Form 10-Q
period 1999-09-30
EQUISTAR CHEMICALS LP
filed 1999-11-15
CIK 1081158

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

                                       OR

[_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

   For the transition period from _______________ to _______________

                        Commission file number 333-76473


                             EQUISTAR CHEMICALS, LP
             (Exact name of registrant as specified in its charter)

           DELAWARE                                     76-0550481
(STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

          1221 MCKINNEY STREET,                            77010
        SUITE 700, HOUSTON, TEXAS                        (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

      Registrant's telephone number, including area code:  (713) 652-7200

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [_]   No [X]

                         PART I.  FINANCIAL INFORMATION

                             EQUISTAR CHEMICALS, LP

                    ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)


                                 BALANCE SHEETS

                                                 SEPTEMBER 30       DECEMBER 31
MILLIONS OF DOLLARS                                  1999              1998
-------------------                             -------------     -------------
ASSETS
Current assets:
     Cash and cash equivalents                        $   10            $   66
     Accounts receivable:
          Trade, net                                     498               345
          Related parties                                159               142
     Receivables from partners                             3                --
     Inventories                                         518               549
     Prepaid expenses and other current assets            23                25
                                                      ------            ------
          Total current assets                         1,211             1,127

Property, plant and equipment, net                     4,010             4,075
Investment in PD Glycol                                   53                55
Goodwill, net                                          1,128             1,151
Deferred charges and other assets                        267               257
                                                      ------            ------
Total assets                                          $6,669            $6,665
                                                      ======            ======
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
     Accounts payable:
          Trade                                       $  439            $  331
          Related parties                                 14                15
     Payables to partners                                 --                 6
     Current maturities of long-term debt                 42               150
     Other accrued liabilities                           125               133
                                                      ------            ------
          Total current liabilities                      620               635

Obligations under capital leases                          --               205
Long-term debt, less current maturities                2,169             1,865
Other liabilities and deferred credits                    87                75
Commitments and contingencies
Partners' capital                                      3,793             3,885
                                                      ------            ------
Total liabilities and partners' capital               $6,669            $6,665
                                                      ======            ======

                       See Notes to Financial Statements.

                             EQUISTAR CHEMICALS, LP

                              STATEMENTS OF INCOME


                                                         FOR THE THREE MONTHS ENDED                  FOR THE NINE MONTHS ENDED
                                                                SEPTEMBER 30                               SEPTEMBER 30
                                                  -------------------------------------      -------------------------------------
MILLIONS OF DOLLARS                                       1999                 1998                  1999                 1998
-------------------                               ----------------      ---------------      ----------------      ---------------
SALES AND OTHER OPERATING REVENUES:
     Unrelated parties                                   $1,193              $  976                $3,128               $2,904
     Related parties                                        278                 173                   655                  359
                                                         ------             -------               -------              -------
                                                          1,471               1,149                 3,783                3,263
                                                         ------             -------               -------              -------
OPERATING COSTS AND EXPENSES:
     Cost of sales:
          Unrelated parties                               1,076                 844                 2,830                2,416
          Related parties                                   247                 158                   567                  325
     Selling, general and administrative expenses            53                  55                   167                  171
     Research and development expense                        11                  11                    31                   30
     Amortization of goodwill and other                       8                   8                    25                   24
      intangibles
     Restructuring and other unusual charges                 --                   4                    --                    5
                                                         ------             -------               -------              -------
                                                          1,395               1,080                 3,620                2,971
                                                         ------             -------               -------              -------
     Operating income                                        76                  69                   163                  292
Interest expense                                            (43)                (44)                 (132)                (114)
Interest income                                               1                   4                     5                   16
Other income, net                                             1                  --                    47                   --
                                                         ------             -------               -------              -------
NET INCOME                                                $  35              $   29                $   83               $  194
                                                         ======             =======               =======              =======



                       See Notes to Financial Statements.

                             EQUISTAR CHEMICALS, LP

                            STATEMENTS OF CASH FLOWS

                                                                    FOR THE NINE MONTHS ENDED
                                                                            SEPTEMBER 30
                                                                    ------------------------
Millions of dollars                                                    1999           1998
-------------------                                                 ---------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                         $  83        $   194
     Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation and amortization                                   222            201
          Equity in losses of investment in PD Glycol                       3              2
          Net gain on sales of assets                                     (40)            --
          Increase in accounts receivable                                (170)           (99)
          (Increase) decrease in receivables from partners                 (3)           150
          Decrease in inventories                                          37             32
          Increase in accounts payable                                    104             35
          Decrease in payables to partners                                 (6)           (63)
          Increase (decrease) in other accrued liabilities                (12)            75
          Net change in other working capital accounts                      3              4
          Other                                                           (30)           (38)
                                                                    ---------       --------
               Net cash provided by operating activities                  191            493
                                                                    ---------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Expenditures for property, plant and equipment                      (112)          (111)
     Proceeds from sales of assets                                         73             --
     Contributions and advances to affiliates                             (18)           (10)
                                                                    ---------       --------
               Net cash used in investing activities                      (57)          (121)
                                                                    ---------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings of long-term debt                                         918            726
     Payment of debt issuance costs                                        (6)            --
     Repayments of long-term debt                                        (722)           (36)
     Repayments of obligations under capital leases                      (205)            --
     Distributions to partners                                           (175)        (1,421)
     Proceeds from payment of note receivable by Lyondell                  --            345
                                                                    ---------       --------
               Net cash used in financing activities                     (190)          (386)
                                                                    ---------       --------
DECREASE IN CASH AND CASH EQUIVALENTS                                     (56)           (14)
Cash and cash equivalents at beginning of period                           66             41
                                                                    ---------       --------
Cash and cash equivalents at end of period                              $  10        $    27
                                                                    =========       ========

                       See Notes to Financial Statements.

                             EQUISTAR CHEMICALS, LP

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


1.  BASIS OF PREPARATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included. For further information, refer to the financial statements and notes thereto for the year ended December 31, 1998 included in the Equistar Chemicals, LP ("Equistar" or "Partnership") Prospectus dated September 2, 1999, previously filed with the Securities and Exchange Commission, relating to its Registration Statement on Form S-4 (No. 333-76473). Certain amounts from prior periods have been reclassified to conform to the current period presentation.

2.  COMPANY OPERATIONS

Pursuant to a partnership agreement ("Partnership Agreement"), Lyondell Chemical Company ("Lyondell"), formerly Lyondell Petrochemical Company, and Millennium Chemicals Inc. ("Millennium") formed Equistar Chemicals, LP, a Delaware limited partnership, which commenced operations on December 1, 1997. The Partnership is a joint venture and the businesses contributed by Lyondell and Millennium consisted of non-monetary assets and were accounted for on a predecessor basis. From December 1, 1997 to May 15, 1998, the Partnership was owned 57% by Lyondell and 43% by Millennium. Lyondell owns its interest in the Partnership through two wholly owned subsidiaries, Lyondell Petrochemical G.P. Inc. and Lyondell Petrochemical L.P. Inc. Millennium also owns its interest in the Partnership through two wholly owned subsidiaries, Millennium Petrochemicals GP LLC and Millennium Petrochemicals LP LLC ("Millennium LP").

On May 15, 1998, the Partnership was expanded with the contribution of certain assets from Occidental Petroleum Corporation ("Occidental"). These assets included the ethylene, propylene and ethylene oxide ("EO") and derivatives businesses and certain pipeline assets held by Oxy Petrochemicals Inc. a former subsidiary of Occidental ("Oxy Petrochemicals"), a 50% interest in a joint venture between PDG Chemical Inc. and E.I. DuPont de Nemours and Company, and a lease to the Partnership of the Lake Charles, Louisiana olefins plant and related pipelines held by Occidental Chemical Corporation ("Occidental Chemical") (collectively, the "Occidental Contributed Business"). Occidental Chemical and PDG Chemical Inc. are both wholly owned, indirect subsidiaries of Occidental. The Occidental Contributed Business included olefins plants at Corpus Christi and Chocolate Bayou, Texas; EO/ethylene glycol ("EG") and EG derivatives businesses located at Bayport, Texas, Occidental's 50% ownership of PD Glycol, which operates EO/EG plants at Beaumont, Texas, 950 miles of owned and leased ethylene/propylene pipelines and the lease to the Partnership of the Lake Charles, Louisiana olefins plant and related pipelines.

In exchange for the Occidental Contributed Business, two subsidiaries of Occidental were admitted as limited partners and a third subsidiary was admitted as a general partner in the Partnership for an aggregate partnership interest of 29.5%. In addition, the Partnership assumed approximately $205 million of Occidental indebtedness and the Partnership issued a promissory note to an Occidental subsidiary in the amount of $419.7 million. In connection with the contribution of the Occidental Contributed Business and the reduction of Millennium's and Lyondell's ownership interests in the Partnership, the Partnership also issued a promissory note to Millennium LP in the amount of $75 million. The consideration paid for the Occidental Contributed Business was determined based upon arms-length negotiations between Lyondell, Millennium and Occidental. In connection with the transaction, the Partnership and Occidental also entered into a long-term agreement for the Partnership to supply the ethylene requirements for Occidental Chemical's U.S. manufacturing plants.

Upon completion of this transaction, the Partnership is now owned 41% by Lyondell through wholly owned subsidiaries, 29.5% by Millennium through wholly owned subsidiaries and 29.5% by Occidental through wholly owned subsidiaries.

The Partnership owns and operates the petrochemicals and polymers businesses contributed by Lyondell, Millennium and Occidental ("Contributed Businesses") which consist of 17 manufacturing facilities on the U.S. Gulf Coast and in the U.S. Midwest. The petrochemicals segment produces products including ethylene, propylene and butadiene; aromatics, including benzene and toluene; oxygenated chemicals, including ethylene oxide and derivatives, and methyl tertiary butyl ether ("MTBE"); ethyl alcohol and diethyl ether; and specialty chemicals, including refinery building blocks. These products are used primarily in the production of other chemicals and products, including polymers. The petrochemicals segment also includes sales of methanol produced by Lyondell Methanol Company, L.P. ("Lyondell Methanol"), which is owned 75 percent by Lyondell. The Partnership operates the Lyondell Methanol facility. The polymers segment produces polyolefins, including high-density polyethylene ("HDPE"), low-density polyethylene ("LDPE"), linear low-density polyethylene ("LLDPE"), and polypropylene; and performance polymers products, including wire and cable resins and compounds; adhesive resins; and fine powders, which are used in the production of a wide variety of consumer and industrial products. The concentrates and compounds business, which was part of the performance polymers products, was sold effective April 30, 1999 (see Note 3).

The Partnership Agreement provides that Equistar is governed by a Partnership Governance Committee consisting of nine representatives, three appointed by each partner. Most of the significant decisions of the Partnership Governance Committee require unanimous consent, including approval of the Partnership's Strategic Plan and annual updates thereof.

Pursuant to the Partnership Agreement, net income is allocated among the partners on a pro rata basis based upon their percentage ownership of the Partnership. Distributions are made to the partners based upon their percentage ownership of the Partnership. Additional contributions required by the Partnership will also be based upon the partners' percentage ownership of the Partnership.

3.  SALE OF CONCENTRATES AND COMPOUNDS BUSINESS

Effective April 30, 1999, Equistar completed the sale of its concentrates and compounds business. The transaction included two manufacturing facilities, located in Heath, Ohio and Crockett, Texas, and related inventories. Equistar recorded a net gain on the sale of approximately $42 million.

4.  INVENTORIES

The components of inventories consisted of the following:

                                             SEPTEMBER 30        DECEMBER 31
MILLIONS OF DOLLARS                              1999                1998
--------------------                       ----------------      --------------
Finished goods                                  $ 298               $ 301
Work-in-process                                     8                  11
Raw materials                                     120                 149
Materials and supplies                             92                  88
                                                -----               -----
     Total inventories                          $ 518               $ 549
                                                =====               =====

5.  PROPERTY, PLANT AND EQUIPMENT, NET

The components of property, plant and equipment, at cost, and the related accumulated depreciation consisted of the following:

                                                        SEPTEMBER 30    DECEMBER 31
MILLIONS OF DOLLARS                                         1999           1998
-------------------                                    -------------    -----------
Land                                                       $   78          $   78
Manufacturing facilities and equipment                      5,625           5,349
Manufacturing equipment acquired under capital leases          --             236
Construction in progress                                      231             189
                                                           ------          ------
     Total property, plant and equipment                    5,934           5,852
Less accumulated depreciation                               1,924           1,777
                                                           ------          ------
     Property, plant and equipment, net                    $4,010          $4,075
                                                           ======          ======

6.  LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Long-term debt at September 30, 1999 and December 31, 1998 consisted of the following:

                                                          SEPTEMBER 30             DECEMBER 31
MILLIONS OF DOLLARS                                           1999                     1998
-------------------                                     ----------------      -------------------
Bank credit facilities:
     5-year term credit facility                                $  750                  $1,150
     $500 million credit agreement                                  --                     152
Other debt obligations:
     Medium-term notes (due 2000-2005)                             163                     163
     10.00% Notes due 1999                                          --                     150
     9.125 % Notes due 2002                                        100                     100
     8.50% Notes due 2004                                          300                      --
     6.50% Notes due 2006                                          150                     150
     8.75% Notes due 2009                                          598                      --
     7.55% Debentures due in 2026                                  150                     150
                                                               -------                  ------
          Total long-term debt                                   2,211                   2,015
Less current maturities                                             42                     150
                                                               -------                  ------
          Long-term debt, net                                    2,169                   1,865
Capital lease obligations (5.89% due in 2000)                       --                     205
                                                               -------                  ------
          Total long-term debt and lease obligations            $2,169                  $2,070
                                                               =======                  ======


7.  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the nine months ended September 30, 1999 and 1998 is as follows:

                                                     FOR THE NINE MONTHS ENDED
                                                           SEPTEMBER 30
                                                   -----------------------------
MILLIONS OF DOLLARS                                  1999                 1998
-------------------                                --------             --------
Cash paid for interest                               $  131                $ 105
                                                     ======               ======
Noncash investing and financing activities:
     Noncash adjustments to contributed capital      $   --                $   6
     Other                                                2                   --
     Inventory transfer from PD Glycol                   18                   10
                                                     ======               ======

8.  COMMITMENTS AND CONTINGENCIES

The Partnership has various purchase commitments for materials, supplies and services incident to the ordinary conduct of business. In the aggregate, such commitments are not at prices in excess of current market.

The Partnership is also subject to various lawsuits and proceedings. Subject to the uncertainty inherent in all litigation, management believes the resolution of these proceedings will not have a material adverse effect upon the financial statements or liquidity of the Partnership.

Equistar has agreed to indemnify and defend Lyondell and Millennium, individually, against certain uninsured claims and liabilities which Equistar may incur relating to the operation of the Contributed Businesses prior to December 1, 1997 up to $7 million each within the first seven years of the Partnership, subject to certain terms of the Asset Contribution Agreements. Equistar has also agreed to indemnify Occidental up to $7 million on a similar basis relating to the operation of the Occidental Contributed Business prior to May 15, 1998. During the nine months ended September 30, 1999 and 1998, the Partnership incurred and paid $8 million and $3 million, respectively, in expenses for these uninsured claims and liabilities. The Partnership has cumulatively paid $13 million for these uninsured claims and liabilities since its formation in December 1997.

The Partnership's policy is to be in compliance with all applicable environmental laws. The Partnership is subject to extensive environmental laws and regulations concerning emissions to the air, discharges to surface and subsurface waters and the generation, handling, storage, transportation, treatment and disposal of waste materials. Some of these laws and regulations are subject to varying and conflicting interpretations. In addition, the Partnership cannot accurately predict future developments, such as increasingly strict requirements of environmental laws, inspection and enforcement policies and compliance costs therefrom which might affect the handling, manufacture, use, emission or disposal of products, other materials or hazardous and non-hazardous waste. The Partnership has no reserves for environmental matters as of September 30, 1999.

Certain federal and state governmental initiatives have sought either to rescind the oxygenate requirement for reformulated gasoline or to restrict the use of MTBE. These initiatives or other governmental actions could result in a significant reduction in Equistar's MTBE sales.

In the opinion of management, any liability arising from the matters discussed in this Note is not expected to have a material adverse effect on the financial statements or liquidity of the Partnership. However, the adverse resolution in any reporting period of one or more of these matters could have a material impact on the Partnership's results of operations for that period without giving effect to contribution or indemnification obligations of co-defendants or others, or to the effect of any insurance coverage that may be available to offset the effects of any such liability.

9.  SEGMENT AND RELATED INFORMATION

Equistar has identified three reportable segments in which it operates: (i) petrochemicals; and (ii) polymers; and (iii) unallocated. Summarized financial information concerning Equistar's reportable segments is shown in the following table:


MILLIONS OF DOLLARS                          PETROCHEMICALS    POLYMERS  UNALLOCATED    ELIMINATIONS          TOTAL
-------------------                          --------------    --------  -----------    ------------         -------
FOR THE THREE MONTHS ENDED SEPTEMBER 30,
 1999:
Sales and other operating revenues:
      Customers                                      $  938      $  533                                       $1,471
      Intersegment                                      362                                    $(362)             --
                                             -----------------------------------------------------------------------
Total sales and operating revenues                   $1,300      $  533                        $(362)         $1,471
                                             =======================================================================
Operating income                                     $   99      $   26        $ (49)                         $   76
Interest expense                                                                 (43)                            (43)
Interest income                                                                    1                               1
Other income, net                                                                  1                               1
                                             -----------------------------------------------------------------------
Net income                                           $   99      $   26        $ (90)                         $   35
                                             =======================================================================
FOR THE THREE MONTHS ENDED SEPTEMBER 30,
 1998:
Sales and other operating revenues:
      Customers                                      $  667      $  482                                       $1,149
      Intersegment                                      252           7                        $(259)             --
                                             -----------------------------------------------------------------------
Total sales and operating revenues                   $  919      $  489                        $(259)         $1,149
                                             =======================================================================
Operating income                                     $   84      $   35        $ (50)                         $   69
Interest expense                                                                 (44)                            (44)
Interest income                                                                    4                               4
                                             -----------------------------------------------------------------------
Net income                                           $   84      $   35        $ (90)                         $   29
                                             =======================================================================
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
 1999:
Sales and other operating revenues:
      Customers                                      $2,318      $1,465                                       $3,783
      Intersegment                                      932                                    $(932)             --
                                             -----------------------------------------------------------------------
Total sales and operating revenues                   $3,250      $1,465                        $(932)         $3,783
                                             =======================================================================
Operating income                                     $  274      $   46        $(157)                         $  163
Interest expense                                                                (132)                           (132)
Interest income                                                                    5                               5
Other income, net                                                                 47                              47
                                             -----------------------------------------------------------------------
Net income                                           $  274      $   46        $(237)                         $   83
                                             =======================================================================
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
 1998:
Sales and other operating revenues:
      Customers                                      $1,708      $1,555                                       $3,263
      Intersegment                                      857          46                        $(903)             --
                                             -----------------------------------------------------------------------
Total sales and operating revenues                   $2,565      $1,601                        $(903)         $3,263
                                             =======================================================================
Operating income                                     $  281      $  170        $(159)                         $  292
Interest expense                                                                (114)                           (114)
Interest income                                                                   16                              16
                                             -----------------------------------------------------------------------
Net income                                           $  281      $  170        $(257)                         $  194
                                             =======================================================================

The following table presents the details of "Operating income" as presented above in the "Unallocated" column for the periods indicated:

                                                                  FOR THE THREE MONTHS                 FOR THE NINE MONTHS
                                                                   ENDED SEPTEMBER 30                  ENDED SEPTEMBER 30
                                                           -------------------------------     -------------------------------
MILLIONS OF DOLLARS                                              1999               1998             1999               1998
-------------------                                        ------------       ------------     -------------      ------------
Expenses not allocated to petrochemicals and polymers:
     Principally general and administrative expenses              $ (49)             $ (46)            $(157)            $(154)
     Restructuring and other unusual charges                         --                 (4)               --                (5)
                                                           ------------       ------------     -------------      ------------
          Total--Unallocated                                      $ (49)             $ (50)            $(157)            $(159)
                                                           ============       ============     =============      ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Equistar is one of the largest chemical producers in the world with total 1998 revenues of $4.4 billion and total assets of $6.7 billion at the end of 1998. It is one of the world's largest producers of ethylene, the world's most widely used petrochemical. Equistar is also one of the largest producers of polyethylene and propylene in North America. Equistar's operations are divided into two separate business segments: Petrochemicals and Polymers.

RESULTS OF OPERATIONS

THIRD QUARTER 1999 COMPARED TO SECOND QUARTER 1999

Equistar reported net income of $35 million in the third quarter 1999 compared to $41 million in the second quarter 1999. Operating results improved compared to the second quarter, which included net gains on asset sales of $40 million partly offset by the net effect of production unit outages. The third quarter operating improvement reflected higher margins for polymers products as price increases more than offset raw materials cost increases. Petrochemicals margins were relatively flat as higher prices were offset by higher raw materials costs. Asset sales in the second quarter included the sale of Equistar's concentrates and compounds business on April 30, 1999. The second quarter production outages involved Equistar's Channelview olefins units during parts of April and May 1999.

1999 COMPARED TO 1998

NET INCOME--Equistar's net income of $35 million for the third quarter 1999 improved compared to net income of $29 million for the third quarter 1998 primarily due to higher petrochemicals product margins, which were partly offset by lower polymers product margins and volumes in the 1999 period.

Equistar's net income of $83 million for the first nine months of 1999 was lower than net income of $194 million for the first nine months of 1998. The decrease was generally attributable to lower petrochemicals and polymers margins in the first nine months of 1999 compared with the 1998 period, reflecting higher raw material costs, as well as the net effects of olefins unit outages in the second quarter 1999 and the scheduled LaPorte, Texas plant turnaround in the first quarter 1999. These decreases were partly offset by the net gains on asset sales in the second quarter 1999 and a full nine months of volume benefits in the 1999 period from the addition of the Occidental Contributed Business in mid-May 1998.

SEGMENT DATA--The following tables reflect selected actual sales volume data, including intersegment sales volumes, and summarized financial information for Equistar's business segments. The addition of the Occidental Contributed Business is reflected prospectively from May 15, 1998.

                                                        FOR THE THREE MONTHS ENDED                    FOR THE NINE MONTHS ENDED
                                                               SEPTEMBER 30                                  SEPTEMBER 30
                                                ---------------------------------------       --------------------------------------
IN MILLIONS                                             1999                   1998                   1999                  1998
-----------                                     ----------------       ----------------       ----------------      ----------------
SELECTED PETROCHEMICALS PRODUCTS:
    Olefins (pounds)                                     4,760                  4,692                 13,795                12,061
    Aromatics (gallons)                                     94                     78                    270                   179
POLYMERS PRODUCTS (pounds)                               1,541                  1,654                  4,804                 4,858

MILLIONS OF DOLLARS
-------------------
SALES AND OTHER OPERATING REVENUES:
Petrochemicals segment                                  $1,300                 $  919                $ 3,250               $ 2,565
Polymers segment                                           533                    489                  1,465                 1,601
Intersegment eliminations                                 (362)                  (259)                  (932)                 (903)
                                                     ---------               --------              ---------            ----------
    Total                                               $1,471                 $1,149                $ 3,783               $ 3,263
                                                     =========               ========              =========            ==========
COST OF SALES:
Petrochemicals segment                                  $1,198                 $  831                $ 2,967               $ 2,275
Polymers segment                                           487                    430                  1,362                 1,369
Intersegment eliminations                                 (362)                  (259)                  (932)                 (903)
                                                     ---------               --------              ---------            ----------
    Total                                               $1,323                 $1,002                $ 3,397               $ 2,741
                                                     =========               ========              =========            ==========
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Petrochemicals segment                                  $    3                 $    4                $     9               $     9
Polymers segment                                            20                     24                     57                    62
Unallocated                                                 49                     46                    157                   154
                                                     ---------               --------              ---------            ----------
    Total                                               $   72                 $   74                $   223               $   225
                                                     =========               ========              =========            ==========
OPERATING INCOME:
Petrochemicals segment                                  $   99                 $   84                $   274               $   281
Polymers segment                                            26                     35                     46                   170
Unallocated                                                (49)                   (50)                  (157)                 (159)
                                                     ---------               --------              ---------            ----------
    Total                                               $   76                 $   69                $   163               $   292
                                                     =========               ========              =========            ==========

PETROCHEMICALS SEGMENT

REVENUES--Revenues for the third quarter 1999 of $1.3 billion increased 41% over revenues of $919 million in the comparable 1998 period. The increase was primarily due to higher average sales prices as volumes were relatively flat. The increase in average sales prices reflects an upward trend in 1999 compared to a downward trend in the 1998 period. U.S. market sales prices began decreasing in the fourth quarter of 1997 and continued their downward trend through most of 1998. Sales prices increased during the first nine months of 1999, due to tighter supplies and rising raw materials costs.

Revenues for the first nine months of 1999 of $3.3 billion increased 27% versus revenues of $2.6 billion in the comparable 1998 period. The increase was due to both higher sales volumes and higher average sales prices during the period. Sales volumes increased about 14% during the period primarily as a result of the addition of the Occidental Contributed Business in mid-May 1998. As a result of rising prices during 1999 and declining prices during 1998, as noted above, average sales prices for the first nine months of 1999 exceeded average sales prices for the first nine months of 1998.

COST OF SALES--Cost of sales of $1.2 billion for the third quarter 1999 increased 44% compared to $831 million for the third quarter 1998. The increase was primarily due to a significant increase in raw materials costs during the 1999 period. Cost of sales of $3.0 billion for the first nine months of 1999 increased 30% compared to cost of sales of $2.3 billion for the first nine months of 1998. This increase was partly due to higher production levels as 1999 reflected a full nine months of results with the Occidental Contributed Business. The increase was also due to higher raw materials costs and higher maintenance costs associated with the Channelview olefins production unit outages in 1999.

OPERATING INCOME--Operating income of $99 million in the third quarter 1999 increased versus $84 million in the third quarter 1998 primarily due to higher product margins. Margins improved in the third quarter 1999 compared to the third quarter 1998 as average sales prices increased more than raw materials costs. Operating income of $274 million in the first nine months of 1999 decreased slightly versus $281 million in the comparable 1998 period. The effects of lower product margins and plant outages in 1999 were substantially offset by the benefit of increased volumes in 1999. On a nine-month basis, 1999 margins were lower than 1998 margins, as average raw materials costs increased more than average sales prices. The 1999 plant outages included the olefins production unit outages in the second quarter 1999 and the scheduled LaPorte plant turnaround completed in the first quarter 1999. The increase in sales volumes was primarily a result of the addition of the Occidental Contributed Business in mid-May 1998.

POLYMERS SEGMENT

REVENUES--Revenues of $533 million in the third quarter 1999 increased 9% versus $489 million in the comparable 1998 period. The increase reflects higher average industry sales prices in the third quarter 1999 compared to the third quarter 1998, partly offset by lower sales volumes. Polymers sales prices have increased throughout 1999 due to higher raw materials costs compared to a downward trend in prices and raw materials costs in 1998. Volumes declined due to the shut down of less efficient HDPE and other polymer product capacity, plant maintenance and the sale of the concentrates and compounds business. Equistar started up new HDPE capacity in the fourth quarter 1999.

Revenues of $1.5 billion in the first nine months of 1999 decreased versus $1.6 billion in the comparable 1998 period. The decrease was primarily due to lower average industry sales prices, which began decreasing during the fourth quarter 1997 and continued in a downward trend throughout 1998. Although industry sales prices increased throughout the first nine months of 1999, average sales prices for the first nine months of 1999 were lower than the comparable 1998 period.

COST OF SALES--Cost of sales of $487 million in the third quarter 1999 increased 13% from $430 million in the third quarter 1998. This increase was due to higher polymer raw material costs, primarily ethylene, in the third quarter 1999 compared to the third quarter 1998, partly offset by lower sales volumes. Cost of sales was $1.4 billion for the first nine months of both 1999 and 1998. Higher 1999 average sales prices for ethylene, the primary raw material for polymers, were offset by lower sales volumes.

OPERATING INCOME--Operating income of $26 million for the third quarter 1999 decreased versus $35 million in the comparable 1998 period. The decrease was due equally to lower margins and lower sales volumes. Margins were slightly lower in third quarter 1999 than third quarter 1998, as average sales price increases did not offset raw materials cost increases. Operating income of $46 million for the first nine months of 1999 decreased versus $170 million in the comparable 1998 period. The decrease was primarily due to substantially lower margins for the first nine months of 1999 compared to the first nine months of 1998 as raw materials cost increases outpaced sales price increases.

INTEREST EXPENSE, INTEREST INCOME, AND OTHER INCOME

Interest expense of $43 million in the third quarter 1999 was comparable to interest expense of $44 million in the third quarter 1998. Interest expense increased to $132 million in the first nine months of 1999 from $114 million in the first nine months of 1998. This increase primarily reflected the higher levels of debt due to the addition of the Occidental Contributed Businesses in mid-May 1998 and the refinancing of $900 million of debt through the issuance of Equistar's senior unsecured notes in February 1999, which carry a higher fixed rate of interest. Interest income decreased to $1 million in the third quarter 1999 from $4 million in the third quarter 1998. Interest income decreased to $5 million in the first nine months of 1999 from $16 million in the first nine months of 1998. The decrease in interest income for both the three-month and nine-month periods reflects payment in July 1998 of a note receivable from Lyondell. Other income of $47 million in the first nine months of 1999 primarily consists of net gains on asset sales, including the sale of the concentrates and compounds business on April 30, 1999.

FINANCIAL CONDITION

OPERATING ACTIVITIES--Cash provided by operating activities totaled $191 million in the first nine months of 1999 compared to $493 million in the first nine months of 1998. The decrease in cash provided by operating activities in the 1999 period was primarily due to lower income, while cash provided by operating activities in the 1998 period included reimbursements from Equistar's partners for payment of their retained accounts payable balances.

INVESTING ACTIVITIES--Equistar's capital expenditures were $112 million in the first nine months of 1999. The most significant capital expenditures related to the 480-million-pound HDPE resin expansion project at the Matagorda, Texas facility, which started up in the fourth quarter 1999. Equistar's total 1999 capital budget is $170 million. Capital expenditures in 1999 were funded from cash flows from operations.

In April 1999, Equistar completed the sale of its concentrates and compounds business, which included the Heath, Ohio and Crockett, Texas facilities.

FINANCING ACTIVITIES--Net cash used in financing activities was $190 million for the first nine months of 1999, including distributions to partners of $175 million. During the first quarter 1999, Equistar completed an offering of senior unsecured notes in the principal amount of $900 million, consisting of $300 million principal amount of 8.5% notes due February 2004 and $600 million principal amount of 8.75% notes due February 2009. The proceeds were used to repay the outstanding balance of $152 million under Equistar's $500 million credit facility, which was subsequently terminated, $205 million of capital lease obligations, $385 million of indebtedness outstanding under Equistar's $1.25 billion revolving credit facility, and the $150 million aggregate principal amount of 10% notes on June 1, 1999. Equistar also repaid an additional $27 million of indebtedness during 1999.

CURRENT BUSINESS OUTLOOK

Equistar expects the current business environment of high raw materials costs and significant consolidation in the commodity chemical industry to continue. Raw materials cost increases have put pressure on margins in spite of strong growth and favorable supply/demand conditions in 1999. Industry forecasts project a continuing difficult business environment due to the upcoming capacity additions. Management's priority in the current business environment is to enhance Equistar's financial flexibility by actively managing its current portfolio of assets and maximizing earnings and cash flow. While Equistar does not control raw material costs or general market conditions, management plans to maximize earnings and cash flow by focusing on the things that it can directly influence such as continuing to reduce working capital, achieve cost reductions and employ a disciplined capital program.

YEAR 2000

Equistar uses many information technology or "IT" systems as well as non-IT systems, such as manufacturing support and other systems that could be affected by the "Year 2000 problem." The Year 2000 problem arises from computer programs and computer and other equipment with embedded chips or processors that use two digits rather than four to designate the year. Date-sensitive computer operations may recognize a date using "00" as the year 1900 rather than the year 2000, resulting in system failures or miscalculations, which may cause operational disruptions.

In May 1997, before the formation of Equistar, Lyondell commenced the first major use of new software for business information systems it subsequently contributed to Equistar. The new systems, based on enterprise software from SAP America, Inc. ("SAP"), replaced older business systems and allow employees at different locations to share financial and operating information more effectively. Equistar completed company-wide implementation of its SAP project in the second quarter 1999. The new systems and software are Year 2000 compliant, thus addressing the majority of Equistar's Year 2000 business system requirements.

Equistar has a Year 2000 Steering Committee and along with Lyondell and LYONDELL-CITGO Refining LP, another Delaware limited partnership of which Lyondell is a partner, has appointed representatives to Lyondell's

Year 2000 Executive Sponsor Team. The Executive Sponsor Team provides oversight to each member's steering committee.

Equistar's steering committee has completed an assessment of the state of readiness of its IT and non-IT systems. This assessment process consisted of an inventory of Year 2000 sensitive equipment, an assessment of the impact of possible failures, determination of the required remediation actions, and testing and implementation of solutions. The assessments covered both manufacturing systems, including laboratory information systems and field instrumentation, and significant third party vendor and supplier systems, including employee compensation and benefit plan maintenance systems. The inventory, assessment and remediation phases have been completed. Testing and final implementation for critical systems is complete. Year 2000 simulation drills were successfully conducted at various sites, and the results and recommendations thereof communicated to and implemented at those and other sites of Equistar. Equistar anticipates that testing and implementation of non-critical systems will be complete by year-end 1999. The progress of these phases as of September 30, 1999 is summarized as follows:

Chart showing the percentage of completion of the inventory, assessment, remediation, testing and implementation phases of the Year 2000 assessment process for Equistar. The percentage of completion is indicated in the table below:

                             Equistar Chemicals, LP
                              Year 2000 Readiness
                            As of September 30, 1999

                    Inventory    Assessment    Remediation    Testing    Implementation
---------------------------------------------------------------------------------------
Equistar               99%           99%            99%        95%               94%
---------------------------------------------------------------------------------------

As of September 30, 1999, Year 2000 spending by Equistar for the replacement or modification of both IT and non-IT systems is summarized as follows:

                                                MILLIONS OF DOLLARS
                                                -------------------
       Spending through September 30, 1999...                   $ 7
       Estimated additional spending.........                     3
                                                                ---
           Total estimated spending..........                   $10
                                                                ===

The estimated amount does not include costs incurred in connection with the implementation of SAP-related software. Spending is funded by cash generated from operations. Approximately 19% of the estimated spending could qualify for capitalization. Management believes that all significant systems controlled by Equistar will be Year 2000 ready by year-end 1999.

Equistar's steering committee has also substantially completed an assessment of the readiness of significant customers and suppliers, primarily through formal written representations as to Year 2000 readiness. Suppliers of natural gas liquids and petroleum liquids, the raw materials used in the production of olefins, as well as utility and transportation providers, are critical to Equistar's business. While the results of the assessment to date do not indicate that any critical suppliers of raw materials, utilities or transportation will fail to be Year 2000 compliant by December 31, 1999, there can be no assurance that third parties with whom Equistar has a significant business relationship will successfully test, reprogram, and replace all of their IT and non-IT systems on a timely basis. A Year 2000 failure by one of Equistar's key suppliers could interfere with its ability to make and cause delivery of products, utilities or transportation, and this, in turn, could cause disruptions in Equistar's operations. These potential disruptions could make it necessary to seek alternative sources of supply, which may be more expensive or difficult to obtain.

Equistar has substantially completed contingency plan preparation with the assistance of an outside consultant. These plans are intended to avoid material interruption of core business operations through the year 2000 and beyond, while ensuring safe operations and responsible financial performance. The contingency planning involved an analysis of critical business processes, an identification of the most likely threats (internal or external) to these processes, and development of solutions and alternatives to minimize the likelihood or potential adverse effects of these threats. Final testing of these plans is nearing completion.

Because of the inherent uncertainty due to possible unanticipated failures by third-party customers and suppliers, Equistar is unable to accurately assess the extent and resulting materiality of the impact of possible Year 2000 failures. In the most reasonably likely worst case scenario, controlled plant shutdowns using Equistar's standard shutdown procedures might be necessitated by failures of utility providers or suppliers affecting plant operability. In such event, Equistar would evaluate the need to reroute or reschedule the production at another Equistar facility or find alternative suppliers for its customers.
These events could adversely affect Equistar's operations. However, management believes that the completion of Equistar's Year 2000 assessment process has significantly reduced the probability of any significant disruptions of operations from internal sources, that the contingency plans should mitigate the potential impact of unanticipated failures by third party customers and suppliers, and that the Year 2000 problem will likely not have a material adverse effect on Equistar's results of operations, liquidity or financial position.

ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. Subsequently, the FASB delayed the effective date by one year. The statement is effective for Equistar's calendar year 2001 with early adoption permitted. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending upon whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings. Equistar is currently evaluating the effect of SFAS No. 133.

ITEM 3.  DISCLOSURE OF MARKET RISK

Reference is made to the disclosure of market risk included in Equistar's Prospectus dated September 2, 1999, previously filed with the Securities and Exchange Commission, relating to its Registration Statement on Form S-4 (No. 333-76473). During October 1999, Equistar entered into over-the-counter derivatives and price collar agreements for crude oil to help manage its exposure to commodity price risk with respect to crude-oil related raw materials purchases. These hedging arrangements have the effect of locking in, at predetermined prices or ranges of prices and for a specified period of time, the prices that Equistar will pay for the volumes to which the hedge relates. As a result, while these hedging arrangements are structured to reduce its exposure to increases in price associated with the hedged commodity, they also limit the benefit Equistar might otherwise receive from any price decreases associated with the hedged commodity. The derivatives and collar agreements covered 7 million and 10 million barrels, respectively, mature in November and December 1999 and January 2000, and cover approximately half of Equistar's crude-oil related raw material requirements for this period. Equistar does not engage in any derivatives trading activities.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this report are "forward-looking statements" within the meaning of the federal securities laws. Although Equistar believes the expectations reflected in such forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties, and Equistar can give no assurance that such expectations will prove to have been correct. Equistar's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the cyclical nature of the chemical and refining industries, uncertainties associated with the economy, current and potential governmental regulatory actions, substantial chemical and refinery capacity additions resulting in oversupply and declining prices and margins, raw material costs or supply arrangements, Equistar's ability to implement cost reductions, and operating interruptions (including leaks, explosions, fires, mechanical failure, unscheduled downtime, labor difficulties, transportation interruptions, spills and releases and other environmental risks). Many of such factors are beyond Equistar's ability to control or predict. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or prior earnings levels.

All forward-looking statements in this Form 10-Q are qualified in their entirety by the cautionary statements contained in this section and elsewhere in this report.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     There have been no material developments with respect to the Company's legal proceedings previously reported in the Equistar Chemicals, LP Prospectus dated September 2, 1999, previously filed with the Securities and Exchange Commission relating to its Form S-4 (No. 333-76473).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

           27      Financial Data Schedule.

      (b)  Reports on Form 8-K

     None.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Equistar Chemicals, LP


Dated:  November 15, 1999                  /s/  KELVIN R. COLLARD
                                           -------------------------------------
                                           Kelvin R. Collard
                                           Vice President and Controller
                                           (Duly Authorized Officer and
                                           Principal Accounting Officer)