Form 10-K405
period 1999-12-31
EQUISTAR CHEMICALS LP
filed 2000-03-30
CIK 1081158

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File No. 333-76473

                             EQUISTAR CHEMICALS, LP
             (Exact name of Registrant as specified in its charter)


           DELAWARE                                   76-0550481
(State or other jurisdiction of             (I.R.S. Employee Identification No.)
incorporation or organization)

     1221 McKINNEY STREET,
   SUITE 700, HOUSTON, TEXAS                             77010
(Address of principal executive offices)               (Zip Code)



      Registrant's telephone number, including area code: (713) 652-7200

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      None


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [x]     No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

                                     PART I

Items 1 and 2.  Business and Properties

OVERVIEW

     Equistar Chemicals, LP ("Equistar") is one of the largest chemical producers in the world with total 1999 revenues of $5.4 billion and assets of $6.7 billion at the end of 1999. It is the world's second largest, and North America's largest, producer of ethylene, the world's most widely used petrochemical. Equistar is also the second largest producer of polyolefins in North America.

     Equistar's petrochemicals segment manufactures and markets olefins, oxygenated chemicals and aromatics. Equistar's olefins products are primarily ethylene, propylene and butadiene. Olefins and their co-products are basic building blocks used to create a wide variety of products. Ethylene is used to produce polyethylene, ethylene oxide, ethylene dichloride and ethylbenzene. Propylene is used to produce polypropylene and propylene oxide. Equistar's oxygenated chemicals include ethylene oxide ("EO"), ethylene glycol ("EG"), ethanol and methyl tertiary butyl ether ("MTBE"). Oxygenated chemicals have uses ranging from paint to cleaners to polyester fibers. Equistar's aromatics are benzene and toluene.

     Equistar's polymers segment manufactures and markets polyolefins, including high-density polyethylene, low-density polyethylene, linear low-density polyethylene, polypropylene and performance polymers. Polyethylene is used to produce packaging film, trash bags and lightweight high-strength plastic bottles for milk, juices, shampoos and detergents. Polypropylene is used in a variety of products including plastic caps and other closures, rigid packaging and carpet facing and backing. Equistar's performance polymers include enhanced grades of polyethylene such as wire and cable resins and polymeric powders. For additional segment information, see Note 17 of Notes to Consolidated Financial Statements.

     Equistar was formed in December 1997 as a Delaware limited partnership owned by Lyondell Chemical Company ("Lyondell") and Millennium Chemicals Inc. ("Millennium"). Lyondell contributed substantially all of the assets of its petrochemicals and polymers business segments. Millennium contributed substantially all of the assets of Millennium Petrochemicals' ethylene, polyethylene and related products, performance polymers and ethyl alcohol businesses. In May 1998, Lyondell, Millennium, Equistar and Occidental Petroleum Corporation ("Occidental") consummated a series of transactions to expand Equistar through the addition of Occidental's petrochemical assets. Lyondell's aggregate interest in Equistar is 41%, and each of Millennium's and Occidental's aggregate interest in Equistar is 29.5%. Millennium has publicly announced its intention to sell its interest in Equistar and is actively seeking qualified buyers. There can be no assurance that any such sale will be consummated, but Equistar does not expect any such sale to affect its operations or results.

     If Lyondell, Millennium or Occidental or any of their affiliates desire to initiate or pursue an opportunity to undertake, engage in, acquire or invest in a business or activity or operation within the scope of Equistar's business, the opportunity must first be offered to Equistar. Equistar has certain options to participate in the opportunity, but if it determines not to participate, the party offering the opportunity is free to pursue it on its own. If the opportunity within Equistar's scope of business constitutes less than 25% of an acquisition that is otherwise not within the scope of Equistar's business, Lyondell, Millennium or Occidental, as the case may be, may make the acquisition, provided that the portion within the scope of Equistar's business is thereafter offered to Equistar.

  Equistar's principal executive offices are located at 1221 McKinney Street, Suite 700, Houston, Texas 77010 and its telephone number is (713) 652-7200.

PETROCHEMICALS SEGMENT

     Petrochemicals are fundamental to many segments of the economy, including the production of consumer products, housing components, automotive products and other durable and nondurable goods. Equistar produces petrochemicals, including olefins, aromatics and oxygenated chemicals, at twelve facilities located in six states. Olefins include ethylene, propylene and butadiene. Aromatics include benzene and toluene. Oxygenated chemicals include ethylene oxide, ethylene glycol, ethanol and MTBE. Equistar's petrochemical products are used to manufacture polymers and intermediate chemicals, which are used in a variety of consumer and industrial products. Ethylene is the most significant petrochemical in terms of worldwide production volume. Ethylene is also the key building block for polyethylene and a large number of other chemicals, plastics and synthetics. With the strong growth of end-use products derived from ethylene during the past several decades, especially as plastics have developed into low-cost, high-performance substitutes for a wide range of materials such as metals, paper and glass, U.S. ethylene consumption has grown by an average annual rate of approximately 4%.

     Equistar's Chocolate Bayou, Corpus Christi and two Channelview, Texas olefins plants use petroleum liquids, including naphtha, condensates and gas oils (collectively "petroleum liquids"), as raw materials to produce ethylene. Assuming the co-products are recovered and sold, the cost of ethylene production from petroleum liquids has historically been less than the cost of producing ethylene from natural gas liquids, including ethane, propane and butane (collectively "NGLs"). The use of petroleum liquids results in the production of a significant amount of co-products, such as propylene, butadiene, benzene and toluene, and of specialty products such as dicyclopentadiene, isoprene, resin oil, piperylenes, hydrogen and alkylate. Based upon an independent third-party survey, Equistar believes its Channelview facility is the lowest production cost ethylene facility in the United States. Its Morris, Illinois; Clinton, Iowa; Lake Charles, Louisiana; and LaPorte, Texas plants are designed to use NGLs, which primarily produce ethylene with some co-products such as propylene. A comprehensive pipeline system connects Equistar's plants along the Gulf Coast with major olefins customers. Raw materials are sourced both internationally and domestically and are shipped via vessel and pipeline.

     Equistar produces ethylene oxide and its primary derivative, ethylene glycol, at facilities located in Pasadena, Texas and through PD Glycol, a 50% joint venture with E.I. DuPont de Nemours and Company, in Beaumont, Texas. The Pasadena facility also produces other derivatives of ethylene oxide, principally glycol ethers and ethanolamines. Ethylene glycol is used in antifreeze and in polyester fibers, resins and films. Ethylene oxide and its derivatives are used in many consumer and industrial end uses, such as detergents and surfactants, brake fluids and polyurethane foams for seating and bedding.

     Equistar produces synthetic ethyl alcohol at the Tuscola, Illinois plant by a process that combines water and ethylene, referred to as direct hydration. Equistar also owns and operates facilities in Newark, New Jersey and Anaheim, California for denaturing ethyl alcohol. In addition, it produces small volumes of diethyl ether, a byproduct of its ethyl alcohol production, at Tuscola. These ethyl alcohol products are ingredients in various consumer and industrial products, as described more fully in the table below.

     The following table outlines Equistar's primary petrochemical products, annual processing capacity as of January 1, 2000, and the primary uses for these products. Unless otherwise specified, in the table below, annual processing capacity was calculated by estimating the number of days in a typical year that a production unit of a plant is expected to operate, after allowing for downtime for regular maintenance, and multiplying that number by an amount equal to the unit's optimal daily output based on the current design raw material mix. Because processing capacity of a production unit is an estimated amount, actual production volumes may be more or less than the processing capacity listed.

          PRODUCT               ANNUAL CAPACITY                                       PRIMARY USES
-----------------------------------------------------------------------------------------------------------------------------------
OLEFINS
-----------------------------------------------------------------------------------------------------------------------------------
Ethylene                      11.5 billion pounds          Ethylene is used as a raw material to manufacture polyethylene, ethylene oxide, ethylene dichloride and ethyl benzene. Polyethylene is used in films for food packaging and trash bags and in blow-molded plastic bottles for milk, juices, shampoos and detergents. Ethylene oxide is used to produce ethylene glycol, which in turn is used to produce antifreeze and polyester. Ethylene dichloride is used to produce polyvinyl chloride for pipe and other vinyl products. Ethyl benzene is used to produce styrene, which in turn is used to produce polystyrene for food packaging and drinking cups.
-----------------------------------------------------------------------------------------------------------------------------------
Propylene                     5.0 billion pounds(a)        Propylene is used to produce polypropylene, acrylonitrile and propylene oxide. Polypropylene is used in products such as plastic caps, closures, rigid packaging and carpet facing and backing. Acrylonitrile is used in clothing (acrylic fibers) and high-impact plastics
                                                           (computers, auto parts). Propylene oxide is used in polyurethane foams for furniture and insulation.
-----------------------------------------------------------------------------------------------------------------------------------
Butadiene                     1.2 billion pounds           Butadiene is used to manufacture styrene-butadiene rubber and polybutadiene rubber, which are used in the manufacture of tires, hoses, gaskets and other rubber products. Butadiene is also used in the production of paints, adhesives, nylon clothing, carpets and engineered plastics.
-----------------------------------------------------------------------------------------------------------------------------------
OXYGENATED  PRODUCTS
-----------------------------------------------------------------------------------------------------------------------------------
Ethylene Oxide                1.1 billion pounds           Ethylene oxide is used to produce surfactants, industrial cleaners,
                              ethylene oxide;              cosmetics, emulsifiers, paint, heat transfer fluids and ethylene glycol
                              400 million pounds as        (polyester fibers and film, polyethylene terephthalate ("PET") resin
                              pure ethylene oxide          and antifreeze).
-----------------------------------------------------------------------------------------------------------------------------------
Ethylene Glycol               1 billion pounds             Ethylene glycol is used to produce polyester fibers and film, PET resin, heat transfer fluids, paint and automobile antifreeze.
-----------------------------------------------------------------------------------------------------------------------------------
Ethylene Oxide                225 million pounds           Ethylene oxide derivatives are used to produce paint and coatings,
  Derivatives                                              polishes, solvents and chemical intermediates.
-----------------------------------------------------------------------------------------------------------------------------------
MTBE                          284 million gallons(b)       MTBE is an octane enhancer and clean fuel additive in reformulated gasoline.
-----------------------------------------------------------------------------------------------------------------------------------
AROMATICS
-----------------------------------------------------------------------------------------------------------------------------------
Benzene                       300 million gallons          Benzene is used to produce styrene, phenol and cyclohexane. These products are used in the production of nylon, plastics, rubber and polystyrene. Polystyrene is used in insulation, packaging and drink cups.
-----------------------------------------------------------------------------------------------------------------------------------
Toluene                       66 million gallons           Toluene is used as an octane enhancer in gasoline, as a chemical raw material for benzene production and as a core ingredient in toluene diisocyanate, a compound in urethane production.
-----------------------------------------------------------------------------------------------------------------------------------
SPECIALTY  PRODUCTS
-----------------------------------------------------------------------------------------------------------------------------------
Dicyclopentadiene             130 million pounds           DCPD is a component of inks, adhesives and polyester resins for molded
  ("DCPD")                                                 parts such as tub and shower stalls and boat hulls.
-----------------------------------------------------------------------------------------------------------------------------------
Isoprene                      145 million pounds           Isoprene is a component of premium tires, adhesive sealants and other rubber products.
-----------------------------------------------------------------------------------------------------------------------------------
Resin Oil                     150 million pounds           Resin oil is used in the production of hot-melt adhesives, inks, sealants, paints and varnishes.
-----------------------------------------------------------------------------------------------------------------------------------
Piperylenes                   100 million pounds           Piperylenes are used in the production of adhesives, inks and sealants.
-----------------------------------------------------------------------------------------------------------------------------------
Hydrogen                      44 billion cubic feet        Hydrogen is used by refineries to remove sulfur from process gas in heavy crude oil.
-----------------------------------------------------------------------------------------------------------------------------------
Alkylate                      337 million gallons(c)       Alkylate is a premium blending component used by refiners to meet Clean
                                                           Air Act standards for reformulated gasoline.
-----------------------------------------------------------------------------------------------------------------------------------
Ethyl Alcohol                 50 million gallons           Ethyl alcohol is used in the production of solvents as well as household, medicinal and personal care products.
-----------------------------------------------------------------------------------------------------------------------------------
Diethyl Ether                 5 million gallons            Diethyl ether is used in laboratory reagents, gasoline and diesel engine starting fluid, liniments, analgesics and smokeless gun powder.
-----------------------------------------------------------------------------------------------------------------------------------

_____________

(a) Does not include refinery-grade material or production from the product flexibility unit at Equistar's Channelview facility, which can convert ethylene and other light petrochemicals into propylene. This facility has a current annual processing capacity of one billion pounds per year of propylene.

(b) Includes up to 44 million gallons/year of capacity operated for the benefit of LYONDELL-CITGO Refining LP ("LCR").

(c) Includes up to 172 million gallons/year of capacity operated for the benefit of LCR.

RAW MATERIALS AND ETHYLENE PURCHASES

     The raw material cost for olefins production is generally the largest component of total cost for the petrochemicals business. Olefins plants with the flexibility to consume a wide range of raw materials are better able to maintain higher levels of profitability during periods of changing energy and petrochemicals prices than olefins plants that are restricted in their raw material processing capability, assuming the co-products are recovered and sold. The primary raw materials used in the production of olefins are petroleum liquids, also referred to as "heavy raw materials," and NGLs, also referred to as "light raw materials."

     Petroleum liquids have had a historical cost advantage over NGLs such as ethane and propane, assuming the co-products are recovered and sold. For example, using petroleum liquids typically generates between one and four cents additional margin per pound of ethylene produced compared to using ethane. Equistar has the capability to realize this margin advantage at the Channelview, Corpus Christi and Chocolate Bayou facilities. This cost advantage is expected to continue due to the significantly higher capital cost for plants with the capability to process both heavy raw materials (or petroleum liquids) and their resulting co-products in contrast to processing light raw materials (or NGLs).

     The Channelview facility is uniquely flexible in that it can process 100% petroleum liquids or up to 80% NGLs. The Corpus Christi plant can process up to 70% petroleum liquids or up to 70% NGLs subject to availability of NGLs. The Chocolate Bayou facility processes 100% petroleum liquids. Equistar's four other olefins facilities currently process only NGLs. Equistar's LaPorte facility can process heavier NGLs, such as butane and natural gasoline.

     The majority of Equistar's petroleum liquids requirements are purchased via contractual arrangements from a variety of third-party domestic and foreign sources. Equistar also purchases a minimal amount of petroleum liquids from third-party domestic and foreign sources selling product via the spot market at the market rate at time of purchase. Equistar purchases NGLs from a wide variety of domestic sources. It obtains a portion of its olefins raw material requirements from LCR at market-related prices.

     In addition to producing its own ethylene, Equistar assumed certain agreements of Millennium for the purchase of ethylene from Gulf Coast producers at market prices. Ethylene purchase obligations under the assumed contracts will decline at the end of 2000, although Equistar currently intends to continue purchasing ethylene from third party sources as needed to meet its requirements.

MARKETING AND SALES

     Ethylene produced by the LaPorte, Morris and Clinton facilities is generally consumed as raw material by the polymers operations at those sites, except for ethylene produced at LaPorte and sold to Millennium. Ethylene and propylene produced at the Channelview, Corpus Christi, Chocolate Bayou and Lake Charles olefins plants are generally distributed by pipeline or via exchange agreements to Equistar's Gulf Coast polymer and ethylene oxide glycol facilities as well as to third parties. As of January 1, 2000, approximately 80% of the ethylene Equistar produced was consumed internally or sold to its affiliates at market-related prices. See "Item 13. Certain Relationships and Related Transactions."

     With respect to sales to third parties, Equistar sells a majority of olefins products to customers with whom Lyondell and Occidental have had long-standing relationships. Sales to third parties generally are made under written agreements that typically provide for: monthly negotiation of price; customer purchase of a specified minimum quantity; and three- to six-year terms with automatic one- or two-year term extension provisions. Some contracts may be terminated early if deliveries have been suspended for several months. No single unrelated third party customer accounted for more than 10% of total petrochemical segment revenues in 1999.

     Ethylene oxide and ethylene glycol are sold to third-party customers under long-term contracts of three to five years' duration with pricing negotiated on a quarterly basis to reflect market conditions. Glycol ethers are sold primarily into the solvent and distributor markets under one-year contracts at market prices, as are ethanolamines and brake fluids. Ethanol and ethers are sold to third-party customers under one-year contracts at market prices.

     Equistar licenses MTBE technology under a license from an affiliate of Lyondell and sells a significant portion of MTBE produced at one of its two Channelview units to Lyondell at market-related prices. The production from the second unit is consumed by LCR for gasoline blending. MTBE produced at Chocolate Bayou is sold to third parties at market-related prices.

     Worldwide demand for MTBE in 1999 was approximately 459,000 barrels per day, based on published data. This demand had increased over the past several years as a result of the Clean Air Act Amendments of 1990 (the "Clean Air Act Amendments"), state and local regulations and the need for incremental octane in gasoline in the United States and other countries. In the United States, the Clean Air Act Amendments set minimum levels for oxygenates, such as MTBE, in gasoline sold in areas not meeting specified air quality standards. However, while studies by federal and state agencies and other organizations have shown that MTBE is safe for use in gasoline and is effective in reducing automotive emissions, the presence of MTBE in some water supplies in California and other states due to gasoline leaking from underground storage tanks and in surface water from recreational water craft has led to public concern that MTBE may contaminate drinking water supplies, and thereby result in a possible health risk.

     Certain federal and state governmental initiatives have sought either to rescind the oxygenate requirement for reformulated gasoline or to restrict or ban the use of MTBE. At the state level, the State of California has initiated action, pursuant to an Executive Order of the Governor and supported by recent legislation, to begin the process of reducing or limiting the use of MTBE by December 31, 2002. Such action, to be effective, would require (i) a waiver of the oxygenate mandate for California, (ii) Congressional action in the form of an amendment to the Clean Air Act or (iii) California refiners to replace MTBE with another oxygenate such as ethanol, a more costly and less widely available additive. At the federal level, a blue ribbon panel appointed by the U.S. Environmental Protection Agency (the "EPA") issued its report on July 27, 1999, which recommended, among other things, reducing the use of MTBE in gasoline. The EPA has recently announced its intent to seek legislative changes from Congress to give EPA authority to ban MTBE over a three-year period. Such action would only be granted through amendments to the Clean Air Act. Additionally, the EPA is seeking a ban of MTBE utilizing rulemaking authority contained in the Toxic Substance Control Act. It would take at least three years for such a rule to issue. These initiatives or other governmental actions could result in a significant reduction in Equistar's MTBE sales. Equistar has developed technologies to convert its facilities to make alternate gasoline blending components should it be necessary to reduce MTBE production in the future.

     In Europe, MTBE is expected to benefit from new legislation in the 15-nation European Union. The so-called "Auto/Oil Legislation" aimed at reducing air pollution from vehicle emissions was enacted in 1998, and refineries have increased consumption of MTBE to meet the new blending requirements. Several European authorities, most notably in Denmark, have investigated possible MTBE contamination of groundwater and have determined that the primary issue is to control leaking underground storage tanks. While these authorities are continuing to monitor governmental findings and actions in the United States, no restrictive action with respect to MTBE is currently planned.

     Equistar sells most of its aromatics production under contracts that have initial terms ranging from two to three years and typically contain automatic one-year term extension provisions. These contracts generally provide for monthly or quarterly price adjustments based upon current market prices. Equistar also markets aromatics produced by LCR, with the exception of benzene, under contracts with similar terms. Benzene produced by LCR is sold directly to Equistar at market-related prices.

     Most of the ethylene and propylene production of the Channelview, Chocolate Bayou, Corpus Christi and Lake Charles facilities are shipped via a 1,430-mile pipeline system which has connections to numerous Gulf Coast ethylene and propylene consumers. This pipeline system, some of which Equistar owns and some of which it leases, extends from Corpus Christi to Mont Belvieu to Port Arthur, Texas as well as around the Lake Charles area. In addition, exchange agreements with other olefins producers allow access to customers who are not directly connected to Equistar's pipeline system. Some propylene is shipped by ocean-going vessel. Ethylene oxide is shipped by railcar, and its derivatives are shipped by railcar, truck, isotank or ocean-going vessel. Butadiene, aromatics and other petrochemicals are distributed by pipeline, railcar, truck, barge or ocean-going vessel.

COMPETITION AND INDUSTRY CONDITIONS

     The basis for competition in Equistar's petrochemicals products is price, product quality, the ability to deliver product when and where the customer wants and customer service. Equistar competes with other large domestic producers of petrochemicals, including: BP Amoco Chemical Company; Chevron Chemical Company; Dow Chemical Company ("Dow"); Exxon Mobil Chemical Company ("Exxon Mobil"); Huntsman Chemical Company, Phillips Petroleum Company ("Phillips"); Shell Chemical Company; and Union Carbide Corporation.

The combined capacity of Equistar's ethylene units at January 1, 2000 was approximately 11.5 billion pounds of ethylene per year or approximately 17% of total North American production capacity. Based on published rated production capacities, Equistar believes it is the largest producer of ethylene in North America. However, industry consolidation, including the combination of British Petroleum and Amoco, Exxon and Mobil, the pending combination of Union Carbide and Dow and the recently announced petrochemicals combination by Chevron and Phillips, has concentrated the industry in fewer, although larger and stronger, competitors. North American ethylene capacity at January 1, 2000 was approximately 67 billion pounds per year. Of the total ethylene production capacity in the United States, approximately 95% is located along the Gulf Coast.

     Petrochemicals profitability is affected by the level of demand for petrochemicals and derivatives along with vigorous price competition among producers which may intensify due to, among other things, the addition of new capacity. In general, demand is a function of economic growth in the United States and elsewhere in the world, which fluctuates. Capacity additions in excess of annual growth also put pressure on margins. It is not possible to predict accurately the changes in raw material costs, market conditions and other factors which will affect petrochemical industry margins in the future.

     The petrochemicals industry has historically experienced significant volatility in capacity utilization and profitability. Producers of olefins primarily for merchant supply to unaffiliated customers typically experience greater variations in their sales volumes and profitability in comparison to more integrated competitors when industry supply and demand relationships are at extremes. This is due primarily to a higher proportion of captive demand for olefins derivatives production experienced by the more integrated competitors. Equistar currently consumes or sells to downstream derivatives facilities owned by it or one of its partners approximately 80% of its ethylene production, which has the effect of reducing volatility.

     Equistar's other major commodity chemical products also experience cyclical market conditions similar to, although not necessarily coincident with, those of ethylene.

POLYMERS SEGMENT

     Through facilities located at ten plant sites in four states, Equistar's polymers segment manufactures a wide variety of polyolefins, including polyethylene, polypropylene and various performance polymers.

     Equistar currently manufactures polyethylene using a variety of technologies at six facilities in Texas and at its Morris, Illinois and Clinton, Iowa facilities. The Morris and Clinton facilities are the only polyethylene facilities located in the Midwest. These facilities enjoy a freight cost advantage over Gulf Coast producers in delivering products to customers in the Midwest and on the East Coast of the United States. Polyethylene is used in a wide variety of consumer products, packaging materials and industrial applications.

     Equistar produces performance polymer products, which include enhanced grades of polyethylene and polypropylene, at several of its polymers facilities. Equistar believes that, over a business cycle, average selling prices and profit margins for performance polymers tend to be higher than average selling prices and profit margins for higher volume commodity polyethylenes.

     Equistar produces wire and cable resins and compounds at Morris, Illinois; La Porte, Texas; Tuscola, Illinois; and Fairport Harbor, Ohio. Wire and cable resins and compounds are used to insulate copper and fiber optic wiring in power, telecommunication and computer and automobile applications.

     The Morris, Illinois and Pasadena, Texas facilities manufacture polypropylene using propylene produced as a co-product of Equistar's ethylene production and propylene purchased from third parties. Polypropylene is sold for various applications in the automotive, housewares and appliance industries.

     The following table outlines Equistar's polymers and performance polymers products, its annual processing capacity at January 1, 2000, the primary uses for these products and their brand names. Unless otherwise specified in the table below, annual processing capacity was calculated by estimating the number of days in a typical year that a production unit of a plant is expected to operate, after allowing for downtime for regular maintenance, and multiplying that number by an amount equal to the unit's optimal daily output based on the current design raw material mix. Because processing capacity of a production unit is an estimated amount, the actual production volumes may be more or less than the processing capacity listed.

                                    ANNUAL
           PRODUCT                 CAPACITY                                 PRIMARY USES                             BRAND NAMES
--------------------------------------------------------------------------------------------------------------------------------
POLYETHYLENE and
POLYPROPYLENE
--------------------------------------------------------------------------------------------------------------------------------
High-density                    3.6 billion       HDPE is used to manufacture grocery, merchandise and trash         ALATHON(R)
Polyethylene ("HDPE")           pounds (a)(b)     bags; food containers for items from frozen desserts to            Petrothene(R)
                                                  margarine; plastic caps and closures; liners for boxes of
                                                  cereal and crackers; plastic drink cups and toys; dairy crates;
                                                  bread trays and pails for items from paint to fresh fruits and vegetables; safety equipment such as hard hats; house wrap for insulation; bottles for household/industrial chemicals and motor oil; milk/water/juice bottles; and large (rotomolded)
                                                  tanks for storing liquids like agricultural and lawn care
                                                  chemicals.
--------------------------------------------------------------------------------------------------------------------------------
Low-density Polyethylene        1.7 billion       LDPE is used to manufacture food packaging films; plastic          Petrothene(R)
  ("LDPE")                      pounds (b)        bottles for packaging food and personal care items;                Acrythene(R)
                                                  dry-cleaning bags; ice bags; pallet shrink-wrap; heavy-duty        (EMA)
                                                  bags for mulch and potting soil; boil-in-bag bags; coatings on     Ultrathene(R)
                                                  flexible packaging products; and coating on paper board such as    (EVA)
                                                  milk cartons. Specialized forms of LDPE are Ethyl Methyl
                                                  Acrylate ("EMA"), which provides adhesion in a variety of
                                                  applications, and Ethylene Vinyl Acetate ("EVA"), which is used in foamed sheets, bag-in-box bags, vacuum cleaner hoses, medical tubing, clear sheet protectors and flexible binders.
--------------------------------------------------------------------------------------------------------------------------------
Linear low-density              1.1 billion       LLDPE is used to manufacture garbage and lawn/leaf bags;           Petrothene(R)
  polyethylene                  pounds            housewares; lids for coffee cans and margarine tubs; and large
  ("LLDPE")                                       (rotomolded) toys like outdoor gym sets.
--------------------------------------------------------------------------------------------------------------------------------
Polypropylene                   680 million       Polypropylene is used to manufacture fibers for carpets, rugs      KromaLon(R)
                                pounds            and upholstery; housewares; automotive battery cases;              Petrofil(R)
                                                  automotive fascia, running boards and bumpers; grid-type           Petrothene(R)
                                                  flooring for sports facilities; fishing tackle boxes; and          KromaLux(R)
                                                  bottle caps and closures.                                          KromaTex(R)
                                                                                                                     Flexathene(R)
--------------------------------------------------------------------------------------------------------------------------------
PERFORMANCE
  POLYMERS
--------------------------------------------------------------------------------------------------------------------------------
Wire and Cable Resins           (c)               Wire and cable resins and compounds are used to insulate copper    Petrothene(R)
  and Compounds                                   and fiber optic wiring in power, telecommunication, computer and automobile applications.
--------------------------------------------------------------------------------------------------------------------------------
Polymeric Powders               (c)               Polymeric powders are component products in structural and bulk    Microthene(R)
                                                  molding compounds; and parting agents and filters for
                                                  appliance, automotive and plastics processing industries.
--------------------------------------------------------------------------------------------------------------------------------
Polymers for Adhesives,         (c)               Polymers are components in hot-metal-adhesive formulations for     Petrothene(R)
  Sealants and Coatings                           case, carton and beverage package sealing; glue sticks;            Ultrathene(R)
                                                  automotive sealants; carpet backing; and adhesive labels.
--------------------------------------------------------------------------------------------------------------------------------
Reactive Polyolefins            (c)               Reactive polyolefins are functionalized polymers used to bond      Plexar(R)
                                                  nonpolar and polar substrates in barrier food packaging; wire and cable insulation and jacketing; automotive gas tanks; and
                                                  metal coating applications.
--------------------------------------------------------------------------------------------------------------------------------
Liquid Polyolefins              (c)               Liquid polyolefins are a diesel fuel additive to inhibit           Vynathene(R)
                                                  freezing.
--------------------------------------------------------------------------------------------------------------------------------

_____________

(a) Includes a 480-million-pound HDPE resin expansion project at the Matagorda facility which commenced operation in October 1999. Also includes the impact of idling a single gas-phase reactor at the Port Arthur facility effective March 31, 1999, which resulted in a decrease in capacity of 300 million pounds in 1999. Additionally, includes the impact of shutting down two slurry reactors at the LaPorte, Texas facility effective April 30, 1999, resulting in a decrease of 100 million pounds in 1999.

(b) In the first quarter of 2000, Equistar idled two slurry reactors with a total capacity of 300 million pounds per year of HDPE. Additionally two autoclave reactors with annual capacity of 60 million pounds of LDPE were idled. All of this capacity is at the LaPorte, Texas facility.

(c) These are enhanced grades of polyethylene and are included in the capacity figures for HDPE, LDPE and LLDPE above, as appropriate.

RESEARCH AND DEVELOPMENT

     Research and development for Equistar's polymers segment is conducted in laboratories at its Cincinnati, Ohio facility and at pilot plants in Matagorda, Texas and Morris, Illinois. These facilities provide product and process technology support for the polymers segment and its customers. See "Research and Technology; Patents and Trademarks Owned or In Use by Equistar."

RAW MATERIALS

     With the exception of the Chocolate Bayou polyethylene plant, Equistar's polyethylene and polypropylene production facilities can receive their ethylene and propylene directly from Equistar's petrochemical facilities via its own olefins pipeline system or from on-site production. The polyethylene plants at Chocolate Bayou, LaPorte, Port Arthur and Pasadena are also pipeline-connected to third parties and can receive ethylene via exchanges or purchases. The polypropylene facility at Morris also receives propylene from a third party.

MARKETING AND SALES

     Equistar's polymers products are primarily sold to an extensive base of established customers. Approximately 30% of these customers have term contracts typically having a duration of one to three years. The remainder is generally sold without contractual term commitments. In either case, in most of the continuous supply relationships prices may be changed upon mutual agreement with Equistar's customers. No single unrelated third party customer accounted for more than 10% of total polymers segment revenues in 1999.

     Polymers are primarily distributed via railcar. Equistar owns or leases, under long-term lease arrangements, approximately 9,500 railcars for use in its polymers business. Equistar sells its polymers products in the United States and Canada primarily through its own sales organization. The sales organization generally engages sales agents to market polymers products in the rest of the world.

COMPETITION AND INDUSTRY CONDITIONS

     The basis for competition in Equistar's polymers products is: price, product performance; product quality; the ability to deliver product when and where the customer wants it; and customer service. Equistar competes with other large producers of polymers, including Chevron, Dow , Eastman Chemical Company, Exxon Mobil, Formosa Plastics, Huntsman Chemical Company, Phillips, Solvay Polymers, Total Fina, Union Carbide Corporation and Westlake Polymers. Industry consolidation, including the 1998 combination of British Petroleum and Amoco, the 1999 combinations of Exxon and Mobil and of Total and Fina, and the pending combination of Union Carbide and Dow, has concentrated the industry in fewer, although larger and stronger, competitors. Polymers profitability is affected by the worldwide level of demand for polymers along with vigorous price competition, which may intensify due to, among other things, new domestic and foreign industry capacity. In general, demand is a function of economic growth in the United States and elsewhere in the world, which fluctuates.. It is not possible to predict accurately the changes in raw material costs, market conditions and other factors that will affect polymers industry margins in the future.

     Based on published rated industry capacities, Equistar is the second largest producer of polyethylene in North America and a leading domestic producer of polyolefins powders, compounds, wire and cable resins, and polymers for adhesives. The combined processing capacity of Equistar's polyethylene units as of January 1, 2000 was approximately 6.45 billion pounds per year or approximately 17% of total industry capacity in North America. There are approximately 19 other North American producers of polyethylene, including Chevron, Dow, Exxon Mobil, Phillips, Solvay Polymers and Union Carbide Corporation. Equistar's polypropylene capacity, 680 million pounds per year as of January 1, 2000, represents approximately 4.5% of the total North American polypropylene capacity. There are approximately 14 other North American competitors in the polypropylene business, including BP Amoco Chemical Company, Exxon Mobil, Montell Polyolefins BV and Total Fina.

PROPERTIES OWNED OR LEASED BY EQUISTAR

     Equistar's principal manufacturing facilities and principal products are detailed below. All of these facilities are wholly owned by Equistar unless otherwise noted.


            LOCATION                                         PRINCIPAL PRODUCTS
-----------------------------------          -------------------------------------------------------
Beaumont, Texas(a)...............            EG
Channelview, Texas(b)............            Ethylene, Propylene, Butadiene, Benzene, Toluene, DCPD, Isoprene,
                                             Resin Oil, Piperylenes, Alkylate and MTBE
Corpus Christi, Texas...........             Ethylene, Propylene, Butadiene and Benzene
Chocolate Bayou, Texas(c).......             HDPE
Chocolate Bayou, Texas(c)(d)....             Ethylene, Propylene, Butadiene, Benzene, Toluene, DCPD, Isoprene,
                                             Resin Oil and MTBE
LaPorte, Texas (e)..............             Ethylene, Propylene, LDPE, LLDPE, HDPE and Liquid Polyolefins
Matagorda, Texas................             HDPE
Pasadena, Texas(f)..............             Ethylene Oxide and Ethylene Glycol and other EO derivatives
Pasadena, Texas(f)..............             Polypropylene and LDPE
Port Arthur, Texas(e)...........             LDPE and HDPE
Victoria, Texas(d)..............             HDPE
Lake Charles, Louisiana(g)......             Ethylene and Propylene
Morris, Illinois................             Ethylene, Propylene, LDPE, LLDPE and Polypropylene
Tuscola, Illinois...............             Ethyl Alcohol, Diethyl Ether, Wire and Cable Resins and Compounds
                                             and Polymeric Powders
Clinton, Iowa...................             Ethylene, Propylene, LDPE and HDPE
Fairport Harbor, Ohio(g)........             Wire and Cable Resins and Compounds
Anaheim, California.............             Denatured Alcohol
Newark, New Jersey..............             Denatured Alcohol

  ____________
(a) The Beaumont facility is owned by PD Glycol, a partnership owned 50% by Equistar and 50% by E.I. DuPont de Nemours and Company.
(b) The Channelview facility has two ethylene processing units. Lyondell Methanol owns a methanol plant located within the Channelview facility on property leased from Equistar. A third party owns and operates a facility on land leased from Equistar that is used to purify hydrogen from Lyondell Methanol's methanol plant. Equistar also operates a styrene maleic anhydride unit and a polybutadiene unit, which are owned by a third party and are located on property leased from Equistar within the Channelview facility.
(c) Millennium Petrochemicals and Occidental each contributed a facility located in Chocolate Bayou. These facilities are not on contiguous property.
(d) The land is leased. The facility is owned.
(e) A substantial portion of the HDPE capacity of the Port Arthur facility was idled on March 31, 1999. Additional HDPE and LDPE capacity at the LaPorte facility was idled in the first quarter of 2000. These production units can be restarted when market conditions warrant.

(f) Occidental and Lyondell each contributed facilities located in Pasadena. These facilities are primarily on contiguous property, and Equistar plans to operate them as one site to the extent practicable. These facilities are operated in conjunction with the LaPorte facility.
(g)  The facilities and land are leased.

     Equistar also owns a storage facility, a brine pond and a tract of vacant land in Mont Belvieu, Texas, located approximately 15 miles east of the Channelview facility. Storage capacity for up to approximately 13 million barrels of NGLs, ethylene, propylene and other hydrocarbons is provided in salt domes at the Mont Belvieu facility. Equistar operates an additional 3 million barrels of ethylene and propylene storage on leased property in Markham, Texas.

     Equistar uses an extensive olefins pipeline system, some of which it owns and some of which it leases, extending from Corpus Christi to Mont Belvieu to Port Arthur and around the Lake Charles area. Equistar owns other pipelines in connection with its Tuscola, Chocolate Bayou, Matagorda, Victoria, Corpus Christi and LaPorte facilities. Equistar owns and leases several pipelines connecting the Channelview facility, the refinery owned by LCR and the Mont Belvieu storage facility; these pipelines are used to transport raw materials, butylenes, hydrogen, butane, MTBE and unfinished gasolines. Equistar also owns a barge docking facility near the Channelview facility capable of berthing eight barges and related terminal equipment for loading and unloading raw materials and products. It owns or leases, under long-term lease arrangements, approximately 11,400 railcars for use in its business.

     Equistar subleases its executive offices and corporate headquarters from Lyondell in downtown Houston, Texas. In addition, it owns facilities which house the Morris and Cincinnati research operations. Equistar also leases sales facilities and storage facilities, primarily in the Gulf Coast area, from various third parties for the handling of products.

RESEARCH AND TECHNOLOGY; PATENTS AND TRADEMARKS

     Equistar maintains a significant research and development facility in Cincinnati, Ohio. The Cincinnati facility features more than 30 plastics processing lines, all of commercial or semi-commercial size, allowing its engineers and technicians to evaluate polyolefins products under conditions similar to a customer's plant. Equistar also has additional research facilities in Morris, Illinois, Matagorda, Texas and Plano, Texas. Product development efforts are aimed at tailoring products to meet specific customer needs. Equistar's research and development expenditures for 1999, 1998, and the period December 1, 1997 (inception) through December 31, 1997 were $42 million, $40 million, and $3 million, respectively.

     The Channelview facility employs proprietary technology owned by Lyondell to convert ethylene and other light petrochemical streams into propylene. Equistar is conducting a research project to investigate alternative olefin feedstocks for use at the Channelview, Chocolate Bayou and/or Corpus Christi facilities. These alternative olefin feedstocks could significantly lower costs and provide an additional competitive advantage at these facilities.

     Recent polymers industry announcements relate to the development of single-site catalysts. Successful development and commercialization of these catalysts are expected to result in enhanced polymer properties and higher margin products. Equistar is conducting research and developing several non-metallocene single-site catalysts (STARTM catalysts) for use in the production of polyolefins resins. Equistar has several patents and patent applications pending in connection with research and development efforts in this area. Equistar does not believe that the loss of any individual patent or trade secret would have a material adverse effect on its petrochemicals or polymers businesses.

     Equistar uses numerous technologies in its operations, many of which are licensed from third parties. Significant licenses Equistar holds include (i) BP Amoco fluid bed polyethylene process for the production of both LLDPE and HDPE;
(ii) Unipol process for the production of LLDPE; and (iii) other licenses for the production of EO, EG, polyethylene and polypropylene. Equistar is not dependent on the retention of any particular license and believes that the loss of any individual license would not have a material adverse effect on operations.

     Equistar acquired rights to numerous recognized brand names from Lyondell and Millennium Petrochemicals Inc. in connection with the formation of Equistar. The brand names are ALATHON(R), KromaLon(R), Petrothene(R), Ultrathene(R), Vynathene(R) and Microthene(R). Its rights to use these trademarks are perpetual as long as it actively uses the trademarks. Equistar is not dependent upon any particular trademark and believes the loss of any individual trademark would not have a material adverse effect on operations.

EMPLOYEE RELATIONS

     As of December 31, 1999, Equistar employed approximately 4,500 full-time employees. Equistar also uses the services of independent contractors in the routine conduct of its business. Approximately 280 hourly workers were covered by collective bargaining agreements. In connection with a November 1999 agreement with Equistar to expand the scope of shared administrative services ("Shared Services Agreement"), approximately 460 persons who had been employed by Equistar in the areas of information technology, human resources, materials management and raw material supply, customer supply chain, accounting, facility services, and legal became employees of Lyondell effective January 1, 2000. Equistar believes that its relations with its employees are good.

CYCLICALITY AND OVERCAPACITY IN THE PETROCHEMICAL AND POLYMER INDUSTRIES

     External factors beyond Equistar's control, such as general economic conditions, competitor actions, international events and circumstances and governmental regulation in the United States and abroad, can cause volatility in the price of Equistar's raw materials. These external factors can also cause fluctuations in demand for Equistar's products and fluctuations in its prices and margins. In addition, these external factors can magnify the impact of economic cycles on its business. As a result, Equistar's income and cash flow will be affected by industry cycles.

     Equistar and its predecessors' historical operating results reflect the cyclical nature of the petrochemical and polymer industries. The petrochemical and polymer industries are mature, and industry margins are sensitive to cyclical petrochemical supply and demand balances. The petrochemical and polymer industries have experienced alternating periods of tight supply, causing prices and profit margins to increase, followed by periods when substantial additional capacity is added, resulting in oversupply and declining prices and profit margins. Currently, there is some overcapacity in the polymers industry, and a number of Equistar's competitors in various segments of both the polymer and petrochemical industries have announced plans for expansion of plant capacity. There can be no assurance that future growth in product demand will be sufficient to utilize this additional capacity. Excess industry capacity may lower Equistar's production rates and margins and its income and cash flow. Furthermore, a number of Equistar's products are highly dependent on durable goods markets, such as housing and automotive, that are themselves particularly cyclical.

     Also, due to the commodity nature of most of Equistar's products, it is not necessarily able to protect its market position by product differentiation or pass on cost increases to its customers. Accordingly, increases in raw material and other costs do not necessarily correlate with changes in product prices, either in the direction of the price change or in magnitude. As a result, changes in commodity prices will affect Equistar's income and cash flow.

ENVIRONMENTAL MATTERS

     The eight-county Houston/Galveston region has been designated a severe non-attainment area for ozone by the EPA. As a result, a plan must be developed by the Texas Natural Resource Conservation Commission ("TNRCC") to reach and demonstrate compliance with the ozone standard by the year 2007. Ozone is a product of the reaction between volatile organic compounds (VOCs) and nitrogen oxides (NOx) in the presence of sunlight, and is a principal component of smog. Because much has already been done to limit VOC emissions, the basis of the proposed plans for meeting the ozone standard will now focus on significant reductions in NOx emissions. It is expected that drastic cuts in industrial sources of NOx will be required. These emission reduction controls must be installed during the next several years, well in advance of the 2007 deadline. This could result in increased capital investment and higher operating costs for Equistar. Equistar is actively involved with a number of organizations that are working with the TNRCC to help solve the ozone problem in the most cost-effective manner.

  The Clean Air Act specified certain emissions standards for vehicles beginning in the 1994 model year and required the EPA to study whether further emissions reductions from vehicles were necessary starting no earlier than the 2004 model year. In 1998, the EPA concluded that more stringent vehicle emission standards were needed and that additional controls on gasoline were necessary to meet these emission standards. These new standards were finalized in 1999 and will require refiners to produce a low sulfur gasoline by 2004 with some allowances for a conditional phase-in period that could extend final compliance until 2006. This rule could negatively impact Equistar's olefins fuel business.


ITEM 3.  LEGAL PROCEEDINGS

  Equistar is, from time to time, a defendant in lawsuits, some of which are not covered by insurance. Many of these suits make no specific claim for relief. Although final determination of legal liability and the resulting financial impact with respect to any such litigation cannot be ascertained with any degree of certainty, Equistar does not believe that any ultimate uninsured liability resulting from the legal proceedings in which it currently is involved (directly or indirectly) will individually, or in the aggregate, have a material adverse effect on its business or financial condition. See Note 16 of Notes to Consolidated Financial Statements.

  From time to time the Company receives notices from federal, state or local governmental entities of alleged violations of environmental laws and regulations pertaining to, among other things, the disposal, emission and storage of chemical and petroleum substances, including hazardous wastes. Although the Company has not been the subject of significant penalties to date, such alleged violations may become the subject of enforcement actions or other legal proceedings and may (individually or in the aggregate) involve monetary sanctions of $100,000 or more (exclusive of interest and costs).


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  There is no established public trading market for the partnership interests of Equistar. See "Item 12. Security Ownership of Certain Beneficial Owners and Management" for a listing of the holders of Equistar's partnership interests.

ITEM 6.  SELECTED FINANCIAL DATA

  The following selected financial data should be read in conjunction with the Financial Statements, including the related notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                                                                          FOR THE PERIOD
                                                                                                         FROM DECEMBER 1,
                                                                          FOR THE YEAR ENDED                   1997
                                                                             DECEMBER 31                 (INCEPTION) TO
                                                                ------------------------------------       DECEMBER 31,
MILLIONS OF DOLLARS                                                     1999              1998(a)              1997
-------------------                                                    ------            --------             ------
Results of Operations Data:
    Sales and other operating revenues                                  $5,436            $4,363               $  365
    Restructuring and other unusual charges (b)                             96                14                   42
    Net income                                                              32               143                    7
Balance Sheet Data:
    Total assets                                                         6,736             6,665                4,600
    Obligations under capital leases                                       - -               205                  - -
    Long-term debt, less current maturities                              2,169             1,865                1,512

_________

(a) The financial information for 1998 includes the operating results of the business contributed by Occidental prospectively from May 15, 1998, the date of contribution. The Occidental contributed business was accounted for using the purchase method of accounting.
(b) Restructuring and other unusual charges in 1999 were the result of decisions to shut down polymer reactors at two Equistar sites and to consolidate certain administrative functions between Lyondell and Equistar. During the year ending December 31, 1998 and for the period from December 1, 1997 (inception) to December 31, 1997, restructuring and other unusual charges were the result of the mergers and integration of the businesses contributed by Lyondell, Millennium, and Occidental.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This discussion should be read in conjunction with information contained in the financial statements and the notes thereto.


RESULTS OF OPERATIONS

    SELECTED PRICING INFORMATION--The following graphs present selected industry pricing information for the periods shown.

                             [GRAPHS APPEAR HERE]


Chart 1 - Month-end average spot price WTS low prices for Crude Oil as reported by Platts Oilgram Price Report from January 1997 through December 1999. Chart indicates decreasing prices in 1997 with an annual average of the month-end prices of $19.35 per barrel. Prices declined steadily in 1998 with a low point of $10.02 per barrel in December 1998 and an annual average of the month-end prices of $12.94 per barrel. Prices rose rapidly in 1999, peaking at $24.82 per barrel in December 1999 with an annual average of $17.04 per barrel. Selected month-end prices are as follows; January 1997--$23.90 per barrel, December 1997--$17.13 per barrel, December 1998--$10.02 per barrel, December 1999-- $24.82 per barrel.

Chart 2 - Month-end average net transaction contract prices for Ethylene as reported by CMAI Monomers Market Report from January 1997 through December 1999. Chart indicates 1997 prices were relatively flat for the first six months and slightly decreasing in the latter half of the year with an annual average of the month-end prices of 24.70 cents per pound. 1998 prices declined steadily with an annual average of the month-end prices of 17.81 cents per pound. Prices rose rapidly in 1999, peaking at 27.00 cents per pound in December 1999 with an annual average of the month-end prices of 22.03 cents per pound. Selected month-end prices are as follows: January 1997--25.71 cents per pound, December 1997--22.67 cents per pound, December 1998--15.95 cents per pound, December 1999--27.00 cents per pound.

OVERVIEW

  The following tables present selected financial and operating information for Equistar for the years ended December 31, 1999 and 1998, and for the combined businesses for the year ended December 31, 1997. The combined businesses consist of the Lyondell contributed business and the Millennium contributed business for the eleven months ended November 30, 1997 and Equistar for the one month ended December 31, 1997. For comparative purposes, income taxes are excluded from the combined 1997 data, since Equistar, as a partnership, is not subject to federal income tax. These combined results for the year ended December 31, 1997 are not intended to, and do not, represent pro forma results of Equistar. The combined data in these tables do not necessarily reflect the results of operations of Equistar that would have resulted had the businesses been combined as of January 1, 1997. The operating results of the business contributed by Occidental Chemical Corporation are included prospectively from May 15, 1998.

                                                                                    EQUISTAR
                                                                      --------------------------------------        COMBINED
                                                                           1999                  1998                 1997
                                                                      ----------------      ----------------      ----------------
MILLIONS OF DOLLARS
-------------------
Sales and other operating revenues                                       $5,436                $4,363                $4,866
Cost of sales                                                             4,844                 3,767                 3,781
Other operating expenses                                                    334                   300                   323
Restructuring and other unusual charges                                      96                    14                    42
                                                                      ----------------      ----------------      ----------------
     Operating income                                                       162                   282                   720
Interest expense, net                                                      (176)                 (139)                 (124)
Other income, net                                                            46                   - -                   - -
                                                                      ----------------      ----------------      ----------------
     Net income                                                          $   32                $  143                $  596
                                                                      ================      ================      ================


  NET INCOME--Equistar's net income of $32 million in 1999 decreased $111 million from net income of $143 million in 1998. The decrease was attributable to restructuring and other unusual charges, which were $96 million in 1999 compared to $14 million in 1998, as well as lower polymers margins, higher general and administrative expenses, and higher interest expense in 1999 compared with 1998. These were only partly offset by higher petrochemicals sales volumes and gains on asset sales.

  Equistar's net income of $143 million in 1998 decreased $453 million from combined net income of $596 million in 1997. The decrease was primarily due to lower prices and margins in both the petrochemicals and polymers segments. The decline in prices and margins began in the fourth quarter 1997 and continued throughout 1998. The decline was partially offset by increased sales volumes, primarily as a result of the addition of the Occidental Contributed Business in mid-May 1998.


FOURTH QUARTER 1999 COMPARED TO THIRD QUARTER 1999

  Equistar reported a net loss of $51 million in the fourth quarter 1999. Excluding $96 million of restructuring and other unusual charges, Equistar had net income of $45 million compared to net income of $35 million in the third quarter 1999. Operating results improved compared to the third quarter as higher petrochemicals margins were only partly offset by lower polymers margins and higher general and administrative expenses. Compared to the third quarter, petrochemicals margins increased as higher selling prices for ethylene, propylene and other co-products more than offset higher raw material costs. Polymers margins decreased as increases in polymers sales prices did not keep pace with increases in the cost of raw materials, primarily ethylene and propylene. The $96 million of restructuring and other unusual charges in the fourth quarter related to decisions to shut down certain polymer reactors and to consolidate administrative functions between Lyondell and Equistar, resulting in the write down of the related asset values and the incurrence of employee severance costs.

SEGMENT DATA

  The following tables reflect selected actual and combined sales volume data, including intersegment sales volumes, and summarized financial information for Equistar's business segments. The addition of the Occidental Contributed Business is reflected prospectively from May 15, 1998.


                                                                                  EQUISTAR
                                                                 ---------------------------------------        COMBINED
IN MILLIONS                                                              1999                   1998              1997
-----------                                                      ----------------       ----------------      ----------------
SELECTED PETROCHEMICALS PRODUCTS:
     Olefins (pounds)                                                18,574                 16,716                 9,429
     Aromatics (gallons)                                                367                    271                   193
POLYMERS PRODUCTS (pounds)                                            6,388                  6,488                 6,132

MILLIONS OF DOLLARS
-------------------
SALES AND OTHER OPERATING REVENUES:
Petrochemicals segment                                              $ 4,736                $ 3,463               $ 3,866
Polymers segment                                                      2,024                  2,058                 2,513
Intersegment eliminations                                            (1,324)                (1,158)               (1,513)
                                                                 ----------------       ----------------      ----------------
    Total                                                           $ 5,436                $ 4,363               $ 4,866
                                                                 ================       ================      ================
COST OF SALES:
Petrochemicals segment                                              $ 4,275                $ 3,132               $ 3,151
Polymers segment                                                      1,893                  1,793                 2,143
Intersegment eliminations                                            (1,324)                (1,158)               (1,513)
                                                                 ----------------       ----------------      ----------------
    Total                                                           $ 4,844                $ 3,767               $ 3,781
                                                                 ================       ================      ================
OTHER OPERATING EXPENSES:
Petrochemicals segment                                              $    14                $    12               $    31
Polymers segment                                                         80                     88                   137
Unallocated                                                             240                    200                   155
                                                                 ----------------       ----------------      ----------------
    Total                                                           $   334                $   300               $   323
                                                                 ================       ================      ================
OPERATING INCOME:
Petrochemicals segment                                              $   447                $   319               $   684
Polymers segment                                                         51                    177                   233
Unallocated                                                            (336)                  (214)                 (197)
                                                                 ----------------       ----------------      ----------------
    Total                                                           $   162                $   282               $   720
                                                                 ================       ================      ================


PETROCHEMICALS SEGMENT

  REVENUES--Revenues of $4.7 billion in 1999 increased 37% from $3.5 billion in 1998. The increase was due to both higher average sales prices and higher sales volumes during 1999. As a result of rapidly rising prices throughout 1999, which reflected stronger demand as well as increases in the underlying cost of raw materials, average sales prices for 1999 were about 20% higher than average sales prices for 1998. Sales volumes increased about 13% during 1999, reflecting a full year of the Occidental Contributed Business.

  Revenues of $3.5 billion in 1998 decreased 10% from combined sales revenues of $3.9 billion in 1997. The decrease was due to significantly lower sales prices, partly offset by higher sales volumes. Average sales prices in 1998 were approximately 50% lower than average 1997 sales prices primarily due to increased industry capacity and downward pressure on sales prices as a result of the lower cost of raw materials. Sales volumes increased about 73% primarily as a result of the addition of the Occidental Contributed Business in mid-May 1998.

  COST OF SALES--Cost of sales of $4.3 billion for 1999 increased 36% compared to cost of sales of $3.1 billion for 1998. This increase was partly due to higher production levels as 1999 reflected twelve months of operations of the Occidental Contributed Business. The balance of the increase was primarily due to higher raw material costs.

Higher maintenance costs associated with the Channelview olefins production unit outages in 1999 also added to the higher costs. One of Equistar's two Channelview olefins units, with an annual ethylene capacity of 1.9 billion pounds, was shut down from April 1, 1999 to May 23, 1999 to repair a compressor.

  Cost of sales was $3.1 billion in 1998 and a combined $3.2 billion in 1997. Increased costs due to higher production levels were more than offset by lower raw material costs. The higher production levels reflected the addition of the Occidental Contributed Business in mid-May 1998. The decrease in the cost of raw materials followed the cost trends of crude oil and natural gas. Crude oil prices began dropping in 1997 and continued to fall throughout 1998, which resulted in lower raw material costs for the petrochemicals segment. Natural gas prices also dropped in early 1998 and remained at lower levels throughout 1998.

  OPERATING INCOME--Operating income of $447 million in 1999 increased 40% compared to $319 million in 1998, while gross margin as a percent of sales was flat. The benefit from increased sales volumes was only partly offset by the effects of the production unit outages in 1999. Gross margin percentages were flat as higher sales prices kept pace with higher raw material costs. The 1999 increase in sales volumes was primarily due to inclusion of a full year of operations of the Occidental Contributed Business, which was added in mid-May 1998.

    Operating income of $319 million in 1998 decreased 53% from a combined $684 million in 1997, while gross margin as a percent of sales decreased to 10% in 1998 from 18% in 1997. The decrease in operating income primarily reflected lower margins partly offset by higher sales volumes. The lower margins were due to lower sales prices, which decreased more than raw material costs, and slightly higher fixed costs. The increased sales volumes primarily resulted from the addition of the Occidental Contributed Business.

POLYMERS SEGMENT

  REVENUES--Revenues of $2.0 billion in 1999 decreased slightly compared to revenues of $2.1 billion in 1998 primarily due to lower sales volumes. Sales volumes declined due to the shut down of less efficient HDPE and other polymer product capacity, plant maintenance and the sale of the concentrates and compounds business in 1999. Industry sales prices began decreasing during the fourth quarter 1997, continued in a downward trend throughout 1998, and increased rapidly during 1999 as raw material costs increased.

  Revenues of $2.1 billion in 1998 decreased 18% from a combined $2.5 billion in 1997. The decrease was primarily the result of decreases in industry sales prices due to excess industry supply and lower raw material costs, partly offset by higher sales volumes.

  COST OF SALES--Cost of sales was $1.9 billion for 1999 and $1.8 billion for 1998. Higher 1999 average sales prices for ethylene and propylene, the primary raw materials for polymers, were partly offset by lower sales volumes.

    Cost of sales of $1.8 billion for 1998 decreased 16% from a combined $2.1 billion for 1997. During 1998, the industry sales price of ethylene and propylene decreased steadily, which resulted in lower raw material costs for the polymers segment. This decrease was partially offset by an increase in sales volumes.

  OPERATING INCOME--Operating income of $51 million for 1999 decreased 71% compared to $177 million in 1998. The decrease was primarily due to substantially lower margins for 1999 compared to 1998 as raw material cost increases outpaced sales price increases. Gross margin as a percent of sales decreased to 6% in 1999 from 13% in 1998, reflecting the lower product margins.

    Operating income of $177 million in 1998 decreased 24% from a combined $233 million in 1997. The decrease was a result of lower product margins in 1998. Polymer sales prices decreased throughout 1998, but were partially offset by lower raw material costs. Gross margin as a percent of sales decreased to 13% in 1998 from 15% in 1997.

UNALLOCATED

  The following discusses expenses that were not allocated to the petrochemicals and polymers segments.

  OTHER OPERATING EXPENSES--This caption includes selling, general and administrative expenses, research and development expense, and amortization of goodwill and other intangibles. Unallocated expenses were $240 million in 1999, $200 million in 1998 and a combined $155 million in 1997. The increase from 1997 to 1998 is offset by decreases in the expenses allocated to the segments. The increase from 1998 to 1999 was primarily due to higher compensation and employee benefit expenses and costs associated with Year 2000 preventive measures.

  RESTRUCTURING AND OTHER UNUSUAL CHARGES--Restructuring and other unusual charges were $96 million in 1999, $14 million in 1998, and a combined $42 million in 1997. During the fourth quarter 1999, Equistar recorded a charge of $96 million associated with a decision to shut down certain polymer reactors and severance costs related to these shutdowns and consolidation of certain administrative functions between Lyondell and Equistar. The decision to shut down the polymer reactors was based on their high production costs, current market conditions in the polyethylene industry and the flexibility to utilize more efficient reactors to meet customer requirements. Approximately $72 million of the total charge is an adjustment of the asset carrying values of the reactors. The remaining $24 million represents severance and other employee-related costs for approximately 500 employee positions that are being eliminated. Equistar expects that the severance payments will be made in 2000. The eliminated positions, primarily administrative functions, resulted from opportunities to share such services between Lyondell and Equistar and, to a lesser extent, positions associated with the shut down polymer reactors. Equistar incurred restructuring charges related to the initial merger and integration of the businesses contributed by Lyondell and Millennium upon the formation of Equistar and with the addition of the Occidental Contributed Business. Equistar recorded $42 million of restructuring charges in December 1997 and $14 million in 1998.

  INTEREST EXPENSE, NET AND OTHER INCOME--Net interest expense was $176 million in 1999, $139 million in 1998 and a combined $124 million in 1997. Interest expense increased from 1997 to 1998 and 1999 due to higher levels of debt as a result of the addition of the Occidental Contributed Business in mid-May 1998. Interest expense also increased from 1998 to 1999 due to the February 1999 refinancing of $900 million of bank debt with senior unsecured notes, which carried a higher fixed rate of interest. Other income of $46 million in 1999 primarily consisted of net gains on asset sales, including the sale of the concentrates and compounds business in April 1999.

FINANCIAL CONDITION

  OPERATING ACTIVITIES--Cash provided by operating activities totaled $368 million in 1999 compared to $846 million in 1998. The decrease in cash provided by operating activities in 1999 primarily reflected a significant reduction in working capital in 1998 as well as lower net income in 1999. While working capital was also reduced in 1999, the benefit was mitigated by an increase in receivables despite improved collection efficiency. The increase in receivables reflected both higher sales prices and volumes in 1999. In addition to improved efficiency, the level of working capital reductions in 1999 and 1998 also generally reflected the effects of product price and raw material cost movements during these periods. The 1998 working capital reduction also reflected $150 million of reimbursements from Equistar's partners for payment of their retained accounts payable balances.

  INVESTING ACTIVITIES--Equistar's capital expenditures were $157 million in 1999 and $200 million in 1998. The most significant capital expenditures in 1999 related to the 480-million-pound HDPE resin expansion project at the Matagorda, Texas facility, which started up in the fourth quarter 1999. Capital expenditures in 1999 were funded by cash flows from operations. Depreciation and amortization in 1999 were $300 million. Equistar's capital budget for 2000 is $160 million.

  In April 1999, Equistar completed the sale of its concentrates and compounds business, which included the Heath, Ohio and Crockett, Texas facilities. Proceeds from this transaction and other sales of assets totaled $75 million.

  FINANCING ACTIVITIES--Net cash used in financing activities was $220 million for 1999, including distributions to partners of $255 million. During the first quarter 1999, Equistar completed an offering of senior unsecured notes in the principal amount of $900 million, consisting of $300 million principal amount of 8.5% notes due February 2004 and $600 million principal amount of 8.75% notes due February 2009. The proceeds were used to repay the outstanding balance of $152 million under Equistar's $500 million credit facility, which was subsequently terminated, $205 million of capital lease obligations, $385 million of indebtedness outstanding under Equistar's

$1.25 billion revolving credit facility, and the $150 million aggregate principal amount of 10% notes, which became due on June 1, 1999.

  LIQUIDITY AND CAPITAL RESOURCES-- Equistar has a $1.25 billion revolving credit facility that extends until November 2002. At December 31, 1999, Equistar had drawn $800 million, leaving $450 million available. Aggregate maturities of long-term debt are $92 million in 2000; $90 million in 2001; $851 million in 2002; $29 million in 2003; and $1.2 billion thereafter. The credit facility contains covenants relating to liens, sale and leaseback transactions, debt incurrence, leverage and interest coverage ratios, sales of assets and mergers and consolidations. As of December 31, 1999, Equistar was in compliance with all such covenants. Management believes that business conditions will be such that cash balances, cash flow from operations and availability under the revolving credit facility will be adequate to meet Equistar's cash requirements for scheduled debt repayments and to fund ongoing operations for the foreseeable future.

CURRENT BUSINESS OUTLOOK

  In the near term, Equistar expects operations to benefit from continued strong demand for products in the petrochemicals and polymers segments, while a resurgence in crude oil price increases early in 2000 has put pressure on product margins. Equistar expects improved results if crude oil prices stabilize at or below their current levels. Meanwhile, Equistar continues to take aggressive actions to further reduce costs and increase cash flow. Over the longer term, Equistar expects continued consolidation in the commodity chemical industry, creating fewer but stronger competitors. Industry forecasts project a continuing difficult business environment due to upcoming capacity additions, which are expected to put pressure on product margins beginning late in 2000. Management's priority in the current business environment is to enhance Equistar's financial performance by actively managing its current portfolio of assets and maximizing earnings and cash flow. While Equistar does not control raw material costs or general market conditions, management plans to maximize earnings and cash flow by focusing on the things that it can directly influence such as continuing to reduce working capital, achieving cost reductions and employing a disciplined capital program.

YEAR 2000

  Equistar did not experience any disruptions of its operations as a result of either internal or third party Year 2000 problems. Year 2000 spending by Equistar for the replacement or modification of both business and manufacturing systems totaled $8 million. Spending was funded by cash generated from operations. Approximately 9% of the spending qualified for capitalization.

ACCOUNTING STANDARDS

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. Subsequently, the FASB delayed the effective date by one year. The statement is effective for Equistar's calendar year 2001 with early adoption permitted. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending upon whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings. Equistar is currently evaluating the effect of SFAS No. 133.

ITEM 7A.  DISCLOSURE OF MARKET RISK

COMMODITY PRICE RISK

  A substantial portion of Equistar's products and feedstocks are commodities whose prices fluctuate as market supply/demand fundamentals change.
Accordingly, product margins and the level of Equistar's profitability tend to fluctuate with changes in the business cycle. Equistar tries to protect against such instability through various business strategies. These include increasing the olefins plants' feedstock flexibility, entering into multi-year processing and sales agreements, and moving downstream into derivatives products whose pricing is more stable.

  During October 1999, Equistar entered into over-the-counter "derivatives" and price collar agreements for crude oil to help manage its exposure to commodity price risk with respect to crude-oil related raw material purchases. These hedging arrangements have the effect of locking in, at predetermined prices or ranges of prices and for a specified period of time, the prices that Equistar will pay for the volumes to which the hedge relates. As a result, while these hedging arrangements are structured to reduce its exposure to increases in price associated with the hedged commodity, they also limit the benefit Equistar might otherwise receive from any price decreases associated with the hedged commodity. As of December 31, 1999, the remaining over-the-counter "derivatives" and collar agreements covered 2.4 million and 1.5 million barrels, respectively, matured in January 2000, and covered approximately half of Equistar's crude-oil related raw material requirements for this period. Based on year-end quoted market prices, Equistar recorded a net asset of $7 million at December 31, 1999 for those contracts. Assuming a hypothetical 15% decrease in crude oil prices from those in effect at year end, the loss in earnings for the combined derivatives contracts would not be significant. Sensitivity analysis was used for this purpose. Crude oil prices varied by as much as 15% shortly after year end, however, they generally increased, which benefited Equistar's derivative contracts. The quantitative information about market risk is necessarily limited because it does not take into account the effects of the underlying operating transactions.

INTEREST RATE RISK

  During the first quarter 1999, Equistar completed an offering of senior unsecured notes in the principal amount of $900 million, which carry fixed rates of interest. The proceeds were used to repay outstanding debt, including $537 million of variable-rate debt, reducing Equistar's exposure to interest rate risk. Equistar continues to be exposed to interest rate risk with respect to its variable-rate $1.25 billion credit facility. At December 31, 1999 the outstanding balance under the credit facility was $800 million. Assuming a hypothetical 10% increase in interest rates from those in effect at year end, the increase in annual interest expense on the variable-rate debt would be approximately $6 million. Sensitivity analysis was used for this purpose.

FORWARD-LOOKING STATEMENTS

  Certain of the statements contained in this report are "forward-looking statements" within the meaning of the federal securities laws. Although Equistar believes the expectations reflected in such forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties, and Equistar can give no assurance that such expectations will prove to have been correct. Equistar's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the cyclical nature of the chemical industry, uncertainties associated with the economy, current and potential governmental regulatory actions, substantial chemical industry capacity additions resulting in oversupply and declining prices and margins, raw material costs or supply arrangements, Equistar's ability to implement cost reductions, and operating interruptions (including leaks, explosions, fires, mechanical failure, unscheduled downtime, labor difficulties, transportation interruptions, spills and releases and other environmental risks). Many of such factors are beyond Equistar's ability to control or predict. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or prior earnings levels.

  All forward-looking statements in this Form 10-K are qualified in their entirety by the cautionary statements contained in this section and elsewhere in this report.

                             EQUISTAR CHEMICALS, LP

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Partnership Governance Committee
of Equistar Chemicals, LP

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of partners' capital and of cash flows present fairly, in all material respects, the financial position of Equistar Chemicals, LP (the "Partnership") and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999 and for the period from December 1, 1997 (inception) to December 31, 1997, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICEWATERHOUSECOOPERS LLP

Houston, Texas
February 18, 2000

                             EQUISTAR CHEMICALS, LP

                       CONSOLIDATED STATEMENTS OF INCOME



                                                                                                                  FOR THE
                                                                                                                PERIOD FROM
                                                                                                                DECEMBER 1,
                                                                       FOR THE YEAR ENDED                           1997
                                                                           DECEMBER 31                         (INCEPTION) TO
                                                         -------------------------------------------            DECEMBER 31,
MILLIONS OF DOLLARS                                               1999                     1998                     1997
-------------------                                      ------------------       ------------------       ------------------
SALES AND OTHER OPERATING REVENUES:
     Unrelated parties                                          $4,352                   $3,826                    $ 334
     Related parties                                             1,084                      537                       31
                                                         ------------------       ------------------       ------------------
                                                                 5,436                    4,363                      365
                                                         ------------------       ------------------       ------------------
OPERATING COSTS AND EXPENSES:
     Cost of sales:
          Unrelated parties                                      3,915                    3,276                      256
          Related parties                                          929                      491                       30
     Selling, general and administrative expenses                  259                      229                       16
     Research and development expense                               42                       40                        3
     Amortization of goodwill and other intangibles                 33                       31                        3
     Restructuring and other unusual charges                        96                       14                       42
                                                         ------------------       ------------------       ------------------
                                                                 5,274                    4,081                      350
                                                         ------------------       ------------------       ------------------
     Operating income                                              162                      282                       15
Interest expense                                                  (182)                    (156)                     (10)
Interest income                                                      6                       17                        2
Other income, net                                                   46                      - -                      - -
                                                         ------------------       ------------------       ------------------
NET INCOME AND COMPREHENSIVE INCOME                             $   32                   $  143                    $   7
                                                         ==================       ==================       ==================


                See Notes to Consolidated Financial Statements.

                             EQUISTAR CHEMICALS, LP

                          CONSOLIDATED BALANCE SHEETS


                                                                                            DECEMBER 31
                                                                         ----------------------------------------------
MILLIONS OF DOLLARS                                                               1999                      1998
-------------------                                                      --------------------      --------------------
ASSETS
Current assets:
     Cash and cash equivalents                                                $  108                    $   66
     Accounts receivable:
          Trade, net                                                             491                       345
          Related parties                                                        209                       142
     Inventories                                                                 520                       549
     Prepaid expenses and other current assets                                    32                        25
                                                                         --------------------      --------------------
          Total current assets                                                 1,360                     1,127

Property, plant and equipment, net                                             3,926                     4,075
Investment in PD Glycol                                                           52                        55
Goodwill, net                                                                  1,119                     1,151
Deferred charges and other assets                                                279                       257
                                                                         --------------------      --------------------
Total assets                                                                  $6,736                    $6,665
                                                                         ====================      ====================
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
     Accounts payable:
          Trade                                                               $  457                    $  311
          Related parties                                                         35                        26
     Payables to partners                                                        - -                         6
     Current maturities of long-term debt                                         92                       150
     Other accrued liabilities                                                   200                       142
                                                                         --------------------      --------------------
          Total current liabilities                                              784                       635

Obligations under capital leases                                                 - -                       205
Long-term debt, less current maturities                                        2,169                     1,865
Other liabilities and deferred credits                                           121                        75
Commitments and contingencies
Partners' capital                                                              3,662                     3,885
                                                                         --------------------      --------------------

Total liabilities and partners' capital                                       $6,736                    $6,665
                                                                         ====================      ====================



                See Notes to Consolidated Financial Statements.

                             EQUISTAR CHEMICALS, LP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                                   FOR THE
                                                                                                                 PERIOD FROM
                                                                                                                 DECEMBER 1,
                                                                        FOR THE YEAR ENDED                           1997
                                                                           DECEMBER 31                          (INCEPTION) TO
                                                         --------------------------------------------            DECEMBER 31,
MILLIONS OF DOLLARS                                               1999                     1998                      1997
-------------------                                      ------------------       -------------------       ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                  $  32                   $   143                    $   7
     Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation and amortization                            300                       268                       19
          Equity in losses of investment in PD Glycol                4                         3                      - -
          Net loss on disposition of assets                         35                         8                      - -
          (Increase) decrease in accounts receivable              (213)                      105                     (100)
          Decrease (increase) in receivables from                  - -                       150                     (101)
           partners
          Decrease (increase) in inventories                        41                       133                       (5)
          Increase in accounts payable                             152                        98                      188
          (Decrease) increase in payables to partners               (6)                      (66)                      54
          Increase in other accrued liabilities                     49                        64                       48
          Net change in other working capital accounts              (5)                        2                      (15)
          Other                                                    (21)                      (62)                       7
                                                              --------------            --------------           --------------
               Net cash provided by operating activities           368                       846                      102
                                                              --------------            --------------           --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Expenditures for property, plant and equipment               (157)                     (200)                     (12)
     Proceeds from sales of assets                                  75                         3                      - -
     Contributions and advances to affiliates                      (24)                      (15)                     - -
                                                              --------------            --------------           --------------
               Net cash used in investing activities              (106)                     (212)                     (12)
                                                              --------------            --------------           --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of long-term debt                      993                       757                       50
     Payment of debt issuance costs                                 (6)                      - -                      - -
     Repayments of long-term debt                                 (747)                     (290)                     - -
     Repayments of obligations under capital leases               (205)                      - -                      - -
     Distributions to partners                                    (255)                   (1,421)                    (100)
     Proceeds from Lyondell note repayment                         - -                       345                      - -
     Cash contributions from partners                              - -                       - -                        1
                                                              --------------            --------------           --------------
               Net cash used in financing activities              (220)                     (609)                     (49)
                                                              --------------            --------------           --------------
INCREASE IN CASH AND CASH EQUIVALENTS                               42                        25                       41
Cash and cash equivalents at beginning of period                    66                        41                      - -
                                                              --------------            --------------           --------------
Cash and cash equivalents at end of period                       $ 108                   $    66                    $  41
                                                              ==============            ===============          ===============

                See Notes to Consolidated Financial Statements.

                             EQUISTAR CHEMICALS, LP

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL


MILLIONS OF DOLLARS                              LYONDELL              MILLENNIUM              OCCIDENTAL                TOTAL
-------------------                       ------------------     ------------------      ------------------      ------------------
BALANCE AT DECEMBER 1, 1997 (INCEPTION)          $  - -                 $  - -                   $ - -                  $  - -

Capital contributions at inception:
      Net assets                                    763                  2,048                     - -                   2,811
      Note receivable from Lyondell LP              345                    - -                     - -                     345
   Net income                                         4                      3                     - -                       7
   Distributions to partners                        (57)                   (43)                    - -                    (100)
                                             ---------------         ---------------         ---------------         -------------
BALANCE AT DECEMBER 31, 1997                      1,055                  2,008                     - -                   3,063

   Capital contributions:
      Net assets                                    - -                    - -                   2,097                   2,097
      Other                                         (14)                     9                       8                       3
   Net income (loss)                                 84                     64                      (5)                    143
   Distributions to partners                       (512)                  (460)                   (449)                 (1,421)
                                             ---------------         ---------------         ---------------         -------------

BALANCE AT DECEMBER 31, 1998                        613                  1,621                   1,651                   3,885

   Net income                                        14                      9                       9                      32
   Distributions to partners                       (105)                   (75)                    (75)                   (255)
                                             ---------------         ---------------         ---------------         -------------
BALANCE AT DECEMBER 31, 1999                     $  522                 $1,555                  $1,585                 $ 3,662
                                             ===============         ===============         ===============         =============

                See Notes to Consolidated Financial Statements.

                             EQUISTAR CHEMICALS, LP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  FORMATION OF THE PARTNERSHIP AND OPERATIONS

Pursuant to a partnership agreement ("Partnership Agreement"), Lyondell Chemical Company ("Lyondell") and Millennium Chemicals Inc. ("Millennium") formed Equistar Chemicals, LP ("Equistar" or "Partnership"), a Delaware limited partnership, which commenced operations on December 1, 1997. From December 1, 1997 to May 15, 1998, Equistar was owned 57% by Lyondell and 43% by Millennium. Lyondell owns its interest in Equistar through two wholly owned subsidiaries, Lyondell Petrochemical G.P. Inc. and Lyondell Petrochemical L.P. Inc. ("Lyondell LP"). Millennium also owns its interest in Equistar through two wholly owned subsidiaries, Millennium Petrochemicals GP LLC and Millennium Petrochemicals LP LLC ("Millennium LP").

On May 15, 1998, Equistar was expanded with the contribution of certain assets from Occidental Petroleum Corporation ("Occidental") (see Note 3). These assets included the ethylene, propylene and ethylene oxide ("EO") and EO derivatives businesses and certain pipeline assets held by Oxy Petrochemicals Inc. ("Oxy Petrochemicals"), a former subsidiary of Occidental, a 50% interest in a joint venture ("PD Glycol") between PDG Chemical Inc. and E.I. DuPont de Nemours and Company, and a lease to Equistar of the Lake Charles, Louisiana olefins plant and related pipelines held by Occidental Chemical Corporation ("Occidental Chemical") (collectively, "Occidental Contributed Business"). Occidental Chemical and PDG Chemical Inc. are both wholly owned, indirect subsidiaries of Occidental. The Occidental Contributed Business included olefins plants at Corpus Christi and Chocolate Bayou, Texas, EO/ethylene glycol ("EG") and EG derivatives businesses located at Bayport, Texas, Occidental's 50% ownership of PD Glycol which operates EO/EG plants at Beaumont, Texas, 950 miles of owned and leased ethylene/propylene pipelines, and the lease to Equistar of the Lake Charles, Louisiana olefins plant and related pipelines.

In exchange for the Occidental Contributed Business, two subsidiaries of Occidental were admitted as limited partners and a third subsidiary was admitted as a general partner in Equistar for an aggregate partnership interest of 29.5%. In addition, Equistar assumed approximately $205 million of Occidental indebtedness and Equistar issued a promissory note to an Occidental subsidiary in the amount of $420 million, which was subsequently paid in cash in June 1998. In connection with the contribution of the Occidental Contributed Business and the reduction of Millennium's and Lyondell's ownership interests in the Partnership, Equistar also issued a promissory note to Millennium LP in the amount of $75 million, which was subsequently paid in June 1998. These payments are included in "Distributions to partners" in the accompanying Statements of Partners' Capital and of Cash Flows. The consideration paid for the Occidental Contributed Business was determined based upon arms-length negotiations between Lyondell, Millennium and Occidental. In connection with the transaction, Equistar and Occidental also entered into a long-term agreement for Equistar to supply the ethylene requirements for Occidental Chemical's U.S. manufacturing plants.

Upon completion of this transaction, Equistar is now owned 41% by Lyondell, 29.5% by Millennium and 29.5% by Occidental, all through wholly owned subsidiaries.

Equistar owns and operates the petrochemicals and polymers businesses contributed by Lyondell, Millennium and Occidental ("Contributed Businesses"), which consist of 17 manufacturing facilities on the U.S. Gulf Coast and in the U.S. Midwest. The petrochemicals segment manufactures and markets olefins, oxygenated chemicals, aromatics and specialty chemicals. Olefins include ethylene, propylene and butadiene, and oxygenated chemicals include ethylene oxide, ethylene glycol, ethanol and methyl tertiary butyl ether ("MTBE"). The petrochemicals segment also includes the production and sale of aromatics, including benzene and toluene. The polymers segment manufactures and markets polyolefins, including high-density polyethylene ("HDPE"), low-density polyethylene ("LDPE"), linear low-density polyethylene ("LLDPE"), polypropylene, and performance polymers, all of which are used in the production of a wide variety of consumer and industrial products. The performance polymers include

                             EQUISTAR CHEMICALS, LP
enhanced grades of polyethylene, including wire and cable resins, and polymeric powders. The concentrates and compounds business, which was part of performance polymers products, was sold effective April 30, 1999 (see Note 18).

The Partnership Agreement provides that Equistar is governed by a Partnership Governance Committee consisting of nine representatives, three appointed by each partner. Most of the significant decisions of the Partnership Governance Committee require unanimous consent, including approval of the Partnership's Strategic Plan and annual updates thereof.

Pursuant to the Partnership Agreement, net income is allocated among the partners on a pro rata basis based upon their percentage ownership of Equistar. Distributions are made to the partners based upon their percentage ownership of Equistar. Additional cash contributions required by the Partnership will also be based upon the partners' percentage ownership of Equistar.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation--The consolidated financial statements include the accounts of Equistar and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition--Revenue from product sales is recognized upon delivery of products to the customer.

Cash and Cash Equivalents--Cash equivalents consist of highly liquid debt instruments such as certificates of deposit, commercial paper and money market accounts purchased with an original maturity date of three months or less. Cash equivalents are stated at cost, which approximates fair value. Equistar's policy is to invest cash in conservative, highly rated instruments and limit the amount of credit exposure to any one institution. Equistar performs periodic evaluations of the relative credit standing of these financial institutions which are considered in Equistar's investment strategy.

Equistar has no requirements for compensating balances in a specific amount at a specific point in time. The Partnership does maintain compensating balances for some of its banking services and products. Such balances are maintained on an average basis and are solely at Equistar's discretion. As a result, none of Equistar's cash is restricted.

Accounts Receivable--Equistar sells its products primarily to companies in the petrochemicals and polymers industries. Equistar performs ongoing credit evaluations of its customers' financial condition and, in certain circumstances, requires letters of credit from them. The Partnership's allowance for doubtful accounts, which is reflected in the accompanying Consolidated Balance Sheets as a reduction of accounts receivable, totaled $6 million and $3 million at December 31, 1999 and 1998, respectively.

Inventories--Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out ("LIFO") basis except for materials and supplies, which are valued at average cost.

Property, Plant and Equipment--Property, plant and equipment are recorded at cost. Depreciation of property, plant and equipment is computed using the straight-line method over the estimated useful lives of the related assets, ranging from 5 to 30 years. Upon retirement or sale, Equistar removes the cost of the assets and the related accumulated depreciation from the accounts and reflects any resulting gains or losses in the Consolidated Statements of Income. Equistar's policy is to capitalize interest cost incurred on debt during the construction of major projects exceeding one year.

                             EQUISTAR CHEMICALS, LP

Turnaround Maintenance and Repair Expenses--Cost of major repairs and maintenance incurred in connection with substantial overhauls or maintenance turnarounds of production units at Equistar's manufacturing facilities are deferred and amortized on a straight-line basis until the next planned turnaround, generally five to seven years. These costs are maintenance, repair and replacement costs that are necessary to maintain, extend and improve the operating capacity and efficiency rates of the production units. Equistar amortized $25 million, $20 million and $2 million of deferred turnaround maintenance and repair costs for the years ended December 31, 1999 and 1998 and during the period from December 1, 1997 (inception) to December 31, 1997, respectively.

Deferred Software Costs--Costs to purchase and develop software for internal use are deferred and amortized on a straight-line basis over a range of 3 to 10 years. Equistar amortized $12 million, $6 million and less than $1 million of deferred software costs for the years ended December 31, 1999 and 1998 and during the period from December 1, 1997 (inception) to December 31, 1997, respectively.

Goodwill--Goodwill includes goodwill contributed by Millennium and goodwill recorded in connection with the contribution of Occidental's assets. Goodwill is being amortized using the straight-line method over forty years. Accumulated amortization of goodwill was $199 million and $166 million at December 31, 1999 and 1998, respectively.

Investment in PD Glycol--Equistar holds a 50% interest in a joint venture with E.I. DuPont de Nemours and Company that owns an ethylene glycol facility in Beaumont, Texas. This investment was contributed by Occidental in 1998. The investment in PD Glycol is accounted for using the equity method of accounting. At December 31, 1999 and 1998, Equistar's underlying equity in the net assets of PD Glycol exceeded the cost of the investment by $8 million. The excess is being accreted into income on a straight-line basis over a period of 25 years.

Environmental Remediation Costs--Expenditures related to investigation and remediation of contaminated sites, which include operating facilities and waste disposal sites, are accrued when it is probable a liability has been incurred and the amount of the liability can reasonably be estimated. Estimates have not been discounted to present value. Environmental remediation costs are expensed or capitalized in accordance with generally accepted accounting principles.

Exchanges--Inventory exchange transactions, which involve homogeneous commodities in the same line of business and do not involve the payment or receipt of cash, are not accounted for as purchases and sales. Any resulting volumetric exchange balances are accounted for as inventory in accordance with the normal LIFO valuation policy.

Income Taxes--The Partnership is not subject to federal income taxes as income is reportable directly by the individual partners; therefore, there is no provision for income taxes in the accompanying financial statements.

Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Comprehensive Income--Equistar had no items of other comprehensive income during the years ended December 31, 1999 and 1998 and during the period from December 1, 1997 (inception) to December 31, 1997.

Long-Lived Asset Impairment--In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, Equistar reviews its long-lived assets, including goodwill, for impairment on an exception basis whenever events or changes in circumstances indicate a potential loss in utility. Impairment losses are recognized in "Restructuring and other unusual charges" in the Consolidated Statements of Income.

                             EQUISTAR CHEMICALS, LP

Derivatives--Equistar is currently evaluating the effect that implementing SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, will have on the Consolidated Financial Statements. The statement is effective for Equistar's calendar year 2001.

Reclassifications--Certain previously reported amounts have been restated to conform to classifications adopted in 1999.


3.  OCCIDENTAL CONTRIBUTED BUSINESS

On May 15, 1998, Equistar was expanded with the contribution of certain assets from Occidental. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations for these assets are included in the accompanying Consolidated Statements of Income prospectively from May 15, 1998. Occidental contributed assets and liabilities to Equistar with a net fair value of $2.1 billion in exchange for a 29.5% interest in the Partnership. Equistar also issued a promissory note to an Occidental subsidiary in the amount of $420 million, which was subsequently paid in cash in June 1998. The fair value was allocated to the assets contributed and liabilities assumed based upon the estimated fair values of such assets and liabilities at the date of the contribution. The fair value was determined based upon a combination of internal valuations performed by Lyondell, Millennium and Occidental using the income approach. The fair value of the assets contributed and liabilities assumed by the Partnership on May 15, 1998 is as follows:

MILLIONS OF DOLLARS
-------------------
Total current assets                                           $  281
Property, plant and equipment                                   1,964
Investment in PD Glycol                                            58
Goodwill                                                           43
Deferred charges and other assets                                  49
                                                         ------------------
          Total assets                                         $2,395
                                                         ==================

Other current liabilities                                      $   79
Long-term debt                                                    205
Other liabilities and deferred credits                             14
Partners' capital                                               2,097
                                                         ------------------
          Total liabilities and partners' capital              $2,395
                                                         ==================

The unaudited pro forma combined historical results of Equistar as if the Occidental Contributed Business had been contributed on January 1, 1998 is as follows:


                                                            FOR THE YEAR
                                                                ENDED
Millions of dollars                                          DECEMBER 31
-------------------                                             1998
                                                        ------------------
Sales and other operating revenues                             $4,869
Restructuring and other unusual charges                            14
Operating income                                                  320
Net income                                                        154

The unaudited pro forma data presented above are not necessarily indicative of the results of operations of Equistar that would have occurred had such transaction actually been consummated as of January 1, 1998, nor are they necessarily indicative of future results.

                             EQUISTAR CHEMICALS, LP

4.  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is summarized as follows for the periods presented:

                                                                                                                 FOR THE
                                                                                                               PERIOD FROM
                                                                                                               DECEMBER 1,
                                                                       FOR THE YEAR ENDED                          1997
                                                                          DECEMBER 31                         (INCEPTION) TO
                                                         -------------------------------------------           DECEMBER 31,
MILLIONS OF DOLLARS                                              1999                     1998                     1997
-------------------                                      ------------------      -------------------      -------------------
Cash paid for interest                                         $ 146                    $ 154                    $ - -

Noncash investing and financing activities:
     Inventory transfer from PD Glycol                         $  24                    $  15                    $ - -
     Noncash adjustments to contributed capital                  - -                        3                      - -
     Other                                                         2                      - -                      - -

Historical cost of assets contributed and liabilities assumed by the Partnership in December 1997 (inception):

MILLIONS OF DOLLARS
-------------------
     Total current assets                                         $  948
     Property, plant and equipment, net                            2,121
     Goodwill, net                                                 1,142
     Deferred charges and other assets                               158
                                                               ------------
          Total assets                                            $4,369
                                                               ============

     Current maturities of long-term debt                         $   36
     Other current liabilities                                        17
     Long-term debt                                                1,462
     Other liabilities and deferred credits                           43
     Partners' capital                                             3,156
     Note receivable from Lyondell LP                               (345)
                                                               ------------
          Total liabilities and partners' capital                 $4,369
                                                               ============


5.  FINANCIAL INSTRUMENTS

Equistar does not buy or sell, or hold or issue financial instruments for speculative trading purposes.

Beginning October 1999, Equistar entered into over-the-counter "derivatives" and price collar agreements for crude oil with Occidental Energy Marketing, Inc., a subsidiary of Occidental, to help manage its exposure to commodity price risk with respect to crude-oil related raw materials purchases. At December 31, 1999, "derivatives" and collar agreements covering 2.4 million and 1.5 million barrels, respectively, and maturing in January 2000, were outstanding. Both the carrying value and fair market value of these derivative instruments at December 31, 1999 represented an asset of $7 million and was based on quoted market prices. Unrealized gains and losses on

                             EQUISTAR CHEMICALS, LP

"derivatives" and price collars are deferred until realized at which time they are reflected in the cost of the purchased raw material.

The fair value of all financial instruments included in current assets and current liabilities, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximated their carrying value due to their short maturity. Based on the borrowing rates currently available to Equistar for debt with terms and average maturities similar to Equistar's debt portfolio, the fair value of Equistar's long-term debt, including amounts due within one year, was approximately $2.2 billion and $2.3 billion at December 31, 1999 and 1998, respectively.

Equistar had issued letters of credit totaling $6 million and $3 million at December 31, 1999 and 1998, respectively.


6.  RELATED PARTY TRANSACTIONS

Product Transactions with Occidental Chemical--Equistar and Occidental Chemical entered into a Sales Agreement, dated May 15, 1998 ("Ethylene Sales Agreement"). Under the terms of the Ethylene Sales Agreement, Occidental Chemical agreed to purchase an annual minimum amount of ethylene from Equistar equal to 100% of the ethylene feedstock requirements of Occidental Chemical's United States plants (estimated to be 2 billion pounds per year at the time of the signing of the agreement) less any quantities up to 250 million pounds tolled in accordance with the provisions of such agreement. Equistar's maximum supply obligation in any calendar year under the Ethylene Sales Agreement is 2.55 billion pounds. Upon three years notice from either party to the other, Equistar's maximum supply obligation in any calendar year under the Ethylene Sales Agreement may be "phased down" as set forth in the agreement, provided that no phase down may occur prior to January 1, 2009. In accordance with the phase down provisions of the agreement, the annual minimum requirements set forth in the agreement must be phased down over at least a five year period so that the annual required minimum cannot decline to zero prior to December 31, 2013 unless certain specified force majeure events occur. The Ethylene Sales Agreement provides for an ethylene sales price based on market prices. In addition to ethylene, Equistar sells methanol, ethers, and glycols to Occidental Chemical. During the year ended December 31, 1999 and the period from May 15, 1998 to December 31, 1998, Equistar sold Occidental Chemical $435 million and $171 million, respectively, of product, primarily under the Ethylene Sales Agreement.

Equistar also purchases various products from Occidental Chemical. During the year ended December 31, 1999 and the period from May 15, 1998 to December 31, 1998, purchases from Occidental Chemical totaled $2 million and $4 million, respectively.

Product Transactions with Oxy Vinyls, LP--Occidental Chemical owns 76% of Oxy Vinyls, LP ("Oxy Vinyls"), a joint venture company formed with an unrelated party effective May 1, 1999. Ethylene sales to Oxy Vinyls totaled $93 million for the period from May 1, 1999 to December 31, 1999 and were based upon market prices.

Product Transactions with Millennium--Equistar sells ethylene to Millennium at market-related prices pursuant to an agreement entered into in connection with the formation of Equistar. Under this agreement, Millennium is required to purchase 100% of its ethylene requirements for its LaPorte, Texas facility (estimated to be 300 million pounds per year), up to a maximum of 330 million pounds per year. Millennium has the option to increase the amount purchased to up to 400 million pounds per year beginning January 1, 2001. The initial term of the contract expires December 1, 2000 and thereafter, renews annually.
Either party may terminate on one year's notice, except that if Millennium elects to increase its purchases under the contract, a party must provide two year's notice of termination. The pricing terms of this agreement are similar to the Ethylene Sales Agreement with Occidental Chemical. Equistar sold Millennium $54 million, $41 million and $4 million of ethylene in 1999, 1998 and December 1997, respectively.

                             EQUISTAR CHEMICALS, LP

Equistar purchases vinyl acetate monomer ("VAM") feedstock from Millennium at formula-based market prices pursuant to an agreement entered into in connection with the formation of Equistar. Under this agreement, Equistar is required to purchase 100% of its VAM feedstock requirements for its LaPorte, Texas, Clinton, Illinois, and Morris, Illinois plants (estimated to be 48 to 55 million pounds per year), up to a maximum of 60 million pounds per year ("Annual Maximum") for the production of ethylene vinyl acetate products at those locations. If Equistar fails to purchase at least 42 million pounds of VAM in any calendar year, Millennium has the right to reduce the Annual Maximum quantity by as much as the total purchase deficiency for one or more successive years. In order to reduce the Annual Maximum quantity, Millennium must notify Equistar within at least 30 days prior to restricting the VAM purchases provided that the notice is not later than 45 days after the year of the purchase deficiency. The initial term of the contract expires December 31, 2000 and thereafter, renews annually. Either party may terminate on one year's notice of termination. The initial term will extend until December 31, 2002 if Millennium elects to increase the amount of ethylene purchased under the Ethylene Sales Agreement. During the years ending December 31, 1999 and 1998 and for the period December 1, 1997 (inception) to December 31, 1997, purchases from Millennium, primarily for vinyl acetate monomer, were $12 million, $14 million, and $2 million, respectively.

Transactions with LCR--Lyondell's rights and obligations under the terms of its product sales and feedstock purchase agreements with LYONDELL-CITGO Refining LP ("LCR"), a joint venture investment of Lyondell, were assigned to Equistar. Accordingly, certain refinery products are sold to Equistar as feedstocks, and certain olefins by-products are sold to LCR for processing into gasoline. Sales of product to LCR were $250 million, $223 million and $26 million and purchases from LCR were $190 million, $131 million and $10 million for the years ended December 31, 1999 and 1998 and for the period from December 1, 1997 (inception) to December 31, 1997, respectively. Equistar also assumed certain processing arrangements as well as storage obligations between Lyondell and LCR and provides certain marketing and information processing services for LCR. Aggregate charges under these various service agreements of $13 million, $15 million and $1 million were made to LCR by Equistar for the years ended December 31, 1999 and 1998 and for the period from December 1, 1997 (inception) to December 31, 1997, respectively. All of the agreements between LCR and Equistar are on terms generally representative of prevailing market prices.

Product Transactions with Lyondell--Lyondell acquired its intermediate chemicals and derivatives business through the acquisition of ARCO Chemical Company effective August 1, 1998. Sales to Lyondell, primarily for ethylene, propylene, MTBE, benzene and alkylate, totaled $242 million and $89 million for the year ended December 31, 1999 and for the period from August 1, 1998 to December 31, 1998, respectively. Purchases from Lyondell, primarily for normal butane, totaled $6 million and $2 million for the year ended December 31, 1999 and for the period from August 1, 1998 to December 31, 1998, respectively. Product transactions between Equistar and Lyondell are based upon market prices.

Transactions with LMC--Lyondell Methanol Company, L.P. ("LMC") sells all of its products to Equistar. For the years ending December 31, 1999 and 1998 and during the period from December 1, 1997 (inception) to December 31, 1997, purchases from LMC were $95 million, $103 million and $15 million, respectively. Equistar sells natural gas to LMC at prices generally representative of its cost. Purchases by LMC of natural gas feedstock from Equistar totaled $46 million, $44 million and $4 million for the years ended December 31, 1999 and 1998 and during the period from December 1, 1997 (inception) to December 31, 1997, respectively. Equistar provides operating and other services for LMC under the terms of existing agreements that were assumed by Equistar from Lyondell, including the lease to LMC by Equistar of the real property on which its methanol plant is located. Pursuant to the terms of those agreements, LMC pays Equistar a management fee and reimburses certain expenses of Equistar at cost. Management fees charged by Equistar to LMC totaled $6 million during each of the years ending December 31, 1999 and 1998 and less than $1 million during the period from December 1, 1997 (inception) to December 31, 1997.

Shared Services Agreement with Lyondell--Lyondell provides certain corporate, general and administrative services to Equistar, including tax, treasury, risk management and other services pursuant to a shared services agreement.

                             EQUISTAR CHEMICALS, LP

During the years ended December 31, 1999 and 1998, Lyondell charged Equistar $9 million and $3 million for these services. During the period from December 1, 1997 (inception) to December 31, 1997, charges from Lyondell were less than $1 million. As part of the shared services agreement, Equistar provides certain general and administrative services to Lyondell, such as health, safety and environmental services, materials management services, human resource services, information services and legal services. During the year ended December 31, 1999, Equistar charged Lyondell $8 million for these services. During the year ended December 31, 1998 and for the period from December 1, 1997 (inception) to December 31, 1997, Equistar charged Lyondell less than $1 million for these services.

Shared Services and Shared-Site Agreements with Millennium--Equistar and Millennium have entered into a variety of operating, manufacturing and technical service agreements related to the business of Equistar and the businesses retained by Millennium Petrochemicals. These agreements include the provision by Equistar to Millennium Petrochemicals of materials management, certain utilities, administrative office space, and health and safety services. During the years ended December 31, 1999 and 1998, Equistar charged Millennium Petrochemicals $3 million and $5 million for these services. During the period from December 1, 1997 (inception) to December 31, 1997, charges to Millennium Petrochemicals were less than $1 million. These agreements also include the provision by Millennium Petrochemicals to Equistar of certain operational services, including barge dock access. During each of the years ended
December 31, 1999 and 1998 and during the period December 1, 1997 (inception) to December 31, 1997, Millennium Petrochemicals charged Equistar less than
$1 million for these services.

Operating Agreement with Occidental Chemical--On May 15, 1998, Occidental Chemical and Equistar entered into an Operating Agreement ("Operating Agreement") whereby Occidental Chemical agreed to operate and maintain the Occidental Contributed Business and to cause third-parties to continue to provide equipment, products and commodities to those businesses upon substantially the same terms and conditions as provided prior to the transfer. The Operating Agreement terminated on June 1, 1998. During the term of the Operating Agreement, Equistar paid Occidental Chemical an administrative fee of $1 million.

Transition Services Agreement with Occidental Chemical--On June 1, 1998, Occidental Chemical and Equistar entered into a Transition Services Agreement. Under the terms of the Transition Services Agreement, Occidental Chemical agreed to provide Equistar certain services in connection with the Occidental Contributed Business, including services related to accounting, payroll, office administration, marketing, transportation, purchasing and procurement, management, human resources, customer service, technical services and others. Predominantly all services under the Transition Services Agreement ceased in June 1999 in accordance with the terms of the agreement. Health, safety, and environmental services were extended until December 31, 1999 as permitted by the Transition Services Agreement. During the year ended December 31, 1999 and the period from June 1, 1998 to December 31, 1998, Equistar expensed $2 million and $6 million, respectively, in connection with services provided pursuant to the Transition Service Agreement.

Loans to Millennium and Occidental--In connection with Occidental's admission into Equistar in May 1998, Equistar executed promissory notes to Millennium and Occidental in the principal amounts of $75 million and $420 million, respectively. Each of the notes provided for the annual accrual of interest at a rate equal to LIBOR plus 0.6%. These notes were paid in full in June 1998. Interest expense incurred on these notes during 1998 was $3 million.

Note Receivable from Lyondell LP--Upon formation of the Partnership, Lyondell LP contributed capital to Equistar in the form of a $345 million promissory note ("Lyondell Note"). The Lyondell Note bore interest at LIBOR plus a market spread. The note was repaid in full by Lyondell in July 1998. Interest income on the Lyondell Note totaled $13 million and $2 million during 1998 and during the period from December 1, 1997 (inception) to December 31, 1997, respectively.

                             EQUISTAR CHEMICALS, LP

7.  ACCOUNTS RECEIVABLE

In December 1998, Equistar entered into a purchase agreement with an independent issuer of receivables-backed commercial paper. Under the terms of the agreement, Equistar agreed to sell on an ongoing basis and without recourse, designated accounts receivable. To maintain the balance of the accounts receivable sold, Equistar is obligated to sell new receivables as existing receivables are collected. The agreement was renewed through December 2000 on predominantly the same terms.

At December 31, 1998 and 1999, Equistar's gross accounts receivable that had been sold to the purchasers aggregated $130 million. Increases and decreases in the amount have been reported as operating cash flows in the Consolidated Statements of Cash Flows. Costs related to the sale are included in "Selling, general and administrative expenses" in the Consolidated Statements of Income.


8.  INVENTORIES

Inventories at December 31, 1999 and 1998 consisted of the following:

MILLIONS OF DOLLARS                                          1999                     1998
-------------------                                  -------------------      -------------------
Finished goods                                               $ 278                    $ 301
Work-in-process                                                 10                       11
Raw materials                                                  137                      149
Materials and supplies                                          95                       88
-------------------                                  -------------------      -------------------
     Total inventories                                       $ 520                    $ 549
                                                     ===================      ===================

The excess of the current cost of inventories over book value was approximately $109 million at December 31, 1999.


9.  PROPERTY, PLANT AND EQUIPMENT, NET

The components of property, plant and equipment, at cost, and the related accumulated depreciation at December 31, 1999 and 1998 were as follows:

MILLIONS OF DOLLARS                                                                1999                     1998
-------------------                                                        -------------------      -------------------
Land                                                                              $   78                   $   78
Manufacturing facilities and equipment                                             5,656                    5,349
Manufacturing equipment acquired under capital leases                                - -                      236
Construction in progress                                                             134                      189
                                                                           -------------------      -------------------
     Total property, plant and equipment                                           5,868                    5,852
Less accumulated depreciation                                                      1,942                    1,777
                                                                           -------------------      -------------------
     Property, plant and equipment, net                                           $3,926                   $4,075
                                                                           ===================      ===================

Depreciation expense for the years ending December 31, 1999 and 1998 and for the period from December 1, 1997 (inception) to December 31, 1997 was $221 million, $200 million and $15 million, respectively. At December 31, 1998, $10 million of the accumulated depreciation reported in the accompanying Consolidated Balance Sheet related to the manufacturing equipment acquired under capital leases that was contributed by Occidental in 1998.

In July 1998, the depreciable lives of certain assets, primarily manufacturing facilities and equipment, were increased from a range of 5 to 25 years to a range of 5 to 30 years. The change was made to more accurately reflect

                             EQUISTAR CHEMICALS, LP
the estimated periods during which such assets will remain in service, based upon Equistar's actual experience with those assets. This change was accounted for as a change in accounting estimate and resulted in a $33 million decrease in depreciation expense for 1998.


10.  DEFERRED CHARGES AND OTHER ASSETS

Deferred charges and other assets at December 31, 1999 and 1998 were as follows:

MILLIONS OF DOLLARS                                                 1999                     1998
-------------------                                        -------------------      -------------------
Deferred turnaround costs, net                                   $  74                    $  84
Deferred software costs, net                                        76                       70
Deferred pension asset                                              32                       30
Other                                                               97                       73
                                                           -------------------      -------------------
     Total deferred charges and other assets                     $ 279                    $ 257
                                                           ===================      ===================


11.  OTHER ACCRUED LIABILITIES

Other accrued liabilities at December 31, 1999 and 1998 were as follows:

MILLIONS OF DOLLARS                                                 1999                     1998
-------------------                                         -------------------      -------------------
Accrued property taxes                                             $  68                    $  76
Accrued payroll costs                                                 68                       44
Accrued interest                                                      50                       18
Other                                                                 14                        4
                                                            -------------------      -------------------
     Total other accrued liabilities                               $ 200                    $ 142
                                                            ===================      ===================


12.  LONG-TERM DEBT AND FINANCING ARRANGEMENTS

In February 1999, Equistar and Equistar Funding Corporation ("Equistar Funding") co-issued $900 million of debt securities. Equistar Funding, a wholly owned subsidiary of Equistar, is a Delaware corporation formed for the sole purpose of facilitating the financing activities of Equistar. Equistar is jointly and severally liable with Equistar Funding on the outstanding notes and new notes. The debt securities include $300 million of 8.50% Notes, which will mature on February 15, 2004, and $600 million of 8.75% Notes, which will mature on February 15, 2009. Equistar used the net proceeds from this offering (i) to repay the $205 million outstanding under a capitalized lease obligation relating to Equistar's Corpus Christi facility, (ii) to repay the outstanding balance under the $500 million credit agreement, after which the $500 million credit agreement was terminated, (iii) to repay the outstanding $150 million, 10.00% Notes due in June 1999, and (iv) to the extent of the remaining net proceeds, to reduce outstanding borrowing under the five-year credit facility and for Partnership working capital purposes.

Equistar has a five-year, $1.25 billion credit facility with a group of banks expiring November 2002. Borrowing under the facility bears interest at either the Federal Funds rate plus 1/2 of 1%, LIBOR plus 1/2 of 1%, a fixed rate offered by one of the sponsoring banks or interest rates that are based on a competitive auction feature wherein the interest rate can be established by competitive bids submitted by the sponsoring banks, depending upon the type of borrowing made under the facility. Borrowing under the facility had a weighted average interest rate of 6.0% and 5.8% at December 31, 1999 and 1998, respectively. Millennium America Inc., a subsidiary of Millennium, provided limited guarantees with respect to the payment of principal and interest on a total of $750 million principal amount of indebtedness under the $1.25 billion revolving credit facility. However, the lenders may not proceed against Millennium America Inc. until they have exhausted their remedies against Equistar. The guarantee will remain in

                             EQUISTAR CHEMICALS, LP
effect indefinitely, but at any time after December 31, 2004, Millennium America Inc. may elect to terminate the guarantee if certain conditions are met including financial ratios and covenants. In addition, Millennium America Inc. may elect to terminate the guarantee if Millennium Petrochemicals Inc. sells its interests in Millennium GP and Millennium LP or if those entities sell their interests in Equistar, provided certain conditions are met including financial ratios and covenants.

The terminated $500 million credit agreement was entered into on June 12, 1998. Borrowing under the agreement bore interest at either the Federal Funds rate plus 1/2 of 1%, LIBOR plus 0.625%, a fixed rate, offered by one of the sponsoring banks or interest rates that were based on a competitive auction feature. At December 31, 1998, the weighted average interest rate for borrowing under the subsequently terminated $500 million credit agreement was 6.1%.

The credit facility is available for working capital and general Partnership purposes as needed and contain covenants relating to liens, sale and leaseback transactions, debt incurrence, leverage and interest coverage ratios, sales of assets and mergers and consolidations.

Long-term debt at December 31, 1999 and 1998 consisted of the following:

MILLIONS OF DOLLARS                                              1999                     1998
-------------------                                     -------------------      -------------------
Bank credit facilities:
     5-year term credit facility                              $  800                   $1,150
     $500 million credit agreement                               - -                      152
Other debt obligations:
     Medium-term notes (due 2000-2005)                           163                      163
     10.00% Notes due 1999                                       - -                      150
     9.125% Notes due 2002                                       100                      100
     8.50% Notes due 2004                                        300                      - -
     6.50% Notes due 2006                                        150                      150
     8.75% Notes due 2009                                        598                      - -
     7.55% Debentures due 2026                                   150                      150
                                                        -------------------      -------------------
          Total long-term debt                                 2,261                    2,015
Less current maturities                                           92                      150
                                                        -------------------      -------------------
          Long-term debt, net                                  2,169                    1,865
Capital lease obligations (5.89% due 2000)                       - -                      205
                                                        -------------------      -------------------
          Total long-term debt and lease obligations          $2,169                   $2,070
                                                        ===================      ===================

Aggregate maturities of long-term debt during the five years subsequent to December 31, 1999 are as follows: 2000-$92 million; 2001-$90 million; 2002-$851 million; 2003-$29 million; 2004-$300 million. A subsidiary of Millennium has guaranteed $750 million of the credit facility. Lyondell remains an obligor on the medium-term notes, the 9.125% Notes, the 6.5% Notes and the 7.55% Debentures, all of which total $563 million. Occidental and Equistar are parties to an agreement with respect to the 8.75% Notes due 2009 pursuant to which Occidental has agreed, under certain limited circumstances, to contribute to Equistar up to $420 million. The 8.75% Notes have a face amount of $600 million and are shown net of unamortized discount.

The medium-term notes mature at various dates from 2000 to 2005 and had a weighted average interest rate of 10.0% and 9.9% at December 31, 1999 and 1998, respectively.


13.  RESTRUCTURING AND OTHER UNUSUAL CHARGES

During the fourth quarter 1999, Equistar recorded a charge of $96 million associated with decisions to shut down certain polymer reactors and to consolidate certain administrative functions between Lyondell and

                             EQUISTAR CHEMICALS, LP

Equistar. The decision to shut down the reactors was based on their high production cost, current market conditions in the polyethylene industry and the flexibility to utilize more efficient reactors to meet customer requirements. Accordingly, Equistar recorded a charge of $72 million to adjust the asset carrying values. The remaining $24 million of the total charge represents severance and other employee-related costs for approximately 500 employee positions that are being eliminated. The eliminated positions, primarily administrative functions, resulted from opportunities to share such services between Lyondell and Equistar and, to a lesser extent, positions associated with the shut down polymer reactors. Through December 31, 1999, no employees had been terminated nor were any payments made. Equistar expects that the majority of severance payments will take place in the first quarter of 2000.

During 1997 and 1998, Equistar incurred restructuring charges related to the initial merger and integration of the businesses contributed by Lyondell and Millennium upon formation of the Partnership. Equistar recorded $42 million of these costs in December 1997. These charges included severance and other employee related termination costs of $21 million related to a workforce reduction, which were substantially paid in 1998. The workforce reduction included approximately 430 employees, primarily in duplicate corporate overhead functions. All of these 430 employees were terminated in 1998. Additionally, these restructuring charges included employee relocation costs of $6 million and various other charges of $7 million, all of which were recorded and paid as incurred during 1997. In 1997, Equistar also recorded and paid as incurred
$8 million of transaction closing costs.

In 1998, Equistar recorded and paid, as incurred, an additional $12 million in restructuring charges related to the initial merger and integration of Equistar. These costs included costs associated with the consolidation of operations and facilities of $11 million and other miscellaneous charges of $1 million. The restructuring actions related to the initial merger and integration were substantially completed in 1998 and there were no other significant changes to Equistar's original estimate of costs that were accrued as of December 31, 1997. Equistar also incurred restructuring charges of $2 million related to the merger and integration of the Occidental Contributed Business into the Partnership. These charges were recorded and paid as incurred during 1998. There were no amounts accrued as of December 31, 1998 related to the initial merger and integration of Equistar or the merger and integration of the Occidental Contributed Business. The restructuring actions related to the merger and integration of the Occidental Contributed Business into Equistar were substantially completed as of December 31, 1998. All restructuring charges were included in the Unallocated segment (See Note 17).


14.  LEASE COMMITMENTS

At December 31, 1999, future minimum lease payments relating to noncancelable operating leases with lease terms in excess of one year were as follows:

           MILLIONS OF DOLLARS
           -------------------
           2000                                            $ 94
           2001                                              72
           2002                                              58
           2003                                              50
           2004                                              44
           Thereafter                                       482
                                                     ------------------
              Total minimum lease payments                 $800
                                                     ==================

Operating lease net rental expense was $112 million and $110 million for the years ending December 31, 1999 and 1998, respectively, and $11 million for the period from December 1, 1997 (inception) to December 31, 1997.

                            EQUISTAR CHEMICALS, LP

Equistar is party to various unconditional purchase obligation contracts as a purchaser for product and services. At December 31, 1999, future minimum payments under these contracts with noncancelable contract terms in excess of one year were as follows:

           MILLIONS OF DOLLARS
           -------------------
           2000                                            $ 33
           2001                                              31
           2002                                              28
           2003                                              27
           2004                                              25
           Thereafter                                       147
                                                        -----------
               Total minimum contract payments             $291
                                                        ===========

Equistar's total purchases under these agreements were $39 million and $35 million for the years ending December 31, 1999 and 1998, respectively, and $3 million during the period from December 1, 1997 (inception) to December 31, 1997.


15.  PENSION AND OTHER POSTRETIREMENT BENEFITS

All full-time regular employees of the Partnership are covered by defined benefit pension plans sponsored by Equistar. The plans became effective January 1, 1998, except for union represented employees formerly employed by Millennium, whose plans were contributed to Equistar on December 1, 1997, and union represented employees formerly employed by Occidental, whose plans were contributed to Equistar on May 15, 1998. In connection with the formation of Equistar, there were no pension assets or obligations contributed to Equistar, except for the union represented plans described above. Retirement benefits are based upon years of service and the employee's highest three consecutive years of compensation during the last ten years of service. Equistar accrues pension costs based upon an actuarial valuation and funds the plans through periodic contributions to pension trust funds as required by applicable law. Equistar also has unfunded supplemental nonqualified retirement plans, which provide pension benefits for certain employees in excess of the tax qualified plans' limits.

In addition, Equistar sponsors unfunded postretirement benefit plans other than pensions ("OPEB") for both salaried and non-salaried employees, which provide medical and life insurance benefits. These postretirement health care plans are contributory while the life insurance plans are noncontributory. Currently, Equistar pays approximately 80% of the cost of the health care plans, but reserves the right to modify the cost-sharing provisions at any time.

                            EQUISTAR CHEMICALS, LP

The following table provides a reconciliation of benefit obligations, plan assets and the funded status of these plans:

                                                                                                               OTHER
                                                           PENSION BENEFITS                           POSTRETIREMENT BENEFITS
                                              ---------------------------------------       ---------------------------------------
MILLIONS OF DOLLARS                                   1999                   1998                   1999                   1998
-------------------                           ----------------       ----------------       ----------------       ----------------
CHANGE IN BENEFIT OBLIGATION:
  Benefit obligation, January 1                    $  88                  $  21                  $  69                  $  50
  Benefit obligation contributed by Occidental       - -                     46                    - -                     14
  Service cost                                        22                     16                      4                      3
  Interest cost                                        7                      5                      6                      4
  Actuarial (gain) loss                               (8)                     5                     (2)                    (2)
  Benefits paid                                      (10)                    (5)                   - -                    - -
                                              ----------------       ----------------       ----------------       ----------------
  Benefit obligation, December 31                     99                     88                     77                     69
                                              ----------------       ----------------       ----------------       ----------------
CHANGE IN PLAN ASSETS:
  Fair value of plan assets, January 1                88                     40                    - -                    - -
  Fair value of plan assets contributed by
    Occidental                                       - -                     51                    - -                    - -
  Actual return of plan assets                         7                      1                    - -                    - -
  Partnership contributions                           16                      1                    - -                    - -
  Benefits paid                                      (10)                    (5)                   - -                    - -
                                              ----------------       ----------------       ----------------       ----------------
  Fair value of plan assets, December 31             101                     88                    - -                    - -
                                              ----------------       ----------------       ----------------       ----------------
  Funded status                                        2                    - -                    (77)                   (69)
  Unrecognized actuarial loss                          5                     13                     13                     16
  Net amount recognized                            $   7                  $  13                  $ (64)                 $ (53)
                                              ================       ================       ================       ================

AMOUNTS RECOGNIZED IN THE CONSOLIDATED
  BALANCE SHEETS CONSIST OF:
    Prepaid benefit cost                           $  33                  $  30                  $  - -                 $ - -
    Accrued benefit liability                        (26)                   (17)                   (64)                   (53)
                                              ----------------       ----------------       ----------------       ----------------
  Net amount recognized                            $   7                  $  13                  $ (64)                 $ (53)
                                              ================       ================       ================       ================

The benefit obligation, accumulated benefit obligation and fair value of assets for pension plans with benefit obligations in excess of plan assets were $40 million, $26 million and $13 million, respectively, as of December 31, 1999 and $24 million, $17 million and $5 million, respectively, as of December 31, 1998.

Net periodic pension and other postretirement benefit costs included the following components:

                                                                                                              OTHER
                                                             PENSION BENEFITS                        POSTRETIREMENT BENEFITS
                                                 -------------------------------------       ------------------------------------
MILLIONS OF DOLLARS                                     1999                  1998                  1999                 1998
-------------------                              ---------------       ---------------       ---------------      ---------------
COMPONENTS OF NET PERIODIC BENEFIT COST:
  Service cost                                       $  22                 $  16                 $   4                $   3
  Interest cost                                          7                     5                     6                    4
  Amortization of actuarial loss                         1                   - -                     1                  - -
  Expected return of plan assets                        (8)                   (6)                  - -                  - -
                                                 ---------------       ---------------       ---------------      ---------------
  Net periodic benefit cost after settlement         $  22                 $  15                 $  11                $   7
                                                 ===============       ===============       ===============      ===============

                            EQUISTAR CHEMICALS, LP

                                                                                                               OTHER
                                                             PENSION BENEFITS                         POSTRETIREMENT BENEFITS
                                                 -------------------------------------       -------------------------------------
                                                        1999                  1998                  1999                  1998
                                                 ---------------       ---------------       ---------------       ---------------
WEIGHTED-AVERAGE ASSUMPTIONS AS OF
  DECEMBER 31:
  Discount rate                                       8.00%                 6.75%                 8.00%                 6.75%
  Expected return on plan assets                      9.50%                 9.50%                  - -                   - -
  Rate of compensation increase                       4.75%                 4.75%                 4.75%                 4.75%

The non-union plans became effective January 1, 1998; therefore, Equistar did not recognize any net periodic pension cost during the period from December 1, 1997 (inception) to December 31, 1997. The accrued postretirement benefit liabilities at December 31, 1997 were calculated and contributed as of December 31, 1997; therefore, there were no net periodic postretirement benefit costs for the period from December 1, 1997 (inception) to December 31, 1997.

For measurement purposes, the assumed annual rate of increase in the per capita cost of covered health care benefits as of December 31, 1999 was 7.0% for 2000-2001 and 5.0% thereafter. The health care cost trend rate assumption does not have a significant effect on the amounts reported. To illustrate, increasing or decreasing the assumed health care cost trend rates by one percentage point in each year would change the accumulated postretirement benefit liability as of December 31, 1999 by less than $2 million and would not have a material effect on the aggregate service and interest cost components of the net periodic postretirement benefit cost for the year then ended.

Equistar also maintains voluntary defined contribution savings plans for eligible employees. Contributions to the plans by Equistar were $20 million, $15 million and less than $1 million for the years ended December 31, 1999 and 1998 and during the period from December 1, 1997 (inception) to December 31, 1997, respectively.


16.  COMMITMENTS AND CONTINGENCIES

Equistar has various purchase commitments for materials, supplies and services incident to the ordinary conduct of business. In the aggregate, such commitments are not at prices in excess of current market. See also Note 6, describing related party commitments.

The Partnership is also subject to various lawsuits and proceedings. Subject to the uncertainty inherent in all litigation, management believes the resolution of these proceedings will not have a material adverse effect upon the financial statements or liquidity of Equistar.

Equistar has agreed to indemnify and defend Lyondell and Millennium, individually, against certain uninsured claims and liabilities which Equistar may incur relating to the operation of the Contributed Business prior to December 1, 1997 up to $7 million each within the first seven years of the Partnership, subject to certain terms of the Asset Contribution Agreements. Equistar has also agreed to indemnify Occidental up to $7 million on a similar basis relating to the operation of the Occidental Contributed Business prior to May 15, 1998. During the years ended December 31, 1999 and 1998, Equistar incurred $11 million and $5 million, respectively, for these uninsured claims and liabilities. No expenses were incurred for these uninsured claims and liabilities during the period December 1, 1997 (inception) to December 31, 1997.

Equistar's policy is to be in compliance with all applicable environmental laws. Equistar is subject to extensive environmental laws and regulations concerning emissions to the air, discharges to surface and subsurface waters and the generation, handling, storage, transportation, treatment and disposal of waste materials. Some of these laws and regulations are subject to varying and conflicting interpretations. In addition, Equistar cannot accurately predict

                            EQUISTAR CHEMICALS, LP
future developments, such as increasingly strict requirements of environmental laws, inspection and enforcement policies and compliance costs therefrom which might affect the handling, manufacture, use, emission or disposal of products, other materials or hazardous and non-hazardous waste. Equistar had no reserves for environmental matters as of December 31, 1999 and 1998.

In the opinion of management, any liability arising from the matters discussed in this Note is not expected to have a material adverse effect on the financial statements or liquidity of Equistar. However, the adverse resolution in any reporting period of one or more of these matters discussed in this Note could have a material impact on Equistar's results of operations for that period without giving effect to contribution or indemnification obligations of co-defendants or others, or to the effect of any insurance coverage that may be available to offset the effects of any such award.


17.  SEGMENT INFORMATION AND RELATED INFORMATION

Using the guidelines set forth in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, Equistar has identified two segments in which it operates. The reportable segments are petrochemicals and polymers.
The petrochemicals segment includes olefins, oxygenated chemicals, aromatics and specialty chemicals. Olefins include ethylene, propylene and butadiene, and the oxygenated chemicals include ethylene oxide, ethylene glycol, ethanol and MTBE. Aromatics include benzene and toluene. The polymers segment consists of polyolefins, including high-density polyethylene, low-density polyethylene, linear low-density polyethylene, polypropylene, and performance polymers. The performance polymers include enhanced grades of polyethylene, including wire and cable resins, and polymeric powders. The concentrates and compounds business, which was part of performance polymers products, was sold effective April 30, 1999 (see Note 18).

No customer accounted for 10% or more of sales during the years ended December 31, 1999 and 1998 or the one-month ended December 31, 1997.

The accounting policies of the segments are the same as those described in "Summary of Significant Accounting Policies" (see Note 2).

                            EQUISTAR CHEMICALS, LP

Summarized financial information concerning Equistar's reportable segments is shown in the following table. Intersegment sales between the petrochemicals and polymers segments were made at prices based on current market values.

MILLIONS OF DOLLARS                     PETROCHEMICALS        POLYMERS          UNALLOCATED       ELIMINATIONS      CONSOLIDATED
-------------------                     --------------        --------          -----------       -------------     ------------
FOR THE YEAR ENDED DECEMBER 31, 1999:
Sales and other operating
 operating revenues:
    Customers                               $3,412              $2,024             $  - -             $   - -          $5,436
    Intersegment                             1,324                 - -                - -              (1,324)            - -
                                         -------------       -------------       ------------       -------------    -----------
                                            $4,736              $2,024             $  - -             $(1,324)         $5,436
                                         =============       =============       ============       =============    ===========
Restructuring and other
   unusual charges                          $  - -              $  - -             $   96             $   - -          $   96
                                         =============       =============       ============       =============    ===========
Operating income                            $  447              $   51             $ (336)            $   - -          $  162
                                         =============       =============       ============       =============    ===========
Total assets                                $3,671              $1,551             $1,514             $   - -          $6,736
                                         =============       =============       ============       =============    ===========
Capital expenditures                        $   61              $   83             $   13             $   - -          $  157
                                         =============       =============       ============       =============    ===========
Depreciation and
  amortization expense                      $  194              $   53             $   53             $   - -          $  300
                                         =============       =============       ============       =============    ===========

FOR THE YEAR ENDED DECEMBER 31, 1998:
Sales and other operating
  operating revenues:
    Customers                               $2,351              $2,012             $  - -             $   - -          $4,363
    Intersegment                             1,112                  46                - -              (1,158)            - -
                                         -------------       -------------       ------------       -------------    -----------
                                            $3,463              $2,058             $  - -             $(1,158)         $4,363
                                         =============       =============       ============       =============    ===========
Restructuring and other
   unusual charges                          $  - -              $  - -             $   14             $   - -          $   14
                                         =============       =============       ============       =============    ===========
Operating income                            $  319              $  177             $ (214)            $   - -          $  282
                                         =============       =============       ============       =============    ===========
Total assets                                $3,625              $1,563             $1,477             $   - -          $6,665
                                         =============       =============       ============       =============    ===========
Capital expenditures                        $   71              $  116             $   13             $   - -          $  200
                                         =============       =============       ============       =============    ===========
Depreciation and
  amortization expense                      $  152              $   65             $   51             $   - -          $  268
                                         =============       =============       ============       =============    ===========

FOR THE PERIOD FROM DECEMBER 1, 1997
    (INCEPTION) TO DECEMBER 31, 1997:
Sales and other
  operating revenues:
    Customers                               $  179              $  186             $  - -             $   - -          $  365
    Intersegment                               105                 - -                - -                (105)            - -
                                         -------------       -------------       ------------       -------------    -----------
                                            $  284              $  186             $  - -             $  (105)         $  365
                                         =============       =============       ============       =============    ===========
Restructuring and other
   unusual charges                          $  - -              $  - -             $   42             $   - -          $   42
                                         =============       =============       ============       =============    ===========
Operating income                            $   47              $   22             $  (54)            $   - -          $   15
                                         =============       =============       ============       =============    ===========
Total assets                                $1,668              $1,504             $1,428             $   - -          $4,600
                                         =============       =============       ============       =============    ===========
Capital expenditures                        $    7              $    4             $    1             $   - -          $   12
                                         =============       =============       ============       =============    ===========
Depreciation and
  amortization expense                      $    7              $    7             $    5             $   - -          $   19
                                         =============       =============       ============       =============    ===========

                            EQUISTAR CHEMICALS, LP

The following table presents the details of "Operating income" as presented above in the "Unallocated" column for the years ended December 31, 1999 and 1998 and for the period from December 1, 1997 (inception) to December 31, 1997:

MILLIONS OF DOLLARS                                                           1999                1998                1997
-------------------                                                     -------------       -------------       -------------
Expenses not allocated to petrochemicals and polymers:
     Principally general and administrative expenses                        $(240)              $(200)              $ (12)
     Restructuring and other unusual charges                                  (96)                (14)                (42)
                                                                        -------------       -------------       -------------
          Total--Unallocated                                                $(336)              $(214)              $ (54)
                                                                        =============       =============       =============

The following table presents the details of "Total assets" as presented above in the "Unallocated" column as of December 31, for the years indicated:

MILLIONS OF DOLLARS                                                           1999               1998               1997
-------------------                                                     -------------      -------------      -------------
Cash                                                                       $  108             $   66             $   41
Accounts receivable--trade and related parties                                 18                 14                - -
Receivable with partners                                                      - -                - -                150
Prepaids and other current assets                                              22                 25                 24
Property, plant and equipment, net                                             58                 48                 16
Goodwill, net                                                               1,119              1,151              1,139
Deferred charges and other assets                                             189                173                 58
                                                                        -------------      -------------      -------------
                                                                           $1,514             $1,477             $1,428
                                                                        =============      =============      =============


18.  SALE OF CONCENTRATES AND COMPOUNDS BUSINESS

Effective April 30, 1999, Equistar completed the sale of its concentrates and compounds business. The transaction included two manufacturing facilities, located in Heath, Ohio and Crockett, Texas, and related inventories. Equistar recorded a net gain on the sale of approximately $42 million reported in "Other income, net" in the Consolidated Statements of Income.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10. MEMBERS OF THE PARTNERSHIP GOVERNANCE COMMITTEE AND EXECUTIVE OFFICERS OF EQUISTAR

PARTNERSHIP GOVERNANCE COMMITTEE

  A partnership governance committee (the "Committee") manages and controls the business, property and affairs of Equistar, including the determination and implementation of Equistar's strategic direction. The general partners exercise their authority to manage and control Equistar only through the Committee, subject to delegation to the executive officers discussed below. The Committee consists of nine members, called representatives, three of whom are representatives of Lyondell GP, three of whom are representatives of Millennium GP and three of whom are representatives of Occidental GP. The participation rights of any general partner's representatives may be curtailed to the extent that the general partner or its affiliates cause a default under the partnership agreement.

  Matters requiring unanimous agreement by the representatives of Lyondell, Millennium and Occidental include changes in the scope of Equistar's business, the five year strategic plan (and annual updates thereof), the sale or purchase of assets or capital expenditures of more than $30 million not contemplated by the strategic plan, investments by Equistar's partners over certain amounts, merging or combining with another business and certain other matters as described in the partnership agreement. All decisions of the Partnership Governance Committee that do not require unanimity among Lyondell, Millennium and Occidental may be made by Lyondell's representatives alone.

  The members of the Committee are

  . Dan F. Smith, President and Chief Executive Officer of Lyondell
    and Equistar and co-chairman of the Committee
  . William M. Landuyt, Chairman and Chief Executive Officer of Millennium and
    co-chairman of the Committee
  . Dr. Ray R. Irani, Chairman and Chief Executive Officer of Occidental
    Petroleum and co-chairman of the Committee
  . John E. Lushefski, Senior Vice President and Chief Financial Officer of
    Millennium
  . Jeffrey R. Pendergraft, Executive Vice President and Chief Administrative
    Officer of Lyondell
  . Kevin DeNicola, Vice President, Corporate Development of Lyondell
  . George Robbins, President and Chief Executive Officer of Millennium
    Specialty Chemicals
  . Stephen I. Chazen, Executive Vice President--Corporate Development and Chief
    Financial Officer of Occidental
  . J. Roger Hirl, President and Chief Executive Officer of Occidental Chemical
    Corporation.

OFFICERS OF EQUISTAR

  The Committee has delegated responsibility for day-to-day operations to the executive officers of Equistar. The executive officers consist of a Chief Executive Officer, a President and Chief Operating Officer and others as determined from time to time by the Committee. Except for the Chief Executive Officer or in certain other limited situations, the approval of at least two representatives of each of Lyondell, Millennium and Occidental is required to appoint or discharge executive officers, based upon the recommendation of the Chief Executive Officer.

  The Chief Executive Officer holds office for a five-year term, assuming he does not resign or die and is not removed, and need not be an employee of Equistar. The Chief Executive Officer may be removed at any time by action of the Committee.

  The following table sets forth the names and ages of the executive officers of Equistar as of March 1, 2000.

           NAME              AGE       PARTNERSHIP POSITION
          ------             ---      ----------------------
Dan F. Smith...............   53   Chief Executive Officer
Eugene R. Allspach.........   53   President and Chief Operating Officer
John R. Beard..............   47   Senior Vice President, Manufacturing
Kelvin R. Collard..........   42   Vice President and Controller
J. R. Fontenot.............   47   Vice President, Research and Engineering
Brian A. Gittings..........   53   Senior Vice President, Petrochemicals
Jeffrey L. Hemmer..........   42   Vice President, Customer Supply Chain
Gerald A. O'Brien..........   48   Vice President, General Counsel and Secretary
W. Norman Phillips, Jr. ...   45   Senior Vice President, Polymers
James W. Bayer.............   44   Vice President, Engineering and Health,
                                   Safety and Environment
Leonard B. Halpern.........   56   Vice President, Feedstocks and Materials
                                   Management


     Mr. Smith has been Chief Executive Officer of Equistar since December 1997. Mr. Smith has been a Director of Lyondell since 1988, President and Chief Executive Officer since December 1996 and a member of the LYONDELL-CITGO Refining partnership governance committee since July 1993. Mr. Smith was President and Chief Operating Officer of Lyondell from 1994 to December 1996. Before 1994, Mr. Smith held various senior executive positions with Lyondell and Atlantic Richfield Company ("ARCO"), including Executive Vice President and Chief Financial Officer of Lyondell, Vice President, Corporate Planning of ARCO and Senior Vice President in the areas of management, manufacturing, control and administration for Lyondell and the Lyondell Division of ARCO.

  Mr. Allspach has been President and Chief Operating Officer of Equistar since December 1997. Mr. Allspach served as Group Vice President, Manufacturing and Technology for Millennium Petrochemicals from 1993 to 1997. Before 1993, Mr. Allspach held various senior executive positions with Millennium, including Group Vice President, Manufacturing and Manufacturing Services and Vice President, Specialty Polymers and Business Development. Mr. Allspach has served as Executive Vice President of Lyondell since December 2, 1999.

  Mr. Beard has been Senior Vice President, Manufacturing of Equistar since May 1998. He was Vice President, Manufacturing of Equistar from December 1997 to May 1998. Mr. Beard previously served as Vice President, Petrochemical Manufacturing of Lyondell from May 1995 to December 1997. Mr. Beard served as Vice President in the areas of quality, supply, planning and evaluations of Lyondell from 1992 to May 1995.

  Mr. Collard has been a Vice President of Equistar since July 1998. Mr. Collard has been the Controller of Equistar since December 1997. From May 1989 to December 1997, Mr. Collard held various senior manager positions with Lyondell and ARCO, including Controller of ARCO Coal Company, manager of accounting policy of ARCO and manager of financial reporting and internal control of Lyondell. Before May 1989, Mr. Collard was an audit manager for Coopers & Lybrand. Mr. Collard has served as Controller of Lyondell since July 1999 and as Vice President of Lyondell since December 2, 1999.

  Mr. Fontenot has been Vice President, Research and Development and Engineering of Equistar since September 1998. Mr. Fontenot previously served as Vice President, Engineering of Lyondell from December 1997 to September 1998. Mr. Fontenot served as Vice President, Technology of Lyondell from January 1997 to December 1997 and as Director of Technology of Lyondell from 1995 to January 1997. Before 1995, Mr. Fontenot held various positions in operations, evaluation and technology for Lyondell.

  Mr. Gittings has been Senior Vice President, Petrochemicals of Equistar since August 1998 and was Vice President, Oxygenated Chemicals of Equistar from May 1998 to August 1998. Before that, he was Vice President and General Manager, Isocyanurates for Occidental Chemicals, where he had previously served as Vice President and General Manager, Ethylene Oxide and Derivatives.

  Mr. Hemmer has been Vice President, Customer Supply Chain of Equistar since May 1999 and previously was Vice President, Information Systems and Business Process Development of Equistar from August 1998 to May 1999 and Director of Business Process Improvement of Equistar from December 1997 to August 1998. Mr. Hemmer had been Director, Engineering and Licensing for Millennium Petrochemicals from October 1996 to

December 1997. Before October 1996, he was manager of polyethylene process and engineering technology for Exxon Chemical.

  Mr. O'Brien has been Vice President, General Counsel and Secretary of Equistar since December 1997. Mr. O'Brien previously served as associate general counsel of Lyondell, where his responsibilities included joint responsibility for the management of the legal department and responsibility for a variety of legal department functions, including mergers and acquisitions, general corporate, finance and securities. Mr. O'Brien has served as Vice President of Lyondell since December 2, 1999.

  Mr. Phillips has been Senior Vice President, Polymers of Equistar since August 1998. He was previously Vice President, Petrochemicals of Equistar from December 1997 to August 1998. Mr. Phillips previously served as Vice President, Polymers of Lyondell from January 1997 to December 1997, and as Vice President of Lyondell with responsibilities in the areas of marketing and operations from 1993 to January 1997.

  Mr. Bayer was appointed to his current position on December 29, 1999 and has served in the same capacity for Lyondell since July 1999. From December 1997 to July 1999 he was Director, Gulf Coast Manufacturing for Arco Chemical. Prior to December 1997, Mr. Bayer served as Channelview Plant Manager for Arco Chemical.

Mr. Halpern was appointed to his current position on December 29, 1999 and has served in the same capacity for Lyondell since December 2, 1999. From July 1999 to December 1999, he was Vice President, Raw Materials Optimization for Lyondell, and from September 1997 to July 1999, he was Director, Feedstock Supply for Arco Chemical. Prior to that he was Business Manager, Oxygenated Products for Arco Chemical.

SUMMARY COMPENSATION TABLE

  The table below provides information regarding the compensation awarded to or earned by Equistar's Chief Executive Officer and the next four most highly compensated executive officers during the fiscal years ended December 31, 1999 and 1998.

                                                                     ANNUAL COMPENSATION
                                                                     -------------------
                                                                                      OTHER ANNUAL         ALL OTHER
      NAME AND PRINCIPAL POSITION            YEAR       SALARY ($)     BONUS ($)   COMPENSATION ($)(a)  COMPENSATION ($)(b)
     ----------------------------           ------     ----------     ---------    -------------------  -------------------
Dan F. Smith..........................       1999         (c)           (c)              (c)                  (c)
 Chief Executive Officer                     1998         (c)           (c)              (c)                  (c)

Eugene R. Allspach....................       1999       413,088       480,300          13,926                60,737
 President & Chief Operating Officer         1998       335,531       321,600          11,344                48,641

Brian Gittings (d)....................       1999       269,516       268,600           9,259                50,998
 Senior Vice President                       1998       137,130        95,760             ---                19,708

W. Norman Phillips, Jr. ..............       1999       278,720       277,800          10,519                49,047
 Senior Vice President                       1998       256,188       185,640           9,845                39,039

John R. Beard.........................       1999       263,900       263,000           6,092                43,375
 Senior Vice President                       1998       237,128       161,800           5,491                31,347

_____________
(a) Includes imputed income in respect of Equistar's Long-Term Disability Plan and tax gross-ups (the additional reimbursement paid to a recipient to cover the federal income tax obligations associated with the underlying benefit, including an additional amount based on maximum applicable income tax rates) in respect of financial counseling reimbursements.

(b) Includes contributions to the Executive Supplementary Savings Plan, incremental executive medical plan premiums, financial counseling reimbursements and amounts in respect of the Executive Life Insurance Plan, as follows:

                                                             MR.         MR.         MR.          MR.
                                                  YEAR     ALLSPACH    GITTINGS    PHILLIPS      BEARD
                                                 ------    --------    --------    --------      -----
  Executive Supplementary Savings Plan.........   1999     $33,047     $21,561     $22,298     $21,102
  Incremental Medical Plan Premiums............   1999      15,600      15,600      15,600      15,600
  Financial Counseling Reimbursement...........   1999       6,514      11,742       7,107         ---
  Executive Life Insurance Plan................   1999       5,576       2,095       4,042       6,673

(c) Mr. Smith serves as the Chief Executive Officer of both Lyondell and Equistar. Mr. Smith does not receive any compensation from Equistar. Equistar pays a fee to Lyondell in recognition of Mr. Smith's services. See "Item 13. Related Transactions--Agreement Regarding Services of Equistar's Chief Executive Officer."

(d)  Mr. Gittings joined Equistar in May 1998.

EQUISTAR'S LONG-TERM INCENTIVE PLAN

  In 1999, Equistar offered a performance-driven, annual and long-term incentive plan, the Equistar Bonus Plan, to selected key employees. The Plan integrates current and deferred (or long-term) components. Awards are based on whether Equistar reaches its performance and financial goals in critical areas, primarily economic value added and the achievement of synergies. Economic value added measures Equistar's cash flow performance in excess of a capital charge, which is calculated by multiplying the capital invested in Equistar by Equistar's weighted average cost of capital. Synergies include both one-time and ongoing potential savings from operating the Lyondell, Millennium and Occidental contributed businesses together. Synergy targets include (i) aligning and improving the efficiency of processing units for improved processing time and increased capacity capability, (ii) maximizing the value of raw material and olefins co-products, (iii) lowering distribution costs, (iv) reducing the cost of raw materials and other purchasing costs, and (v) reducing the amount of staffing services required by each contributed business.

  The Committee has discretion to make awards based on its assessment of Equistar's operating performance in the areas of synergy attainment and economic value added.

  Equistar currently assigns each Plan participant a target award percentage for the year based on that participant's position and any other factors Equistar deems appropriate. Each Plan participant's award for the year is determined by multiplying his/her target award percentage by an award multiple determined by the Committee, the product of which is multiplied by his/her base pay. The award multiple for 1999 was based on the achievement of a five-year rolling average economic value added of $42 million and the achievement of net synergies of $280 million.

  Awards will generally be paid only to Plan participants who are actually employed at year-end. Those Plan participants whose employment terminates due to death, disability or retirement before the end of the year will be paid a pro rata portion of their award based on the number of full months completed while actively employed. All other participants terminated with or without cause are subject to forfeiture of their award. Plan participants hired after the first of the year are eligible to receive a pro rata award based on the number of full months completed during the year.

  Awards consist of a combination of annual or current cash and deferred cash compensation. The relative percentages of current cash and deferred cash components are based on the Plan participant's salary range. The percentage of deferred cash compensation as compared with current cash compensation increases as the Plan participant's salary range increases. The current portion of the award is disclosed under the "Bonus" column of the Summary Compensation Table above. The deferred cash portion of the award is paid out over three consecutive years, one-third each year, beginning approximately one year from the payment of the related annual cash component. In 1999, the payout amounts for the deferred compensation component could be adjusted upward, with no cap, or downward, capped at 20%, based on Equistar's ongoing results with respect to synergies over that three-year period. Awards could be adjusted one percentage point for every percentage point of synergy gained or lost during the award period.

  The following table details the amount of the deferred compensation component of the 1999 award to the four most highly paid executive officers as well as their estimated future payouts resulting from such award under the Plan.

              LONG-TERM INCENTIVE PLAN--AWARDS IN LAST FISCAL YEAR


                                           NUMBER OF      PERFORMANCE
                                            SHARES,        OR OTHER           ESTIMATED FUTURE PAYOUTS UNDER
                                           UNITS OR      PERIOD UNTIL          NON-STOCK PRICE-BASED PLANS
                                             OTHER        MATURATION     -----------------------------------------
                 NAME                    RIGHTS ($)(a)     OR PAYOUT     THRESHOLD ($)   TARGET ($)   ACTUAL ($)(b)
                -----                   --------------   -------------   ------------- ------------- --------------
Dan F. Smith (c)                             ---             ---             ---             ---            ---
Eugene R. Allspach                       1,303,700           (d)            392,450        784,900      1,303,700
Brian Gittings                             604,300           (d)            181,900        363,800        604,300
W. Norman Phillips, Jr.                    624,900           (d)            188,100        376,300        624,900
John R. Beard                              591,800           (d)            178,150        356,700        591,800

__________
(a) Amounts represent deferred compensation component of the 1999 award as finally determined by the Equistar partnership committee based on Equistar's actual economic value added and annual synergies for 1999. Equistar's 1999 performance resulted in incentive compensation being paid out at 166.1% of the targeted amounts. The target award established by the partnership committee at the beginning of 1999 is set forth in the "Target" column above. The current portion of the 1999 award is disclosed under the "Bonus" column of the Summary Compensation Table above.

(b) This amount represents the deferred compensation component for 1999 based on Equistar's actual results for 1999. The sum of the amounts ultimately payable in 2001, 2002 and 2003 with respect to this deferred component of the 1999 award may differ from this amount depending on Equistar's ongoing results in those years with respect to synergies.

(c) Mr. Smith does not receive any compensation from Equistar. Equistar pays a fee to Lyondell in recognition of Mr. Smith's services. See "Related Transactions--Agreement Regarding Services of Equistar's Chief Executive Officer."

(d) Long-term compensation awards with respect to 1999 will be paid in annual increments of one-third beginning in March 2001.

PENSION BENEFITS

  The following table shows estimated annual pension benefits payable to Equistar's employees, including the named executive officers (other than Mr. Smith), upon retirement at age 65 based on credited service as of January 1, 2000, under the provisions of the Equistar Retirement Plan and the Equistar Supplementary Executive Retirement Plan (together, the "Equistar Retirement Plan").

                               PENSION PLAN TABLE


AVERAGE FINAL EARNINGS (BASE
SALARY PLUS ANNUAL BONUS)                    APPROXIMATE ANNUAL BENEFIT FOR YEARS OF MEMBERSHIP SERVICE INDICATED
HIGHEST THREE CONSECUTIVE                    --------------------------------------------------------------------
YEARS OUT OF LAST 10 YEARS             15 YEARS            20 YEARS          25 YEARS           30 YEARS      35 YEARS
--------------------------             --------            --------          --------           --------      --------
$1,200,000                             $256,172           $341,562           $426,953           $512,344      $597,734
 1,100,000                              234,824            313,099            391,374            469,648       547,923
 1,000,000                              213,477            284,635            355,794            426,953       498,112
   900,000                              192,129            256,172            320,215            384,258       448,301
   800,000                              170,781            227,708            284,635            341,562       398,490
   700,000                              149,434            199,245            249,056            298,867       348,678
   600,000                              128,086            170,781            213,477            256,172       298,867
   500,000                              106,738            142,318            177,897            213,477       249,056
   400,000                               85,391            113,854            142,318            170,781       199,245
   300,000                               64,043             85,391            106,738            128,086       149,434
   200,000                               42,695             56,927             71,159             85,391        99,622

____________
(a) As of December 31, 1999, each of the participating named executive officers had two years of credited service (rounded to the nearest whole number) under the Equistar Retirement Plan.

  The amounts shown in the above table are necessarily based upon certain assumptions, including retirement of the employee at age 65, based on credited services as of January 1, 2000, and payment of the benefit under the basic form of allowance provided under the Equistar Retirement Plan (payment for the life of the employee only). The amounts will change if the payment is made under any other form of allowance permitted by the respective retirement plan, or if an employee's actual retirement occurred after January 1, 2000, since the "annual covered compensation level" of such employee (one of the factors used in computing the annual retirement benefits) may change during the employee's subsequent years of membership service. The covered compensation for which retirement benefits are computed under the Equistar Retirement Plan is the average of the participant's highest three consecutive years out of the last ten years of base salary plus annual bonus. Base salary and annual bonus amounts are set forth under the "Salary" and "Bonus" headings in the Summary Compensation Table. The benefits shown are not subject to deduction for Social Security benefits or other offset amounts. The plans, however, provide a higher level of benefits for the portion of compensation above the compensation levels on which Social Security benefits are based.

EXECUTIVE SEVERANCE ARRANGEMENTS

  In connection with the formation of Equistar and to ensure the continued dedication of executive officers, Equistar assumed obligations under severance agreements executed by Millennium Petrochemicals and Lyondell with their executives who agreed to join Equistar. The term of the severance agreements with the Lyondell executives who joined Equistar expired January 1, 2000.

  The severance agreement between Equistar and Eugene Allspach, which was assumed by Equistar from Millennium Petrochemicals, provides for Mr. Allspach's receipt of payments and benefits described below in the event of his termination before January 1, 2001. Benefits under Mr. Allspach's severance agreement apply if he is terminated either (i) by Equistar without cause or (ii) as a result of a Constructive Termination for Good Reason.

  Notice of Constructive Termination for Good Reason, as defined in Mr. Allspach's severance agreement, can be given by Mr. Allspach if Equistar does any of the following: (i) assigns him to any duties or responsibilities not comparable to his duties or responsibilities when he joined Equistar or reduces his responsibilities or position; (ii) relocates Equistar's principal executive offices outside a 25-mile radius of its current location or requests Mr. Allspach's transfer, in writing, to a new location; (iii) reduces Mr. Allspach's annual base salary or comparable benefits to a level below the annual base salary or benefits he received when joining Equistar; (iv) fails to continue any bonus plan, program or arrangement in which Mr. Allspach participates or changes Mr. Allspach's status under any bonus plan, program or arrangement; or (v) fails to comply with any material provision of Mr. Allspach's severance agreement.

  In the event Mr. Allspach is entitled to receive benefits under his severance agreement, Equistar agrees to provide all of the following rights and benefits:
(i) a lump-sum payment in cash equal to three times his annual earnings plus any unreimbursed business expenses and any base salary, bonus, vacation pay or other deferred compensation accrued or earned under law or according to Equistar's policies; (ii) additional pension benefits by crediting Mr. Allspach with three additional years of age and service; (iii) an amount equal to three years of the maximum employer contribution to a qualified or nonqualified 401(k) plan assuming the executive deferred the maximum amount and continued to earn his then current salary; (iv) continuation of insurance and other benefits for 36 months following termination; (v) financial counseling for a period of one year;
(vi) out-placement services and assistance, not to exceed $40,000; and (vii) any other amounts or benefits due under then-applicable employee benefit incentive or equity plans of Equistar applicable to him.

  Mr. Allspach would also receive an additional payment equal to the amount of excise tax imposed under the Internal Revenue Code of 1986, as amended, plus any federal, state or local taxes incurred as a result of the payment. As a result, he would be in the same position after payment of the excise tax as he would have been if he were not subject to the excise tax at all.

COMPENSATION OF PARTNERSHIP GOVERNANCE COMMITTEE MEMBERS

  Members of the Committee do not receive any compensation from Equistar for their service.

COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  During 1999, Equistar did not have a compensation committee or any other committee (other than the partnership governance committee) that performs equivalent functions. During the year ended December 31, 1999, no officer or employee of Equistar (with the exception of Messrs. Smith and Allspach) participated in deliberations of the Committee concerning executive officer compensation.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Equistar is a limited partnership wholly owned by Lyondell Petrochemical L.P. Inc. ("Lyondell LP"), Millennium Petrochemicals LP LLC ("Millennium LP"), Occidental Petrochem Partner 1, Inc. ("Occidental LP1") and Occidental Petrochem Partner 2, Inc. ("Occidental LP2"), as the limited partners, and Lyondell Petrochemical G.P. Inc. ("Lyondell GP"), Millennium Petrochemicals GP LLC ("Millennium GP") and Occidental Petrochem Partner GP, Inc. ("Occidental GP"), as the general partners. The following information is given with respect to the partners' interests in Equistar as of March 1, 2000.


                                                                                 PERCENTAGE
            NAME AND ADDRESS OF                         NATURE OF               PARTNERSHIP
             BENEFICIAL OWNER                      BENFICIAL OWNERSHIP            INTEREST
            -----------------                      -------------------          -----------
      Lyondell LP                                    Limited Partner               40.180%
        300 Delaware Ave.
        Wilmington, DE 19801
      Millennium LP                                  Limited Partner               28.910%
        230 Half Mile Road
        Red Banks, NJ 00770
      Occidental LP1                                 Limited Partner                6.623%
        10889 Wilshire Blvd.
        Los Angeles, CA 90004
      Occidental LP2                                 Limited Partner               22.876%
        10889 Wilshire Blvd.
        Los Angeles, CA 90004
      Lyondell GP                                    General Partner                0.820%
        1221 McKinney Street
        Houston, TX 77010
      Millennium GP                                  General Partner                0.590%
        230 Half Mile Road
        Red Banks, NJ 00770
      Occidental GP                                  General Partner                0.001%
        10889 Wilshire Blvd.
        Los Angeles, CA 90004

  Lyondell owns 100% of the outstanding capital stock of each of Lyondell LP and Lyondell GP. Lyondell has pledged its interests in each Equistar partner owned by Lyondell under its bank credit facility. Millennium indirectly owns 100% of the outstanding capital stock of each of Millennium LP and Millennium GP. Occidental indirectly owns 100% of the outstanding capital stock of each of Occidental LP1, Occidental LP2 and Occidental GP.

LYONDELL

  Lyondell is a global chemical company with revenues of $3.7 billion for the year ended December 31, 1999. Lyondell had $9.5 billion of assets at December 31, 1999. Lyondell has a market presence in the areas of

 . Intermediate Chemicals and Derivatives. Lyondell acquired its intermediate chemicals and derivatives business through the acquisition of ARCO Chemical Company in July 1998.

 .  Petrochemicals and Polymers. Lyondell owns 41% of Equistar.

 .  Refining. Lyondell owns 58.75% of LYONDELL-CITGO Refining LP. LYONDELL-CITGO
   Refining processes large volumes of extra-heavy crude oil into premium petroleum products such as reformulated gasoline, low-sulfur diesel, jet fuel, aromatics and lubricants. LYONDELL-CITGO Refining was formed in 1993 as a joint venture with CITGO Petroleum Corporation, an indirect wholly owned subsidiary of Petroleos de Venezuela, S.A.

 .  Methanol. Lyondell owns 75% of Lyondell Methanol Company, L.P. Lyondell
   Methanol was formed in December 1996 by Lyondell and MCN Investment Corporation, a producer of natural gas, which is the primary raw material of methanol.

MILLENNIUM

  Millennium is an international chemical company, with market positions in a broad range of commodity, industrial, performance and specialty chemicals. Millennium's products include titanium dioxide, acetic acid and vinyl acetate monomer and terpene fragrance chemicals. Millennium had revenues of approximately $1.5 billion for the year ended December 31, 1999, and approximately $3.3 billion of assets at December 31, 1999. Millennium owns 29.5% of Equistar.

OCCIDENTAL

     Occidental explores for, develops, produces and markets crude oil and natural gas and manufactures and markets a variety of basic chemicals, including chlorine, caustic soda, and ethylene dichloride, as well as specialty chemicals and vinyls, including polyvinyl chloride resins and vinyl chloride monomer. Occidental conducts its principal operations through its oil and gas and chemical subsidiaries. Occidental also has an interest in petrochemicals through its 29.5% ownership interest in Equistar. Occidental had net sales of approximately $7.6 billion for the year ended December 31, 1999, and approximately $14.1 billion of assets at December 31, 1999.

EFFECT OF ANY POTENTIAL CHANGE IN OWNERSHIP

  Any one or more of Lyondell, Millennium or Occidental may transfer control of their interests in Equistar or engage in mergers or other business combination transactions that could result in a change in control of any one of them. Because of the unanimous approval requirements in Equistar's partnership governance structure, any transfer of an interest in Equistar or change of control of a partner would affect the governance of Equistar. We cannot predict how any such change would affect the operations or business of Equistar. A direct or indirect transfer of an interest in Equistar generally may only occur if the other owners are first offered the opportunity to purchase the interest and the transferee has an "investment grade" debt rating. However, if interests in Equistar are transferred in a merger or sale of a majority of the other assets of Lyondell, Millennium or specified subsidiaries of Occidental, the other owners do not have a right of first option and the investment grade requirement is not applicable.

  Equistar's $1.25 billion revolving credit facility provides that an event of default occurs if Lyondell, Millennium and Occidental, collectively, cease to own at least a majority interest in Equistar. An event of default under Equistar's $1.25 billion revolving credit facility would permit the lenders to declare amounts outstanding under the credit facility immediately due and payable and to terminate commitments of the lenders to make revolving loans and acquire participations in letters of credit or swingline loans. If the lenders accelerated their loans, no assurance can be given that Equistar's assets would be sufficient to fund a repayment of the indebtedness under the $1.25 billion revolving credit facility.

  Millennium has publicly announced its intention to sell its interest in Equistar and is actively seeking qualified buyers. There can be no assurance that any such sale will be consummated, but Equistar does not expect any such sale to affect its operations or results. Millennium America, an indirect wholly owned subsidiary of Millennium, provides a limited guarantee under Equistar's $1.25 billion revolving credit facility, which is described under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." If Millennium were to transfer its interest in Equistar, Millennium America would be able to terminate its guarantee if Equistar has an investment grade credit rating or the fair market value of Equistar's assets is at least 140% of the gross amount of its liabilities. Millennium's successor would not be required to assume the limited guarantee.

                                    PART III

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     All of the related transactions described below were obtained on terms substantially no more favorable than those that would have been agreed upon by third parties on an arm's length basis.

ASSET CONTRIBUTIONS BY LYONDELL AND AFFILIATES OF MILLENNIUM AND OCCIDENTAL

     Both Lyondell and Millennium Petrochemicals entered into separate asset contribution agreements on December 1, 1997, providing for the contribution of the Lyondell and Millennium contributed businesses. Wholly owned subsidiaries of Occidental (the "Occidental Subsidiaries") entered into an asset contribution agreement with Equistar on May 15, 1998, with respect to the transfer of the Occidental contributed business, a portion of which transfer was accomplished through a merger of an Occidental Subsidiary with and into Equistar. Among other things, the asset contribution agreements required representations and warranties by the contributor regarding the transferred assets and indemnification of Equistar by the contributor. These agreements also provide for the assumption by Equistar of, among other things:

     (i) third-party claims that are related to preclosing contingent liabilities that are asserted before December 1, 2004, as to Lyondell and Millennium Petrochemicals or before May 15, 2005, as to the Occidental Subsidiaries, to the extent the aggregate amount does not exceed, in the case of each of Lyondell, Millennium and the Occidental Subsidiaries, $7 million;

     (ii) third-party claims related to preclosing contingent liabilities that are asserted for the first time after December 1, 2004, as to Lyondell and Millennium Petrochemicals or after May 15, 2005, as to the Occidental Subsidiaries;

     (iii) obligations for $745 million of Lyondell indebtedness, of which $563 million remains outstanding;

     (iv) a $750 million intercompany obligation of Millennium Petrochemicals to an indirect subsidiary of Millennium, which was since repaid;

     (v) the lease intended for security relating to the Corpus Christi facility contributed by Occidental, which was since repaid;

     (vi) liabilities for products sold after December 1, 1997, as to Lyondell and Millennium Petrochemicals or after May 15, 1998, as to the Occidental Subsidiaries, regardless of when manufactured;

     (vii) in the case of each of the Lyondell and Millennium Petrochemicals asset contribution agreements, unfunded health care and life insurance post-retirement benefits related to the applicable contributed business or to former Lyondell employees;

     (viii) in the case of the Millennium Petrochemicals asset contribution agreement, future maintenance and maintenance turnaround costs related to the Millennium contributed business;

     (ix) in the case of each of the Millennium Petrochemicals and Occidental asset contribution agreements, obligations under railcar leases under which Equistar is the lessee.

     Lyondell, Millennium Petrochemicals and the Occidental Subsidiaries entered into Master Intellectual Property Agreements and other related agreements with respect to intellectual property with Equistar. These agreements provide for all of the following:

     (i) the transfer of intellectual property of Lyondell, Millennium Petrochemicals and the Occidental Subsidiaries related to the businesses each contributed to Equistar;

     (ii) rights and licenses to Equistar with respect to intellectual property retained by Lyondell, Millennium Petrochemicals or the Occidental Subsidiaries that was not solely related to the business of Equistar but is useful in that business;

     (iii) rights and licenses from Equistar to Lyondell, Millennium Petrochemicals and the Occidental Subsidiaries with respect to intellectual property transferred to Equistar that Lyondell, Millennium Petrochemicals and the Occidental Subsidiaries may use in connection with their other businesses.

     Lyondell, Millennium Petrochemicals and the Occidental Subsidiaries each entered into various other conveyance documents with Equistar to effect their asset contributions as provided for in their respective contribution agreements.

TRANSACTIONS WITH LMC

     Equistar provides operating and other services for LMC under the terms of existing agreements that were assumed by Equistar from Lyondell, including the lease to LMC by Equistar of the real property on which its methanol plant is located. Under the terms of those agreements, LMC pays Equistar a management fee of $6 million per year and will reimburse certain expenses of Equistar at cost. Equistar sells natural gas to LMC at prices generally representative of Equistar's cost. Equistar sales of natural gas to LMC were $46 million in 1999. LMC sells all of its product to Equistar, which amounted to $95 million in 1999. All of the foregoing agreements with LMC are expected to continue on terms similar to those described above.

TRANSACTIONS WITH LCR

     In connection with the formation of Equistar, Lyondell's rights and obligations under the terms of its product sales and raw material purchase agreements with LCR were assigned to Equistar. Accordingly, refinery products, including propane, butane, naphthas, heating oils and gas oils, are sold by LCR to Equistar as raw materials, and some olefins by-products are sold by Equistar to LCR for processing into gasoline. Net payments from LCR to Equistar in connection with these product sales and raw material purchase agreements were $60 million for 1999.

     Equistar and LCR are also parties to (i) tolling arrangements under which some of LCR's coproducts are transmitted to Equistar and processed by Equistar, with the resulting product being returned to LCR, (ii) terminaling and storage obligations, and (iii) agreements for Equistar to perform some marketing services for LCR. Aggregate payments under these various services agreements of $13 million were made by Equistar to LCR with respect to 1999.

     All of the agreements between LCR and Equistar are on terms generally representative of prevailing market prices.

SERVICES AND SHARED-SITE AGREEMENTS WITH LYONDELL AND AFFILIATES OF MILLENNIUM AND OCCIDENTAL

     Lyondell provides certain corporate, general and administrative services, including tax, treasury, risk management and other services, and subleases office space to Equistar pursuant to a shared services agreement. During 1999, Lyondell charged Equistar $9 million for these services. As part of the shared services agreement, Equistar provided certain general and administrative services to Lyondell, such as health, safety and environmental services, materials management services, human resource services, information services and legal services, for which it charged Lyondell $8 million in 1999. In connection with a November 1999 agreement with Lyondell to increase the scope of shared administrative services, approximately 460 persons who had been employed by Equistar in the areas of information technology, human resources, materials management and raw material supply, customer supply chain, accounting, facility services, and legal became employees of Lyondell effective January 1, 2000.

     Equistar and Millennium Petrochemicals have entered into a variety of operating, manufacturing and technical service agreements related to the business of Equistar and the vinyl acetate monomer, acetic acid, synthesis gas and methanol businesses retained by Millennium Petrochemicals. These agreements include the provision by Equistar to Millennium Petrochemicals of materials management, utilities, fuelstreams, office space, health, safety and environmental services and computer services. These agreements also include the provision by Millennium Petrochemicals to Equistar of operational services, including waste water treatment, fuelstreams and barge dock access and services. As a consequence of services being provided by Equistar to Millennium Petrochemicals and by Millennium Petrochemicals to Equistar, net payments were made by Millennium Petrochemicals to Equistar of $3 million with respect to 1999. In the case of product sales, prices are generally market-related. In the case of services, prices are usually based on an allocation of costs according to anticipated relative usage. Equistar also purchases relatively small amounts of vinyl acetate monomer from Millennium Petrochemicals. During the year ended December 31, 1999, Equistar purchased $12 million of vinyl acetate monomer from Millennium Petrochemicals. Millennium Petrochemicals purchases relatively small amounts of hydrogen and natural gas from Equistar. Except for modifications resulting from Millennium Petrochemicals' recent sale of its synthesis gas and methanol businesses, these service and product sales agreements are expected to continue on terms similar to those described above.

     On June 1, 1998, Occidental Chemical and Equistar entered into a transition services agreement. Under the terms of the transition services agreement, Occidental Chemical agreed to provide to Equistar services in connection with the transferred businesses, including services related to accounting, payroll, office administration, marketing, transportation, purchasing and procurement, management, human resources, customer service and technical services. In consideration for the services provided by Occidental Chemical under the agreement, depending on the service, Equistar is required to either (i) pay Occidental Chemical a fixed fee for their services according to the terms of the transition services agreement or (ii) reimburse Occidental Chemical for all reasonable, direct, out-of-pocket costs that are incurred by Occidental Chemical in connection with providing their services. During 1999, Equistar incurred charges of $2 million in connection with services provided under the agreement. The transition services agreement expired by its terms on June 1, 1999, and Equistar (or Lyondell), through the Shared Services Agreement is now providing these services directly.

     Equistar and Occidental Chemical have entered into a toll processing agreement, dated as of May 15, 1998, whereby Equistar has retained the services of Occidental Chemical's facilities in Ashtabula, Ohio, for the processing of Glycol Ether TM into Glycol Ether TM Borate Ester material for brake or clutch fluid. Under the terms of the agreement, Equistar procures from Occidental Chemical its total requirements of Glycol Ether TM Borate Ester, up to a maximum of 1 million pounds, in any calendar quarter. The agreement requires Occidental Chemical to process Glycol Ether TM into Glycol Ether TM Borate Ester exclusively for Equistar. The fee for the processing is $0.35 per pound of Glycol Ether TM Borate Ester, although the fee may be adjusted based on a price index. During 1999, Equistar paid Occidental Chemical $431 thousand under the agreement. The initial term of the agreement ends on December 31, 2001, but will continue from year to year unless terminated by either party upon 12 months' written notice.

OCCIDENTAL ETHYLENE SALES AGREEMENT

     Equistar and Occidental Chemical entered into an ethylene sales agreement, dated May 15, 1998. Under the terms of this agreement, Occidental Chemical has agreed to purchase an annual minimum amount of ethylene from Equistar equal to 100% of the ethylene raw material requirements of Occidental Chemical's U.S. plants. The ethylene raw material is exclusively for internal use in production at these plants less any quantities up to 250 million pounds tolled according to the provisions of the agreement. Internal use in production is estimated to be 2 billion pounds per year at the time of signing the agreement. Equistar's maximum supply obligation in any calendar year under the ethylene sales agreement is
2.55 billion pounds. Upon three years' notice from either party to the other, the ethylene sales agreement may be "phased down" over a period not less than five years. No phase down may commence before January 1, 2009. The ethylene sales agreement provides for sales of ethylene at market-related prices. During 1999, Equistar received aggregate payments from Occidental Chemical of $435 million under the ethylene sales agreement.

OTHER PRODUCT SALES TO RELATED PARTIES

     Ethylene Sales Agreement with Millennium Petrochemicals. Equistar sells ethylene to Millennium Petrochemicals at market-related prices under an agreement entered into in connection with the formation of Equistar. Under this agreement with Millennium Petrochemicals, Millennium Petrochemicals is required to purchase 100% of its ethylene requirements for its La Porte, Texas facility, estimated at 300 million pounds per year, up to a maximum of 330 million pounds per year. Millennium Petrochemicals has the option to increase the amount purchased up to 400 million pounds per year beginning January 1, 2001. The initial term of the contract expires December 1, 2000. The contract automatically renews annually. Either party may terminate on one year's notice. If Millennium Petrochemicals elects to increase its purchases under the contract, however, a party must provide two years' notice of termination. The pricing terms under this agreement between Equistar and Millennium Petrochemicals are similar to the ethylene sales agreement between Equistar and Occidental Chemical. Millennium Petrochemicals paid $54 million to Equistar for ethylene during 1999.

PRODUCT SALES AGREEMENTS WITH LYONDELL

     Lyondell has purchased benzene, ethylene, propylene and other products at market-based prices from Equistar since Lyondell's acquisition of ARCO Chemical Company in July 1998. Lyondell and Equistar contemplate entering into agreements concerning sales by Equistar to Lyondell of ethylene, propylene, benzene, and methanol. In the case of ethylene, propylene, benzene and ethylene oxide, the contracts are expected to be requirements contracts, less amounts Lyondell is required to purchase under outstanding agreements, at market-related prices. A wholly owned subsidiary of Lyondell licenses MTBE technology to Equistar. Lyondell also purchases a significant portion of the MTBE produced by Equistar at one of its two Channelview units at market-related prices. Product sales to Lyondell in 1999 were $242 million.

PRODUCT TRANSACTIONS WITH OXY VINYLS, LP

Occidental Chemical owns 76% of Oxy Vinyls, LP ("Oxy Vinyls"), a joint venture company formed with an unrelated party effective May 1, 1999. Equistar made ethylene sales to Oxy Vinyls totaling $93 million for the period from May 1, 1999 to December 31, 1999, which were based upon market prices.


AGREEMENT REGARDING SERVICES OF EQUISTAR'S CHIEF EXECUTIVE OFFICER

     Dan F. Smith serves as the Chief Executive Officer of both Lyondell and Equistar and is a director of Lyondell. Mr. Smith receives no compensation from Equistar. Under an agreement between Equistar and Lyondell, Equistar paid $1 million as compensation to Lyondell for the services rendered by Mr. Smith as part of the shared services provided by Lyondell during 1999. See "Item 12. Executive Compensation."

INDEMNITY AGREEMENT WITH OCCIDENTAL CHEMICAL

     Equistar and Occidental Chemical have entered into an indemnity agreement pursuant to which Occidental Chemical agrees to contribute to Equistar an amount equal to up to the lesser of approximately $420 million or the principal amount of the notes due 2009 then outstanding, together with interest. Occidental Chemical is only required to pay this amount to Equistar if the holders of the notes due 2009 have not been able to obtain payment after the holders of the notes due 2009 have pursued and exhausted all their remedies to compel payment by Equistar and Equistar Funding, including the liquidation of assets. The indemnity expressly does not create any right in the holders of the notes due 2009 or any person other than Occidental Chemical, Equistar and the partners in Equistar. The indemnity may be terminated without the consent of the holders of the notes due 2009.

     The indemnity will remain in effect indefinitely, but at any time after June 14, 2005, Occidental Chemical may elect to terminate the indemnity if all of the following conditions exist:

  (i) Equistar's ratio of total indebtedness to total capitalization is, as of the most recently completed fiscal quarter, lower than the same ratio for the 12-month period ending December 31, 1998;

  (ii) Equistar's ratio of earnings before interest, taxes, depreciation and amortization to net interest for the most recent 12-month period is at least 105% of the same ratio for the 12-month period ending December 31, 1998;

  (iii) Equistar is not then in default in the payment of principal of, or interest on, any indebtedness for borrowed money in excess of $15 million;

  (iv) Equistar is not then in default in respect of any covenants, other than those relating to payment of principal and/or interest, relating to any indebtedness for borrowed money if the effect of a default shall be to accelerate, or to permit the holder or obligee of such indebtedness, or any trustee on behalf of a holder or obligee, to accelerate, with or without the giving of notice or lapse of time or both, the indebtedness in an aggregate amount in excess of $50 million.

     In addition, if Occidental GP, Occidental LP1 and Occidental LP2 sell all of their respective interests in Equistar to an unaffiliated third party at any time, or if Occidental Chemical Holding Corporation sells all of its interests in Occidental GP, Occidental LP1 and Occidental LP2, Occidental Chemical may elect to terminate its indemnity, if, at the time of the sale or termination, Equistar has an investment grade credit rating or the fair market value of Equistar's assets is at least 140% of the gross amount of its liabilities.

     If Occidental sells its interest in Equistar, Occidental may terminate the indemnity if Equistar has an investment grade credit rating or the fair market value of Equistar's assets is at least 140% of the gross amount of its liabilities.

     Occidental Chemical may assign its rights or obligations under the indemnity to Occidental at any time without the consent of Equistar. Following such an assignment, Occidental Chemical may terminate the indemnity at any time if Equistar ceases to be an affiliate of Occidental.

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:

EXHIBITS


 EXHIBIT NO.    DESCRIPTION
  3.1           Certificate of Limited Partnership of Equistar Chemicals, LP dated as of October 17, 1997 (1)
  3.2           Certificates of Amendment to the Certificate of Limited Partnership of Equistar Chemicals, LP
                dated as of May 15, 1998 (1)
  3.3(a)        First Amendment to Amended and Restated Limited Partnership Agreement of Equistar Chemicals, LP
                dated as of June 30, 1998 (1)
  3.3(b)        Second Amendment to Amended and Restated Limited Partnership Agreement of Equistar Chemicals, LP
                dated as of February 16, 1999 (1)
  4.1           Exchange and Registration Rights Agreement among Equistar Chemicals, LP, Equistar Funding
                Corporation, Chase Securities Inc., for themselves and the other Initial Purchasers (except
                NationsBanc Montgomery Securities LLC), and NationsBanc Montgomery Securities LLC, for
                themselves and the other Initial Purchasers (except Chase Securities Inc.), dated as of February
                9, 1999  (1)
  4.2           Indenture among Equistar Chemicals, LP, Equistar Funding Corporation and The Bank of New York,
                as Trustee, dated as of January 15, 1999 (1)
  4.2(a)        Form of Second Supplemental Indenture among Equistar Chemicals, LP, Equistar Funding Corporation and The Bank of New York, as Trustee  (1)
  4.2(b)        Form of Note (attached as Exhibit A to the Form of Second Supplemental Indenture among Equistar
                Chemicals, LP, Equistar Funding Corporation and The Bank of New York, as Trustee, filed herewith as Exhibit 4.2(a))  (1)
  4.3           $1.25 billion Revolving Credit Agreement among Equistar Chemicals, LP, as Borrower, Millennium
                America Inc., as Guarantor, and the Lenders party thereto dated November 25, 1997  (1)
  4.3(a)        Amended and Restated Credit Agreement dated as of November 25, 1997, as amended and restated
                February 5, 1999, among Equistar Chemicals, LP, as Borrower, Millennium America Inc., as
                Guarantor, and the Lenders party thereto  (1)
  4.4           Indenture between Lyondell Petrochemical Company and Texas Commerce Bank National Association,
                as Trustee, dated as of May 31, 1989  (1)
  4.4(a)        First Supplemental Indenture dated as of May 31, 1989, between Lyondell Petrochemical Company and Texas Commerce Bank National Association, Trustee, to the Indenture dated as of May 31, 1989
                (1)
  4.4(b)        Second Supplemental Indenture dated as of December 1, 1997, among Lyondell Petrochemical
                Company, Equistar Chemicals, LP and Texas Commerce Bank National Association, Trustee, to the
                Indenture dated as of May 31, 1989  (1)
  4.5           Indenture between Lyondell Petrochemical Company and Continental Bank, National Association, as
                Trustee, dated as of March 10, 1992  (1)
  4.5(a)        First Supplemental Indenture dated as of March 10, 1992, between Lyondell Petrochemical Company and Continental Bank, National Association, as Trustee, to the Indenture dated as of March 10,
                1992  (1)
  4.5(b)        Second Supplemental Indenture dated as of December 1, 1997, among Lyondell Petrochemical
                Company, Equistar Chemicals, LP and First Trust National Association, Trustee, to the Indenture
                dated as of March 10, 1992  (1)
  4.6           Indenture between Lyondell Petrochemical Company and Texas Commerce Bank National Association,
                as Trustee, dated as of January 29, 1996  (1)


  4.6(a)    First Supplemental Indenture dated as of February 15, 1996, between Lyondell Petrochemical
            Company and Texas Commerce Bank National Association, Trustee, to the Indenture dated as of
            January 29, 1996   (1)
  4.6(b)    Second Supplemental Indenture dated as of December 1, 1997, among Lyondell Petrochemical
            Company, Equistar Chemicals, LP and Texas Commerce Bank National Association, Trustee, to the
            Indenture dated as of January 29, 1996  (1)


Equistar is a party to several debt instruments under which the total amount of securities authorized does not exceed 10% of the total assets of Equistar and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of
Item 601(b) of Registration S-K, Equistar agrees to furnish a copy of such instruments to the Commission upon request.

EXECUTIVE COMPENSATION:

 10.1       Form of Severance Agreement between Lyondell Petrochemical Company and Former Lyondell
            Executives  (1)
 10.2       Form of Severance Agreement between Millennium Petrochemicals Inc. and Former Millennium
            Executives accepted and agreed by Equistar Chemicals LP  (1)
 10.3       Equistar Chemicals, LP Bonus Plan (included in the Summary Description of Equistar Chemicals, LP
            Long-Term Incentive Plan filed herewith as Exhibit 10.5)
 10.4       Summary Description of Equistar Chemicals, LP Supplemental Executive Retirement Plan  (1)
 10.5       Summary Description of Equistar Chemicals, LP Long-Term Incentive Plan  (1)
 10.6       Summary Description of Equistar Chemicals, LP Executive Supplementary Savings Plan   (1)
 10.7       Summary Description of Equistar Chemicals, LP Executive Medical Plan   (1)
 10.8       Summary Description of Equistar Chemicals, LP Salary Deferral Plan   (1)
 10.9       Summary Description of Equistar Chemicals, LP Executive Disability Plan   (1)
 10.10      Summary Description of Equistar Chemicals, LP Executive Life Insurance Plan   (1)

OTHER MATERIAL CONTRACTS:

 10.11      Asset Contribution Agreement among Lyondell Chemical Company, Lyondell Petrochemical LP and
            Equistar Chemicals, LP dated as of December 1, 1997  (1)
 10.11(a)   First Amendment dated as of May 15, 1998, to the Asset Contribution Agreement among Lyondell
            Chemicals Company, Lyondell Petrochemicals LP and Equistar Chemicals, LP dated as of December 1,
            1997 (1)
 10.12      Asset Contribution Agreement among Millennium Petrochemicals Inc., Millennium LP and Equistar
            Chemicals, LP dated as of December 1, 1997  (1)
 10.12(a)   First Amendment dated as of May 15, 1998, to the Asset Contribution Agreement among Millennium
            Petrochemicals Inc., Millennium LP and Equistar Chemicals, LP dated as of December 1, 1997  (1)
 10.13      Master Transaction Agreement among Equistar Chemicals, LP, Occidental Petroleum Corporation,
            Lyondell Chemical Company and Millennium Chemicals Inc. dated as of May 15, 1998  (1)
 10.14      Agreement and Plan of Merger and Asset Contribution among Occidental Petrochem Partner 1, Inc.,
            Occidental Petrochem Partner 2, Inc., Oxy Petrochemicals Inc., PDG Chemical Inc. and Equistar
            Chemicals, LP dated as of May 15, 1998  (1)
 10.15      Amended and Restated Parent Agreement among Occidental Chemical Corporation, Oxy CH Corporation,
            Occidental Petroleum Corporation, Lyondell Petrochemical Company, Millennium Chemicals Inc. and
            Equistar Chemicals, LP dated as of May 15, 1998  (1)
 10.15(a)   First Amendment dated as of June 30, 1998, to the Amended and Restated Parent Agreement among
            Occidental Chemical Corporation, Oxy CH Corporation, Occidental Petroleum Corporation, Lyondell
            Petrochemical Company, Millennium Chemicals Inc. and Equistar Chemicals, LP dated as of May 15,
            1998  (1)
 10.15(b)   Assignment and Assumption Agreement with respect to the Amended and Restated Parent Agreement executed as of June 19, 1998  (1)
 10.16      Ethylene Sales Agreement between Equistar Chemicals, LP and Occidental Chemical Corporation
            dated as of May 15, 1998  (1)
 12         Statement Concerning Computation of Ratios
 21         Subsidiaries of Equistar Chemicals, LP  (1)


 24.1       Power of Attorney for Millennium Petrochemicals Inc.
 24.2       Power of Attorney for Occidental Petrochem Partner GP, Inc.
 24.3       Power of Attorney for Equistar Chemicals, LP Partnership Governance Committee
 27         Financial Data Schedule

(1) Filed as an exhibit to Registrant's Registration Statement on Form S-4 (No. 333-76473) and incorporated herein by reference.

(b)  Consolidated Financial Statements and Financial Statement Schedules

    (1)  Consolidated Financial Statements

         Report of Independent Accountants
         Consolidated Statements of Income.
         Consolidated Balance Sheets.
         Consolidated Statements of Cash Flows.
         Consolidated Statements of Partners' Capital
         Notes to Consolidated Financial Statements

    (2)  Financial Statement Schedules

         Financial statement schedules are omitted because they are not applicable or the required information is contained in the Financial Statements or notes thereto.

Copies of exhibits will be furnished upon prepayment of 25 cents per page. Requests should be addressed to the Secretary.

(c)  Reports on Form 8-K

  NONE

                                   SIGNATURES

  Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              EQUISTAR CHEMICALS, LP, by its General Partner


                              LYONDELL PETROCHEMICAL G.P. INC.

                              By: /s/ JEFFREY R. PENDERGRAFT
                                 ------------------------------
                              Name:  Jeffrey R. Pendergraft
                                   ----------------------------
                              Title:  Executive Vice President
                                    ---------------------------


  Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.


NAME                                                 TITLE                          DATE
----                                                 -----                          ----


  /s/  DAN F. SMITH                   President and Chief Executive Officer
------------------------------                     and Director                   March 29, 2000
Dan F. Smith


  /s/ JEFFREY R. PENDERGRAFT
------------------------------        Executive Vice President and Director       March 29, 2000
Jeffrey R. Pendergraft


  /s/ T. KEVIN DeNICOLA
------------------------------        Executive Vice President and Director       March 29, 2000
T. Kevin DeNicola


                                   SIGNATURES


  Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              EQUISTAR CHEMICALS, LP, by its General Partner

                              MILLENNIUM PETROCHEMICALS GP LLC
                              By:  Millennium Petrochemicals Inc.

                                 By: /s/ C. WILLIAM CARMEAN
                                    -----------------------------
                                 Name:   C. William Carmean
                                      ---------------------------
                                 Title:  Vice President--Legal
                                       --------------------------

  Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.

NAME                                               TITLE                                    DATE
----                                               -----                                    ----

              *                                  Director                                  March 29, 2000
------------------------------
      William M. Landuyt

              *                                  Director                                  March 29, 2000
 -----------------------------
    George H. Hempstead, III

              *                                  Director, President and Chief Executive   March 29, 2000
------------------------------                   Officer
      Peter P. Hanik

             *                                   Vice President, Principal Accounting      March 29, 2000
------------------------------                   Officer and Principal Financial Officer
      Charles F. Daly



*By: /s/ C. WILLIAM CARMEAN
    ----------------------------------------
   (C. William Carmean, as Attorney-in-fact)

                                   SIGNATURES

  Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  EQUISTAR CHEMICALS, LP, by its General Partner

                                  OCCIDENTAL PETROCHEM PARTNER GP, INC.

                                  By:   /s/ J.R. HAVERT
                                     ----------------------------
                                  Name:   J.R. Havert
                                       --------------------------
                                  Title:   Assistant Treasurer

  Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.

NAME                                   TITLE                                          DATE

          *                            Executive Vice President, Chief Financial      March 29, 2000
--------------------------------       Officer and Director (Principal Accounting
  Richard A. Lorraine                  (Officer)

           *                           President and Director                          March 29, 2000
---------------------------------
  J. Roger Hirl

           *                           Secretary, Senior Vice President and Director   March 29, 2000
---------------------------------
  Keith McDole



*By: /s/ SCOTT A. KING
    -------------------------------------
    (Scott A. King, as Attorney-in-fact)

                                   SIGNATURES

  Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAME                                                             TITLE                               DATE
----                                                             -----                               ----

/s/ DAN F. SMITH
-------------------------------------
Dan F. Smith                                      Chief Executive Officer, Equistar Chemicals,   March 29, 2000
(Chief Executive Officer)                         LP, Co-Chairman, Partnership Governance
                                                  Committee

/s/ KELVIN R. COLLARD
-------------------------------------
Kelvin R. Collard                                 Vice President and Controller, Equistar        March 29, 2000
(Principal Financial and Accounting Officer)      Chemicals, LP

/s/ JEFFREY R. PENDERGRAFT
-------------------------------------
Jeffrey R. Pendergraft                            Member, Partnership Governance Committee       March 29, 2000

/s/ T. KEVIN DeNICOLA
-------------------------------------
T. Kevin DeNicola                                 Member, Partnership Governance Committee       March 29, 2000

          *
-------------------------------------
William M. Landuyt                                Co-Chairman, Partnership Governance            March 29, 2000
                                                  Committee
          *
-------------------------------------
John E. Lushefski                                 Member, Partnership Governance Committee       March 29, 2000

          *
-------------------------------------
George Robbins                                   Member, Partnership Governance Committee        March 29, 2000

          *
-------------------------------------
Dr. Ray R. Irani                                 Co-Chairman, Partnership Governance             March 29, 2000
                                                 Committee
          *
-------------------------------------
Stephen I. Chazen                                Member, Partnership Governance Committee        March 29, 2000

          *
-------------------------------------
J. Roger Hirl                                    Member, Partnership Governance Committee        March 29, 2000


*By:   /s/ KELVIN R. COLLARD
    -------------------------------------
    (Kelvin R. Collard, as Attorney-in-fact)
