Form 10-Q
period 2000-03-31
EQUISTAR CHEMICALS LP
filed 2000-05-15
CIK 1081158

--------------------------------------------------------------------------------
                                 UNITED STATES
                                 -------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ______________

                                   FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

                                      OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

   For the transition period from . . . . . . . . . . to . . . . . . . . . .

                       Commission file number 333-76473

                               ______________


                            EQUISTAR CHEMICALS, LP
             (Exact name of registrant as specified in its charter)

                               ______________

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

                               ______________


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   NO

--------------------------------------------------------------------------------

                         PART I.  FINANCIAL INFORMATION

                             EQUISTAR CHEMICALS, LP

             ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                       CONSOLIDATED STATEMENTS OF INCOME


                                                                                   For the Three Months Ended
                                                                                            March 31,
                                                                       -----------------------------------------------
Millions of dollars                                                             2000                       1999
-------------------                                                    --------------------         ------------------
SALES AND OTHER OPERATING REVENUES:
     Unrelated parties                                                               $1,388                     $  931
     Related parties                                                                    419                        173
                                                                                 ----------                 ----------
                                                                                      1,807                      1,104
                                                                                 ----------                 ----------
OPERATING COSTS AND EXPENSES:
     Cost of sales:
          Unrelated parties                                                           1,283                        832
          Related parties                                                               364                        147
     Selling, general and administrative expenses                                        44                         61
     Research and development expense                                                     9                         10
     Amortization of goodwill and other intangibles                                       8                          8
                                                                                 ----------                 ----------
                                                                                      1,708                      1,058
                                                                                 ----------                 ----------
     Operating income                                                                    99                         46

Interest expense                                                                        (46)                       (43)
Interest income                                                                           1                          4
Other income, net                                                                         2                         --
                                                                                 ----------                 ----------
NET INCOME AND COMPREHENSIVE INCOME                                                  $   56                     $    7
                                                                                 ==========                 ==========



                See Notes to Consolidated Financial Statements.

                            EQUISTAR CHEMICALS, LP

                          CONSOLIDATED BALANCE SHEETS


                                                                                    March 31,               DECEMBER 31,
Millions of dollars                                                                   2000                      1999
-------------------                                                               -----------               ------------
ASSETS
Current assets:
     Cash and cash equivalents                                                         $   40                    $  108
     Accounts receivable:
          Trade, net                                                                      588                       491
          Related parties                                                                 208                       209
     Inventories                                                                          522                       520
     Prepaid expenses and other current assets                                             31                        32
                                                                                 ------------              ------------
          Total current assets                                                          1,389                     1,360

Property, plant and equipment, net                                                      3,889                     3,926
Investment in PD Glycol                                                                    50                        52
Goodwill, net                                                                           1,111                     1,119
Deferred charges and other assets                                                         265                       279
                                                                                 ------------              ------------
Total assets                                                                           $6,704                    $6,736
                                                                                 ============              ============




LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
     Accounts payable:
          Trade                                                                        $  486                    $  424
          Related parties                                                                  26                        35
     Current maturities of long-term debt                                                  57                        92
     Other accrued liabilities                                                            108                       233
                                                                                 ------------              ------------
          Total current liabilities                                                       677                       784

Long-term debt, less current maturities                                                 2,169                     2,169
Other liabilities and deferred credits                                                    136                       121
Commitments and contingencies
Partners' capital                                                                       3,722                     3,662
                                                                                 ------------               -----------
Total liabilities and partners' capital                                                $6,704                    $6,736
                                                                                 ============              ============


                See Notes to Consolidated Financial Statements.

                            EQUISTAR CHEMICALS, LP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                        FOR THE THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                 ----------------------------------------
Millions of dollars                                                                  2000                        1999
-------------------                                                              ------------                ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                         $  56                      $   7
     Adjustments to reconcile net income to net
       cash (used in) provided by operating activities:
          Depreciation and amortization                                                    77                         73
          Increase in accounts receivable                                                 (96)                       (23)
          Decrease in inventories                                                           4                         42
          Increase (decrease) in accounts payable                                          53                        (17)
          Decrease in other accrued liabilities                                          (123)                       (54)
          Net change in other working capital accounts                                      1                          5
          Other                                                                            20                        (12)
                                                                               --------------               ------------
               Net cash (used in) provided by operating activities                         (8)                        21
                                                                               --------------               ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Expenditures for property, plant and equipment                                       (20)                       (46)
     Contributions and advances to affiliates                                              (5)                        (8)
                                                                               --------------              -------------
               Net cash used in investing activities                                      (25)                       (54)
                                                                               --------------              -------------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Net payments under lines of credit                                                   (25)                      (552)
     Borrowing of long-term debt                                                          - -                        898
     Payment of debt issuance costs                                                       - -                         (6)
     Repayment of long-term debt                                                          (10)                       - -
     Repayment of obligations under capital leases                                        - -                       (205)
     Distributions to partners                                                            - -                        (50)
                                                                               --------------              -------------
               Net cash (used in) provided by financing activities                        (35)                        85
                                                                               --------------              -------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                          (68)                        52
Cash and cash equivalents at beginning of period                                          108                         66
                                                                               --------------              -------------
Cash and cash equivalents at end of period                                              $  40                      $ 118
                                                                               ==============              =============

                    See Notes to Consolidated Financial Statements.

                            EQUISTAR CHEMICALS, LP

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.  BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 1999 included in the Equistar Chemicals, LP ("Equistar" or "Partnership") 1999 Annual Report on Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Certain amounts from prior periods have been reclassified to conform to the current period presentation.


2.  COMPANY OPERATIONS

Equistar is a Delaware limited partnership, which commenced operations on December 1, 1997. Equistar is owned 41% by Lyondell Chemical Company ("Lyondell"), 29.5% by Millennium Chemicals Inc. ("Millennium), and 29.5% by Occidental Petroleum Corporation ("Occidental").

Equistar owns and operates the petrochemicals and polymers businesses contributed by Lyondell, Millennium and Occidental ("Contributed Businesses") which consist of 17 manufacturing facilities on the U.S. Gulf Coast and in the U.S. Midwest. The petrochemicals segment manufactures and markets olefins, oxygenated chemicals, aromatics and specialty chemicals. Olefins include ethylene, propylene and butadiene, and oxygenated chemicals include ethylene oxide, ethylene glycol, ethanol and methyl tertiary butyl ether ("MTBE"). The petrochemicals segment also includes the production and sale of aromatics, including benzene and toluene. The polymers segment manufactures and markets polyolefins, including high-density polyethylene ("HDPE"), low-density polyethylene ("LDPE"), linear low-density polyethylene ("LLDPE"), polypropylene, and performance polymers products, all of which are used in the production of a wide variety of consumer and industrial products. The performance polymers include enhanced grades of polyethylene, including wire and cable resins, and polymeric powders. The concentrates and compounds business, which was part of performance polymers, was sold effective April 30, 1999 (see Note 3).


3.  SALE OF CONCENTRATES AND COMPOUNDS BUSINESS

Effective April 30, 1999, Equistar completed the sale of its concentrates and compounds business. The transaction included two manufacturing facilities, located in Heath, Ohio and Crockett, Texas, and related inventories. Equistar recorded a net gain on the sale of approximately $42 million during the second quarter 1999.


4.  INVENTORIES

The components of inventories consisted of the following:

                                                                                 MARCH 31,              DECEMBER 31,
MILLIONS OF DOLLARS                                                                2000                    1999
-------------------                                                            ------------            -------------
Finished goods                                                                   $ 275                    $ 278
Work-in-process                                                                     18                       10
Raw materials                                                                      135                      137
Materials and supplies                                                              94                       95
                                                                              -------------            -------------
     Total inventories                                                           $ 522                    $ 520
                                                                              =============            =============

5.  PROPERTY, PLANT AND EQUIPMENT, NET

The components of property, plant and equipment, at cost, and the related accumulated depreciation consisted of the following:

                                                                                    MARCH 31,               DECEMBER 31,
MILLIONS OF DOLLARS                                                                   2000                     1999
-------------------                                                              -------------            -------------
Land                                                                                    $   78                   $   78
Manufacturing facilities and equipment                                                   5,699                    5,656
Construction in progress                                                                   111                      134
                                                                                 -------------            -------------
      Total property, plant and equipment                                                5,888                    5,868
Less accumulated depreciation                                                            1,999                    1,942
                                                                                 -------------            -------------
     Property, plant and equipment, net                                                 $3,889                   $3,926
                                                                                 =============            =============

6.   OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following:

                                                                                   MARCH 31,               DECEMBER 31,
MILLIONS OF DOLLARS                                                                  2000                     1999
-------------------                                                              -------------            -------------
Accrued property taxes                                                                   $  33                    $  68
Accrued payroll costs                                                                       31                       68
Accrued interest                                                                            24                       50
Accrued severance and other employee-related costs                                          10                       24
Other                                                                                       10                       23
                                                                                 -------------            -------------
     Other accrued liabilities                                                           $ 108                    $ 233
                                                                                 =============            =============

During the fourth quarter 1999, Equistar recorded a total charge of $96 million associated with decisions to shut down certain polymer reactors and to consolidate certain administrative functions between Lyondell and Equistar. This included severance and other employee-related costs of $24 million related to the elimination of approximately 500 employee positions. Through March 31, 2000, approximately 380 employees had been terminated and approximately $14 million of severance and other employee-related costs had been paid and charged against the accrued liability. Equistar expects that severance of the remaining employees will be completed by the end of the second quarter 2000.


7.   SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the three months ended March 31, 2000 and 1999 is as follows:

                                                                                      For the three months ended
                                                                                                March 31,
                                                                                 --------------------------------------
Millions of dollars                                                                   2000                    1999
-------------------                                                              -------------            -------------
Cash paid for interest                                                                   $  71                    $  38

Noncash investing and financing activities:
     Inventory transfer from PD Glycol                                                   $   6                    $   6
     Noncash adjustment to contributed capital                                               4                       --

8.   COMMITMENTS AND CONTINGENCIES

Equistar has various purchase commitments for materials, supplies and services incident to the ordinary conduct of business. In the aggregate, such commitments are not at prices in excess of current market.

Equistar is also subject to various lawsuits and proceedings. Subject to the uncertainty inherent in all litigation, management believes the resolution of these proceedings will not have a material adverse effect upon the financial statements or liquidity of Equistar.

Equistar has agreed to indemnify and defend Lyondell and Millennium, individually, against certain uninsured claims and liabilities which Equistar may incur relating to the operation of the Contributed Businesses prior to December 1, 1997 up to $7 million each within the first seven years of the Partnership, subject to certain terms of the Asset Contribution Agreements. Equistar has also agreed to indemnify Occidental up to $7 million on a similar basis relating to the operation of the Occidental Contributed Business prior to May 15, 1998. During the three months ended March 31, 2000 and 1999, Equistar incurred and paid $2 million and $1 million, respectively, in expenses for these uninsured claims and liabilities. Equistar has cumulatively paid $18 million for these uninsured claims and liabilities since its formation in December 1997.

Equistar's policy is to be in compliance with all applicable environmental laws. Equistar is subject to extensive environmental laws and regulations concerning emissions to the air, discharges to surface and subsurface waters and the generation, handling, storage, transportation, treatment and disposal of waste materials. Some of these laws and regulations are subject to varying and conflicting interpretations. In addition, Equistar cannot accurately predict future developments, such as increasingly strict requirements of environmental laws, inspection and enforcement policies and compliance costs therefrom which might affect the handling, manufacture, use, emission or disposal of products, other materials or hazardous and non-hazardous waste. Equistar had no reserves for environmental matters as of March 31, 2000 and December 31, 1999.

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

9.   SEGMENT AND RELATED INFORMATION

Equistar has identified two reportable segments in which it operates: (i) petrochemicals; and (ii) polymers. Summarized financial information concerning Equistar's reportable segments is shown in the following table:


Millions of dollars                                 Petrochemicals    POLYMERS      UNALLOCATED     ELIMINATIONS    TOTAL
-------------------                                 --------------    --------      ------------    ------------    -----
For the three months ended March 31, 2000:
Sales and other operating revenues:
      Customers                                          $1,231         $576           $- -           $ - -        $1,807
      Intersegment                                          474          - -            - -            (474)          - -
                                                        ------------------------------------------------------------------
Total sales and operating revenues                        1,705          576            - -            (474)        1,807
Operating income                                            172          (31)           (42)            - -            99
Interest expense                                            - -          - -            (46)            - -           (46)
Interest income                                             - -          - -              1             - -             1
Other income, net                                           - -          - -              2             - -             2
Net income                                                  172          (31)           (85)            - -            56


FOR THE THREE MONTHS ENDED MARCH 31, 1999:
Sales and other operating revenues:
      Customers                                          $  649         $455           $- -           $ - -        $1,104
      Intersegment                                          258          - -            - -            (258)          - -
                                                        ------------------------------------------------------------------
Total sales and operating revenues                          907          455            - -            (258)        1,104
Operating income                                             91           11            (56)            - -            46
Interest expense                                            - -          - -            (43)            - -           (43)
Interest income                                             - -          - -              4             - -             4
Net income                                                   91           11            (95)            - -             7


The "Operating income" amounts presented above in the "Unallocated" column consist of expenses not allocated to the petrochemicals and polymers segments, principally general and administrative expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

OVERVIEW

GENERAL-- Raw material costs continued to increase during the first quarter 2000 as evidenced by crude oil prices, which peaked above $32 per barrel in early March. The subsequent OPEC decision to increase production resulted in some relief, however first quarter 2000 benchmark crude oil prices averaged 16% higher than fourth quarter 1999 and 129% higher than first quarter 1999. These crude oil price increases put upward pressure on Equistar's raw material costs. While Equistar implemented sales price increases, in some cases, these lagged behind the rise in raw material costs, putting pressure on product margins.

Unless otherwise indicated, the following analysis of operating results compares the first quarter 2000 to the first quarter 1999. An analysis comparing first quarter 2000 to fourth quarter 1999 is also included and is headed as such.

NET INCOME--Equistar's net income of $56 million in the first quarter 2000 increased from $7 million in the first quarter 1999. The $49 million increase reflected the benefit of higher margins and volumes in Equistar's petrochemicals segment, which was only partly offset by lower margins in the polymers segment. In the petrochemicals segment, sales price increases outpaced cost increases for raw materials, leading to improved margins. In the polymers segment, sales price increases lagged behind raw material cost increases.


FIRST QUARTER 2000 VERSUS FOURTH QUARTER 1999

Equistar reported net income of $56 million in the first quarter 2000 compared to a net loss of $51 million in the fourth quarter 1999. Excluding $96 million of restructuring and other unusual charges, Equistar had net income of $45 million in the fourth quarter 1999. The $11 million improvement in the first quarter 2000 primarily reflects lower unallocated general and administrative costs partly offset by a decrease in polymers segment operating results. First quarter 2000 unallocated costs benefited from cost reductions announced in the fourth quarter. For the polymers segment, margins decreased as increases in polymer prices lagged cost increases in polymer raw materials, primarily ethylene and propylene. The margin decreases were partly offset by a 5% increase in volumes. Compared to the fourth quarter 1999, the petrochemicals segment operating results were flat as higher raw material costs were offset by higher ethylene and co-product prices and the benefit from higher sales volumes.

SEGMENT DATA

The following tables reflect selected actual sales volume data and summarized financial information for Equistar's business segments.

                                                                       FOR THE THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                  -------------------------------------
IN MILLIONS                                                               2000                  1999
-----------                                                       ---------------       ---------------
SELECTED PETROCHEMICALS PRODUCTS:
    Olefins (pounds)                                                        4,902                 4,527
    Aromatics (gallons)                                                       102                    85
POLYMERS PRODUCTS (pounds)                                                  1,667                 1,652

MILLIONS OF DOLLARS
-------------------
SALES AND OTHER OPERATING REVENUES:
Petrochemicals segment                                                     $1,705                $  907
Polymers segment                                                              576                   455
Intersegment eliminations                                                    (474)                 (258)
                                                                  ---------------       ---------------
     Total                                                                 $1,807                $1,104
                                                                  ===============       ===============
COST OF SALES:
Petrochemicals segment                                                     $1,531                $  813
Polymers segment                                                              590                   424
Intersegment eliminations                                                    (474)                 (258)
                                                                  ---------------       ---------------
     Total                                                                 $1,647                $  979
                                                                  ===============       ===============
OTHER OPERATING EXPENSES:
Petrochemicals segment                                                     $    2                $    3
Polymers segment                                                               17                    20
Unallocated                                                                    42                    56
                                                                  ---------------       ---------------
     Total                                                                 $   61                $   79
                                                                  ===============       ===============
OPERATING INCOME:
Petrochemicals segment                                                     $  172                $   91
Polymers segment                                                              (31)                   11
Unallocated                                                                   (42)                  (56)
                                                                  ---------------       ---------------
     Total                                                                 $   99                $   46
                                                                  ===============       ===============

PETROCHEMICALS SEGMENT

REVENUES--Revenues of $1.7 billion in the first quarter 2000 increased 88% compared to the first quarter 1999, primarily due to higher sales prices and a 5% increase in volumes. The increase in sales prices is primarily in response to the significant increases in raw material costs, which have risen steadily since the first quarter 1999. Benchmark quoted ethylene prices averaged 28.33 cents per pound in the first quarter 2000, a 67% increase over 16.95 cents per pound in the first quarter 1999. Raw material costs increased steadily and peaked in early March 2000. Sales volumes increased due to demand growth, which reflected the ongoing strength of the U.S. economy.

COST OF SALES--Cost of sales of $1.5 billion in the first quarter 2000 also increased 88% compared to $813 million for the first quarter 1999. This increase primarily reflected the significant increase in raw material costs and, to a lesser extent, higher volumes.

OPERATING INCOME--Operating income of $172 million in the first quarter 2000 increased from $91 million in the first quarter 1999 due to higher product margins, as sales prices increased more than raw material costs, and, to a lesser extent, higher sales volumes.

POLYMERS SEGMENT

REVENUES--Revenues of $576 million in the first quarter 2000 increased 27% compared to $455 million in the first quarter 1999 primarily as a result of higher sales prices as volumes were relatively flat. The sales price increases reflect pressure from escalating raw material costs. The flat volumes reflect the effect of the previously announced shutdown of HDPE and LDPE capacity during the first quarter 2000, partly offset by new capacity at the Matagorda, Texas facility, which started up in the fourth quarter 1999.

COST OF SALES--Cost of sales of $590 million in the first quarter 2000 increased 39% compared to $424 million for the first quarter 1999. This increase primarily reflected the significant increase in raw material costs, primarily ethylene and propylene.

OPERATING INCOME--For the first quarter 2000, the polymers segment had an operating loss of $31 million compared to income of $11 million in the first quarter 1999. The decrease was primarily due to decreases in polymers margins as sales price increases lagged behind increases in polymers raw material costs.


UNALLOCATED ITEMS

The following discusses expenses that were not allocated to the petrochemicals or polymers segments.

OTHER OPERATING EXPENSES--This caption includes general and administrative expenses, research and development expense, and amortization of goodwill and other intangibles. Unallocated expenses were $42 million in the first quarter 2000 and $56 million in the first quarter 1999. The decrease was primarily due to previously announced cost reduction measures taken in the fourth quarter 1999. The first quarter 1999 also included nonrecurring transition service costs related to the business contributed by Occidental in May 1998 and system implementation costs.

INTEREST EXPENSE, NET--Net interest expense of $45 million in the first quarter 2000 increased from $39 million in the first quarter 1999. Interest expense increased due to higher interest rates as a result of Equistar's debt refinancing in the first quarter 1999.


FINANCIAL CONDITION

OPERATING ACTIVITIES--Operating activities used cash of $8 million in the first quarter 2000 and provided $21 million in the first quarter 1999. The decrease in cash provided by operating activities in 2000 primarily reflected an increase in working capital in 2000 that more than offset the improvement in net income. The working capital increase primarily reflects the effects of significantly higher product prices and raw material costs on receivables and inventory.
These were only partly offset by higher payables, improved receivables collection efficiency and higher inventory turnover in the first quarter 2000 compared to the prior year period.

INVESTING ACTIVITIES--Equistar's capital expenditures were $20 million in the first quarter 2000 and $46 million in the first quarter 1999. Capital expenditures in 2000 decreased due to the timing of projects and primarily include low-cost, incremental capacity expansions. The most significant capital expenditures in 1999 related to the 480-million-pound HDPE resin expansion project at the Matagorda, Texas facility, which started operating in the fourth quarter 1999. Equistar's capital budget for 2000 is $160 million.

FINANCING ACTIVITIES--Net cash used in financing activities was $35 million in the first quarter 2000, including $25 million of net repayments of the five-year credit facility and a $10 million scheduled debt repayment. There were no distributions to partners.

LIQUIDITY AND CAPITAL RESOURCES-- Equistar has a $1.25 billion revolving credit facility that extends until November 2002. At March 31, 2000, Equistar had drawn $775 million, leaving $475 million available. Current maturities of long-term debt were $57 million. The credit facility contains covenants relating to liens, sale and leaseback transactions, debt incurrence, leverage and interest coverage ratios, sales of assets and mergers and consolidations. As of March 31, 2000, Equistar was in compliance with all such covenants. Management believes that business conditions will be such that cash balances, cash flow from operations and availability under the revolving credit facility will be adequate to meet Equistar's cash requirements for scheduled debt repayments and to fund ongoing operations for the foreseeable future.


CURRENT BUSINESS OUTLOOK

In the near term, Equistar expects operations to benefit from continued strong demand for products in the petrochemicals and polymers segments. This will be tempered by the effects of a scheduled turnaround at the Morris, Illinois facility during the second quarter 2000. If crude oil prices stabilize in the targeted price range announced by OPEC, Equistar's results should benefit significantly. Meanwhile, Equistar continues to take aggressive actions to further reduce costs and increase cash flow. These include the implementation of the shared services organization with Lyondell Chemical Company and other cost reduction initiatives, which have helped reduce controllable costs.

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


ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. Subsequently, the FASB delayed the effective date by one year. The statement is effective for Equistar's calendar year 2001 with early adoption permitted. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending upon whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings. Equistar is currently evaluating the effect SFAS No. 133 implementation will have on its financial statements.


ITEM 3.  DISCLOSURE OF MARKET RISK.

Equistar's exposure to market risks is described in Item 7a of its Annual Report on Form 10-K for the year ended December 31, 1999. Equistar's exposure to market risks has not changed materially in the period ended March 31, 2000.


FORWARD-LOOKING STATEMENTS
--------------------------

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

All forward-looking statements in this Form 10-Q are qualified in their entirety by the cautionary statements contained in this section.

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         There have been no material developments with respect to Equistar's legal proceedings previously reported in the 1999 Annual Report on Form 10-K.

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


                                                 Equistar Chemicals, LP


Dated:  May 12, 2000                          /s/  KELVIN R. COLLARD
                                             ----------------------------
                                                     Kelvin R. Collard
                                                Vice President and Controller
                                                (Duly Authorized Officer and
                                                Principal Accounting Officer)