Form 10-Q
period 2000-06-30
EQUISTAR CHEMICALS LP
filed 2000-08-14
CIK 1081158

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ----------

                                   FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

   FOR THE TRANSITION PERIOD FROM ___________________ TO ___________________

                        COMMISSION FILE NUMBER 333-76473

                                  ----------

                             EQUISTAR CHEMICALS, LP
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                  ----------

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

                                  ----------

  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]

                         PART I.  FINANCIAL INFORMATION

                             EQUISTAR CHEMICALS, LP

             ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                       CONSOLIDATED STATEMENTS OF INCOME

                                                       FOR THE THREE MONTHS ENDED                     FOR THE SIX MONTHS ENDED
                                                                JUNE 30,                                      JUNE 30,
                                                  ----------------------------------       ---------------------------------------
Millions of dollars                                    2000               1999                   2000                   1999
-------------------                               -------------       --------------       -----------------      ----------------
SALES AND OTHER OPERATING REVENUES:
     Unrelated parties                                   $1,389               $  997                 $2,777                 $1,926
     Related parties                                        470                  213                    889                    386
                                                  -------------       --------------       ----------------       ----------------
                                                          1,859                1,210                  3,666                  2,312
OPERATING COSTS AND EXPENSES:
     Cost of sales:
          Unrelated parties                               1,220                  916                  2,503                  1,745
          Related parties                                   374                  180                    738                    327
     Selling, general and administrative expenses            49                   56                     93                    117
     Research and development expense                        10                   10                     19                     20
     Amortization of goodwill and other
      intangibles                                             8                    8                     16                     16
                                                  -------------       --------------       ----------------       ----------------
                                                          1,661                1,170                  3,369                  2,225
                                                  -------------       --------------       ----------------       ----------------
     Operating income                                       198                   40                    297                     87
Interest expense                                            (45)                 (46)                   (91)                   (89)
Interest income                                               1                    1                      2                      5
Other (expense) income, net                                  (2)                  46                    - -                     46
                                                  -------------       --------------       ----------------       ----------------
NET INCOME AND COMPREHENSIVE INCOME                      $  152               $   41                 $  208                 $   49
                                                  =============       ==============       ================       ================



                See Notes to Consolidated Financial Statements.

                            EQUISTAR CHEMICALS, LP

                          CONSOLIDATED BALANCE SHEETS


                                                       JUNE 30,     DECEMBER 31,
MILLIONS OF DOLLARS                                      2000          1999
-------------------                                  ------------   -----------
ASSETS
Current assets:
     Cash and cash equivalents                         $   70          $  108
     Accounts receivable:
          Trade, net                                      580             491
          Related parties                                 201             209
     Inventories                                          563             520
     Prepaid expenses and other current assets             23              32
                                                    ---------      ----------
          Total current assets                          1,437           1,360

Property, plant and equipment, net                      3,856           3,926
Investment in PD Glycol                                    52              52
Goodwill, net                                           1,103           1,119
Deferred charges and other assets                         271             279
                                                    ---------      ----------
Total assets                                           $6,719          $6,736
                                                    =========      ==========




LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
     Accounts payable:
          Trade                                        $  535          $  424
          Related parties                                  22              35
     Current maturities of long-term debt                  70              92
     Other accrued liabilities                            141             233
                                                    ---------      ----------
          Total current liabilities                       768             784

Long-term debt, less current maturities                 2,169           2,169
Other liabilities and deferred credits                    138             121
Commitments and contingencies
Partners' capital                                       3,644           3,662
                                                    ---------      ----------
Total liabilities and partners' capital                $6,719          $6,736
                                                    =========      ==========


                See Notes to Consolidated Financial Statements.

                             EQUISTAR CHEMICALS, LP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         FOR THE SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                         ------------------------
MILLIONS OF DOLLARS                                                          2000         1999
-------------------                                                      -----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                             $ 208          $  49
     Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation and amortization                                       152            147
          Net loss (gain) on disposition of property, plant and equipment       2            (40)
          Increase in accounts receivable                                     (81)           (54)
          (Increase) decrease in inventories                                  (43)            61
          Increase (decrease) in accounts payable                              98             (5)
          (Decrease) increase in other accrued liabilities                    (90)             3
          Net change in other working capital accounts                          9             (5)
          Other                                                                 4             (2)
                                                                         --------       --------
               Net cash provided by operating activities                      259            154
                                                                         --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Expenditures for property, plant and equipment                           (48)           (76)
     Proceeds from sales of assets                                              3             72
                                                                         --------       --------
               Net cash used in investing activities                          (45)            (4)
                                                                         --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowing (payments) under lines of credit                            20           (552)
     Borrowing of long-term debt                                              - -            898
     Payment of debt issuance costs                                           - -             (5)
     Repayment of long-term debt                                              (42)          (150)
     Repayment of obligations under capital leases                            - -           (205)
     Distributions to partners                                               (230)          (125)
                                                                         --------       --------
               Net cash used in financing activities                         (252)          (139)
                                                                         --------       --------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                              (38)            11
Cash and cash equivalents at beginning of period                              108             66
                                                                         --------       --------
Cash and cash equivalents at end of period                                  $  70          $  77
                                                                         ========       ========


                    See Notes to Consolidated Financial Statements.

                             EQUISTAR CHEMICALS, LP

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.  BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 1999 included in the Equistar Chemicals, LP ("Equistar" or "Partnership") 1999 Annual Report on Form 10-K pursuant to
Section 13 or 15(d) of the Securities Exchange Act of 1934. Certain amounts from prior periods have been reclassified to conform to the current period presentation.

2.  COMPANY OPERATIONS

Equistar is a Delaware limited partnership, which commenced operations on December 1, 1997. Equistar is owned 41% by Lyondell Chemical Company ("Lyondell"), 29.5% by Millennium Chemicals Inc. ("Millennium), and 29.5% by Occidental Petroleum Corporation ("Occidental").

Equistar owns and operates the petrochemicals and polymers businesses contributed by Lyondell, Millennium and Occidental ("Contributed Businesses") which consist of 17 manufacturing facilities on the U.S. Gulf Coast and in the U.S. Midwest. The petrochemicals segment manufactures and markets olefins, oxygenated chemicals, aromatics and specialty products. Olefins include ethylene, propylene and butadiene, and oxygenated chemicals include ethylene oxide, ethylene glycol, ethanol and methyl tertiary butyl ether ("MTBE"). The petrochemicals segment also includes the production and sale of aromatics, including benzene and toluene. The polymers segment manufactures and markets polyolefins, including high-density polyethylene ("HDPE"), low-density polyethylene ("LDPE"), linear low-density polyethylene ("LLDPE"), polypropylene, and performance polymers products, all of which are used in the production of a wide variety of consumer and industrial products. The performance polymers include enhanced grades of polyethylene, including wire and cable resins, and polymeric powders. The concentrates and compounds business, which was part of performance polymers, was sold effective April 30, 1999 (see Note 3).

3.  SALE OF CONCENTRATES AND COMPOUNDS BUSINESS

Effective April 30, 1999, Equistar completed the sale of its concentrates and compounds business. The transaction included two manufacturing facilities, located in Heath, Ohio and Crockett, Texas, and related inventories. Equistar recorded a net gain on the sale of approximately $42 million during the second quarter 1999.

4.  INVENTORIES

The components of inventories consisted of the following:

                                JUNE 30,       DECEMBER 31,
MILLIONS OF DOLLARS               2000            1999
-------------------               -----           -----
Finished goods                    $ 302           $ 278
Work-in-process                      17              10
Raw materials                       147             137
Materials and supplies               97              95
                                  -----           -----
     Total inventories            $ 563           $ 520
                                  =====           =====

5.  PROPERTY, PLANT AND EQUIPMENT, NET

The components of property, plant and equipment, at cost, and the related accumulated depreciation consisted of the following:

                                             JUNE 30,   DECEMBER 31,
MILLIONS OF DOLLARS                            2000         1999
-------------------                           ------       ------
Land                                         $   78        $   78
Manufacturing facilities and equipment        5,705         5,656
Construction in progress                        124           134
                                             ------        ------
     Total property, plant and equipment      5,907         5,868
Less accumulated depreciation                 2,051         1,942
                                             ------        ------
     Property, plant and equipment, net      $3,856        $3,926
                                             ======        ======

6. OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following:

                                                        JUNE 30,  DECEMBER 31,
MILLIONS OF DOLLARS                                       2000       1999
-------------------                                      ------     ------
Accrued property taxes                                   $  51      $  68
Accrued payroll costs                                       29         68
Accrued interest                                            46         50
Accrued severance and other employee-related costs           7         24
Other                                                        8         23
                                                         -----      -----
     Other accrued liabilities                           $ 141      $ 233
                                                         =====      =====

During the fourth quarter 1999, Equistar recorded a total charge of $96 million associated with decisions to shut down certain polymer reactors and to consolidate certain administrative functions between Lyondell and Equistar. This included severance and other employee-related costs of $24 million related to the elimination of approximately 500 employee positions. Through June 30, 2000, approximately 400 employees had been terminated and approximately $17 million of severance and other employee-related costs had been paid and charged against the accrued liability. Equistar expects that the remainder of the liability will be settled by the end of the current year.

7.  COMMITMENTS AND CONTINGENCIES

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

Equistar has agreed to indemnify and defend Lyondell and Millennium, individually, against certain uninsured claims and liabilities which Equistar may incur relating to the operation of the Contributed Businesses prior to December 1, 1997 up to $7 million each within the first seven years of the Partnership, subject to certain terms of the Asset Contribution Agreements. Equistar has also agreed to indemnify Occidental up to $7 million on a similar basis relating to the operation of the Occidental Contributed Business prior to May 15, 1998. During the six months ended June 30, 2000 and 1999, Equistar incurred and paid $3 million and $2 million, respectively, in expenses for these uninsured claims and liabilities. Equistar has cumulatively paid $14 million for these uninsured claims and liabilities since its formation in December 1997.

Equistar's policy is to be in compliance with all applicable environmental laws. Equistar is subject to extensive environmental laws and regulations concerning emissions to the air, discharges to surface and subsurface waters and the generation, handling, storage, transportation, treatment and disposal of waste materials. Some of these laws and regulations are subject to varying and conflicting interpretations. In addition, Equistar cannot accurately predict future developments, such as increasingly strict requirements of environmental laws, inspection and enforcement policies and compliance costs therefrom which might affect the handling, manufacture, use, emission or disposal of products, other materials or hazardous and non-hazardous waste. Equistar had no reserves for environmental matters as of June 30, 2000 and December 31, 1999.

In the opinion of management, any liability arising from the matters discussed in this note is not expected to have a material adverse effect on the consolidated financial statements or liquidity of Equistar. However, the adverse resolution in any reporting period of one or more of these matters discussed in this note could have a material impact on Equistar's results of operations for that period without giving effect to contribution or indemnification obligations of co-defendants or others, or to the effect of any insurance coverage that may be available to offset the effects of any such award.

8.  SEGMENT AND RELATED INFORMATION

Equistar has two reportable segments in which it operates: (i) petrochemicals; and (ii) polymers. Summarized financial information concerning Equistar's reportable segments is shown in the following table:


MILLIONS OF DOLLARS                                  PETROCHEMICALS   POLYMERS    UNALLOCATED    ELIMINATIONS     TOTAL
-------------------                                  --------------   ---------   ------------   -------------   --------
FOR THE THREE MONTHS ENDED JUNE 30, 2000:
Sales and other operating revenues:
      Customers                                              $1,295     $  564    $       - -     $       - -     $1,859
      Intersegment                                              466        - -            - -            (466)       - -
                                                  ----------------------------------------------------------------------
Total sales and operating revenues                            1,761        564            - -            (466)     1,859
Operating income (loss)                                         267        (23)           (46)            - -        198
Interest expense                                                - -        - -            (45)            - -        (45)
Interest income                                                 - -        - -              1             - -          1
Other expense, net                                              - -        - -             (2)            - -         (2)
Net income (loss)                                               267        (23)           (92)            - -        152

FOR THE THREE MONTHS ENDED JUNE 30, 1999:
Sales and other operating revenues:
      Customers                                              $  733     $  477    $       - -    $       - -      $1,210
      Intersegment                                              312        - -            - -            (312)       - -
                                                  ----------------------------------------------------------------------
Total sales and operating revenues                            1,045        477            - -            (312)     1,210
Operating income (loss)                                          83          9            (52)            - -         40
Interest expense                                                - -        - -            (46)            - -        (46)
Interest income                                                 - -        - -              1             - -          1
Other income, net                                               - -        - -             46             - -         46
Net income (loss)                                                83          9            (51)            - -         41

FOR THE SIX MONTHS ENDED JUNE 30, 2000:
Sales and other operating revenues:
      Customers                                              $2,526     $1,140    $        -     $       - -      $3,666
                                                                                  -
      Intersegment                                              940        - -            - -            (940)       - -
                                                  ----------------------------------------------------------------------
Total sales and operating revenues                            3,466      1,140            - -            (940)     3,666
Operating income (loss)                                         439        (54)           (88)            - -        297
Interest expense                                                - -        - -            (91)            - -        (91)
Interest income                                                 - -        - -              2             - -          2
Net income (loss)                                               439        (54)          (177)            - -        208

FOR THE SIX MONTHS ENDED JUNE 30, 1999:
Sales and other operating revenues:
      Customers                                              $1,380     $  932    $       - -     $       - -      $2,312
      Intersegment                                              570        - -            - -            (570)       - -
                                                  ----------------------------------------------------------------------
Total sales and operating revenues                            1,950        932            - -            (570)     2,312
Operating income (loss)                                         175         20           (108)            - -         87
Interest expense                                                - -        - -            (89)            - -        (89)
Interest income                                                 - -        - -              5             - -          5
Other income, net                                               - -        - -             46             - -         46
Net income (loss)                                               175         20           (146)            - -         49

The "Operating income (loss)" amounts presented above in the "Unallocated" column consist of expenses not allocated to the petrochemicals and polymers segments, principally general and administrative expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

GENERAL-- Crude oil prices, which affect Equistar's raw material costs, increased steadily throughout 1999 and peaked in early March 2000 as an OPEC decision to increase production resulted in a temporary decline. A seasonal increase in demand for gasoline during the second quarter 2000, however, triggered a resurgence in crude oil price increases. While second quarter 2000 average benchmark crude oil prices were comparable to first quarter 2000, they were 65% higher than the second quarter 1999. Prices for the first six months of 2000 averaged over 90% higher than the comparable 1999 period. These crude oil price increases put upward pressure on Equistar's raw material costs. In response to the higher costs and facilitated by increased demand, Equistar implemented a series of sales price increases. As a result, petrochemicals segment margins improved in comparison to both the first quarter 2000 and to 1999. Polymers segment margins also improved compared to the first quarter 2000, however they were generally lower compared to 1999.

Unless otherwise indicated, the following analysis of operating results compares the second quarter 2000 and the first six months 2000 to the comparable 1999 periods. An analysis comparing second quarter 2000 to first quarter 2000 is also included.

NET INCOME--Equistar's net income of $152 million in the second quarter 2000 increased $111 million from $41 million in the second quarter 1999. Net income of $208 million for the first six months of 2000 increased $159 million from $49 million for the first six months of 1999. The increases primarily reflected the benefit of higher margins in Equistar's petrochemicals segment, particularly in the second quarter 2000, which were only partly offset by lower margins and volumes in the polymers segment and the effect of net gains on asset sales of $41 million in the second quarter 1999. In the petrochemicals segment, sales price increases for ethylene and co-product propylene outpaced cost increases for raw materials, leading to improved margins. In the polymers segment, sales price increases lagged behind raw material cost increases.

SECOND QUARTER 2000 VERSUS FIRST QUARTER 2000

Equistar reported net income of $152 million in the second quarter 2000 compared to net income of $56 million in the first quarter 2000. The $96 million increase primarily reflected improved petrochemicals and polymers margins, which more than offset lower sales volumes for petrochemicals and polymers resulting from a planned turnaround at Morris, Illinois, a major petrochemical and polymers facility, and weaker demand late in the second quarter. The increase in petrochemicals margins primarily resulted from higher product prices, especially ethylene and co-product propylene. The contribution from co-products was very significant in the second quarter. Average benchmark ethylene prices increased 3 cents per pound, or 10%, while propylene prices increased 5 cents per pound or 28%. Raw material costs were generally flat quarter to quarter. Polymers operating results also improved as polymer prices increased more than the cost of raw materials, primarily ethylene and propylene.

SEGMENT DATA

The following tables reflect selected actual sales volume data and summarized financial information for Equistar's business segments.

                                                     FOR THE THREE MONTHS ENDED                 FOR THE SIX MONTHS ENDED
                                                              JUNE 30,                                  JUNE 30,
                                                ---------------------------------       ---------------------------------
IN MILLIONS                                           2000                1999                2000                1999
------------                                       ----------          -----------         -----------         ----------
Selected petrochemicals products:
    Olefins (pounds)                                    4,606               4,508               9,508               9,035
    Aromatics (gallons)                                   109                  91                 211                 176
POLYMERS PRODUCTS (pounds)                              1,474               1,611               3,141               3,263

MILLIONS OF DOLLARS
-------------------
SALES AND OTHER OPERATING REVENUES:
Petrochemicals segment                                 $1,761              $1,045              $3,466              $1,950
Polymers segment                                          564                 477               1,140                 932
Intersegment eliminations                                (466)               (312)               (940)               (570)
                                                -------------       -------------       -------------       -------------
    Total                                              $1,859              $1,210              $3,666              $2,312
                                                =============       =============       =============       =============
COST OF SALES:
Petrochemicals segment                                 $1,492              $  959              $3,023              $1,769
Polymers segment                                          568                 449               1,158                 873
Intersegment eliminations                                (466)               (312)               (940)               (570)
                                                -------------       -------------       -------------       -------------
    Total                                              $1,594              $1,096              $3,241              $2,072
                                                =============       =============       =============       =============
OTHER OPERATING EXPENSES:
Petrochemicals segment                                 $    2              $    3              $    4              $    6
Polymers segment                                           19                  19                  36                  39
Unallocated                                                46                  52                  88                 108
                                                -------------       -------------       -------------       -------------
    Total                                              $   67              $   74              $  128              $  153
                                                =============       =============       =============       =============
OPERATING INCOME (LOSS):
Petrochemicals segment                                 $  267              $   83              $  439              $  175
Polymers segment                                          (23)                  9                 (54)                 20
Unallocated                                               (46)                (52)                (88)               (108)
                                                -------------       -------------       -------------       -------------
    Total                                              $  198              $   40              $  297              $   87
                                                =============       =============       =============       =============

PETROCHEMICALS SEGMENT

REVENUES--Revenues of $1.8 billion in the second quarter 2000 increased 68% compared to second quarter 1999 revenues of $1.0 billion, primarily due to higher sales prices. The increase in sales prices is in response to the significant increases in raw material costs, which have risen steadily since the first quarter 1999, and increased demand. Benchmark quoted ethylene prices averaged 31.7 cents per pound in the second quarter 2000, a 55% increase over the second quarter 1999. Average benchmark propylene prices increased over 130%. While sales volumes in the second quarter 2000 were affected by the planned turnaround at the Morris plant, second quarter 1999 sales volumes were affected by outages at the Channelview, Texas olefins production units.
Revenues of $3.5 billion for the first six months of 2000 increased 78% compared to the first six months of 1999 revenues of $1.95 billion, primarily due to higher sales prices. Sales volumes increased about 7% due to higher demand, reflecting the ongoing strength of the U.S. economy.

COST OF SALES--Cost of sales of $1.5 billion in the second quarter 2000 increased 56% compared to $959 million for the second quarter 1999. Cost of sales of $3.0 billion in the first six months of 2000 increased 71% compared to $1.8 billion for the first six months of 1999. The increases primarily reflected the significant increase in raw material costs and, to a lesser extent, higher volumes.

OPERATING INCOME--Operating income of $267 million in the second quarter 2000 more than tripled from $83 million in the second quarter 1999 due to higher product margins, as sales prices increased more than raw material costs. Industry data indicates that ethylene cash margins were 16.2 cents per pound in the second quarter 2000 compared to 7.5 cents per pound in the second quarter 1999. Operating income of $439 million for the first six months of 2000 increased 150% from $175 million in the first six months of 1999 due primarily to higher product margins and, to a lesser extent, higher sales volumes.

POLYMERS SEGMENT

REVENUES--Revenues of $564 million in the second quarter 2000 increased 18% compared to $477 million in the second quarter 1999 as higher sales prices were partly offset by an 8% decrease in volumes. The average benchmark price for polyethylene in the second quarter 2000 increased about 30% from the comparable prior year period. Revenues of $1.1 billion for the first six months of 2000 increased 22% compared to $932 million in the first six months of 1999 as higher sales prices were partly offset by a 4% decrease in volumes. The sales price increases reflect pressure from escalating raw material costs. The decreases in volumes reflect the effect of the turnaround at the Morris, Illinois facility in the second quarter 2000 and a slow down in demand late in the second quarter 2000.

COST OF SALES--Cost of sales of $568 million in the second quarter 2000 increased 26% compared to $449 million for the second quarter 1999, while cost of sales of $1.2 billion in the first six months of 2000 increased 32% compared to $873 million for the first six months of 1999. The increases primarily reflected the significant increases in raw material costs, primarily ethylene and propylene, partly offset by the decrease in volumes.

OPERATING INCOME--For the second quarter 2000, the polymers segment had an operating loss of $23 million compared to operating income of $9 million in the second quarter 1999. For the first six months of 2000, the operating loss was $54 million compared to an operating profit of $20 million in the comparable 1999 period. The decreases were primarily due to lower polymers margins as sales price increases lagged behind increases in polymers raw material costs.

UNALLOCATED ITEMS

The following discusses expenses that were not allocated to the petrochemicals or polymers segments.

OTHER OPERATING EXPENSES, UNALLOCATED--These include general and administrative expenses and amortization of goodwill and other intangibles. Unallocated expenses were $46 million in the second quarter 2000 and $52 million in the second quarter 1999. For the first six months of 2000, unallocated expenses were $88 million compared to $108 million in the comparable 1999 period. The decreases were primarily due to previously announced cost reduction measures taken in the fourth quarter 1999. The first quarter 1999 also included nonrecurring transition service costs related to the business contributed by Occidental in May 1998 and system implementation costs.

OTHER INCOME (EXPENSE), NET--Other income of $46 million in the second quarter 1999 primarily consisted of net gains on asset sales, including the sale of Equistar's concentrates and compounds business.

FINANCIAL CONDITION

OPERATING ACTIVITIES--Operating activities provided cash of $259 million in the first six months of 2000 compared to $154 million in the comparable 1999 period. The increase in 2000 primarily reflected higher income from operations, partly offset by a significant reduction in accrued liabilities and a net increase in other components of working capital. The decrease in accrued liabilities reflected the timing of severance and other compensation-related payments as well as a change in the timing of interest payments due to the February 1999 refinancing. An increase in payables in 2000 only partly offset increases in receivables and inventories. Receivables and inventory increased, despite improved receivables collection efficiency and higher inventory turnover, due to higher product prices and raw material costs.

INVESTING ACTIVITIES--Equistar's capital expenditures were $48 million in the first six months of 2000 and $76 million in the first six months of 1999. Capital expenditures in 2000 decreased due to the timing of projects and primarily include low-cost, incremental capacity expansions. The most significant capital expenditures in 1999 related to the 480-million-pound HDPE resin expansion project at the Matagorda, Texas facility, which started operating in the fourth quarter 1999. Equistar expects capital expenditures to total $160 million in 2000.

FINANCING ACTIVITIES--Net cash used in financing activities was $252 million in the first six months of 2000, including $230 million of distributions to partners and $42 million of scheduled debt repayment. Equistar had net borrowing of $20 million under its credit facility.

LIQUIDITY AND CAPITAL RESOURCES--Equistar has a $1.25 billion revolving credit facility that extends until November 2002. At June 30, 2000, Equistar had drawn $820 million, leaving $430 million available. The credit facility contains covenants relating to liens, sale and leaseback transactions, debt incurrence, leverage and interest coverage ratios, sales of assets and mergers and consolidations. As of June 30, 2000, Equistar was in compliance with all such covenants. Management believes that business conditions will be such that cash balances, cash flow from operations and funds available under the revolving credit facility will be adequate to meet Equistar's cash requirements for scheduled debt repayments and to fund ongoing operations for the foreseeable future.

CURRENT BUSINESS OUTLOOK

Equistar experienced a slowdown in demand for products in both the petrochemicals and polymers segments late in the second quarter, however it believes that the slowdown was primarily driven by a combination of seasonal effects and industry inventory reduction in anticipation of lower prices. Industry forecasts project pressure on product margins due to industry capacity additions in late 2000 and 2001 until demand growth absorbs the new capacity. Management's priority in the current business environment is to enhance Equistar's financial performance by actively managing its current portfolio of assets and maximizing earnings and cash flow. This includes ongoing efforts to effectively manage working capital, achieve further cost reductions and employ a disciplined capital spending program.

ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. Subsequently, the FASB delayed the effective date by one year. In June 2000 the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, amending certain provisions of SFAS No. 133. The statements are effective for Equistar's calendar year 2001 with early adoption permitted. SFAS No. 133, as amended by SFAS No. 138, requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending upon whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings. Equistar is currently evaluating the effect SFAS No. 133 implementation will have on its financial statements.

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in the financial statements. The statement is effective for Equistar's fourth quarter of 2000 with early adoption encouraged. Equistar is currently evaluating the effect SAB No. 101 implementation will have on its financial statements.

ITEM 3.  DISCLOSURE OF MARKET RISK.

Equistar's exposure to market risks is described in Item 7a of its Annual Report on Form 10-K for the year ended December 31, 1999. During the second quarter 2000, Equistar entered into over-the-counter "derivative" contracts for crude oil to help manage its exposure to commodity price risk with respect to crude-oil related raw material purchases. These hedging arrangements have the effect of locking in, at predetermined prices and for a specified period of time, the prices that Equistar will pay for the volumes to which the hedge relates.

As of June 30, 2000, the outstanding over-the-counter "derivative" contracts totaled 2.2 million barrels. They mature from July through December 2000, and cover approximately 30% of Equistar's raw material requirements that are exposed to crude oil price fluctuations during this period. Based on quoted market prices as of June 30, 2000, Equistar recorded an asset of $3 million at June
30, 2000 for those contracts. Assuming a hypothetical 30% decrease in crude oil prices from those in effect at June 30, 2000 the loss in earnings for the derivatives contracts would be approximately $20 million. Sensitivity analysis was used for this purpose. Crude oil prices varied by as much as 30% during the six months ended June 30, 2000. The quantitative information about market risk is necessarily limited because it does not take into account the effects of the underlying operating transactions.

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

                                            Equistar Chemicals, LP


Dated:  August 14, 2000                     /s/  KELVIN R. COLLARD
                                         ----------------------------
                                               Kelvin R. Collard
                                         Vice President and Controller
                                         (Duly Authorized Officer and
                                         Principal Accounting Officer)