Form 10-Q
period 2000-09-30
EQUISTAR CHEMICALS LP
filed 2000-11-14
CIK 1081158

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

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


                       CONSOLIDATED STATEMENTS OF INCOME


                                                 FOR THE THREE MONTHS ENDED     FOR THE NINE MONTHS ENDED
                                                        SEPTEMBER 30,                 SEPTEMBER 30,
                                                 --------------------------     ---------------------------
MILLIONS OF DOLLARS                                  2000          1999           2000          1999
-------------------                                 ------        ------         ------        ------
SALES AND OTHER OPERATING REVENUES:
     Unrelated parties                              $1,452        $1,161         $4,223        $3,086
     Related parties                                   462           310          1,357           697
                                                  --------       -------       --------       -------
                                                     1,914         1,471          5,580         3,783
OPERATING COSTS AND EXPENSES:
     Cost of sales:
          Unrelated parties                          1,340         1,046          3,837         2,790
          Related parties                              398           276          1,142           604
     Selling, general and administrative expenses       49            54            142           170
     Research and development expense                    9            11             28            31
     Amortization of goodwill and other
      intangibles                                        9             8             25            25
                                                  --------       -------       --------       -------
                                                     1,805         1,395          5,174         3,620
                                                  --------       -------       --------       -------
     Operating income                                  109            76            406           163
Interest expense                                       (46)          (43)          (137)         (132)
Interest income                                          1             1              3             5
Other (expense) income, net                             (1)            1             (1)           47
                                                  --------       -------       --------       -------
NET INCOME AND COMPREHENSIVE INCOME                 $   63        $   35         $  271        $   83
                                                  ========       =======       ========       =======

                See Notes to Consolidated Financial Statements.

                             EQUISTAR CHEMICALS, LP

                           CONSOLIDATED BALANCE SHEETS

                                                       SEPTEMBER 30,     DECEMBER 31,
MILLIONS OF DOLLARS                                       2000              1999
-------------------                                    -------------     ------------
ASSETS
Current assets:
     Cash and cash equivalents                            $   42            $  108
     Accounts receivable:
          Trade, net                                         608               491
          Related parties                                    178               209
     Inventories                                             556               520
     Prepaid expenses and other current assets                25                32
                                                          ------            ------
          Total current assets                             1,409             1,360

Property, plant and equipment, net                         3,829             3,926
Investment in PD Glycol                                       53                52
Goodwill, net                                              1,094             1,119
Other assets                                                 282               279
                                                          ------            ------
Total assets                                              $6,667            $6,736
                                                          ======            ======
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
     Accounts payable:
          Trade                                           $  459            $  424
          Related parties                                     32                35
     Current maturities of long-term debt                     90                92
     Other accrued liabilities                               140               233
                                                          ------            ------
          Total current liabilities                          721               784

Long-term debt, less current maturities                    2,157             2,169
Other liabilities                                            132               121
Commitments and contingencies
Partners' capital                                          3,657             3,662
                                                          ------            ------
Total liabilities and partners' capital                   $6,667            $6,736
                                                          ======            ======

                See Notes to Consolidated Financial Statements.

                             EQUISTAR CHEMICALS, LP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               FOR THE NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                              --------------------------
MILLIONS OF DOLLARS                                                             2000              1999
-------------------                                                            ------            ------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                $ 271             $  83
     Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation and amortization                                          230               222
          Net loss (gain) on disposition of assets                                 3               (40)
          Increase in accounts receivable                                        (86)             (170)
          Increase in receivables from partners                                   --                (3)
          (Increase) decrease in inventories                                     (36)               19
          Increase in accounts payable                                            32               113
          Decrease in payables to partners                                        --                (6)
          Decrease in other accrued liabilities                                  (91)              (21)
          Net change in other working capital accounts                             7                 3
          Other                                                                  (17)              (27)
                                                                               -----             -----
               Net cash provided by operating activities                         313               173
                                                                               -----             -----
CASH FLOWS FROM INVESTING ACTIVITIES:
     Expenditures for property, plant and equipment                              (81)             (112)
     Proceeds from sales of assets                                                 4                73
                                                                               -----             -----
               Net cash used in investing activities                             (77)              (39)
                                                                               -----             -----
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowing under lines of credit                                          20              (552)
     Borrowing of long-term debt                                                  --               898
     Payment of debt issuance costs                                               --                (6)
     Repayment of long-term debt                                                 (42)             (150)
     Repayment of obligations under capital leases                                --              (205)
     Distributions to partners                                                  (280)             (175)
                                                                               -----             -----
               Net cash used in financing activities                            (302)             (190)
                                                                               -----             -----
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                 (66)              (56)
Cash and cash equivalents at beginning of period                                 108                66
                                                                               -----             -----
Cash and cash equivalents at end of period                                     $  42             $  10
                                                                               =====             =====

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

2.  COMPANY OPERATIONS

Equistar is a Delaware limited partnership, which commenced operations on December 1, 1997. Equistar is owned 41% by Lyondell Chemical Company ("Lyondell"), 29.5% by Millennium Chemicals Inc. ("Millennium"), and 29.5% by Occidental Petroleum Corporation ("Occidental").

Equistar owns and operates the petrochemicals and polymers businesses contributed by Lyondell, Millennium and Occidental ("Contributed Businesses") which consist of 17 manufacturing facilities on the U.S. Gulf Coast and in the U.S. Midwest. The petrochemicals segment manufactures and markets olefins, oxygenated chemicals, aromatics and specialty products. Olefins include ethylene, propylene and butadiene, and oxygenated chemicals include ethylene oxide, ethylene glycol, ethanol and methyl tertiary butyl ether ("MTBE"). Aromatics include benzene and toluene. The polymers segment manufactures and markets polyolefins, including high-density polyethylene ("HDPE"), low-density polyethylene ("LDPE"), linear low-density polyethylene ("LLDPE"), polypropylene, and performance polymers products, all of which are used in the production of a wide variety of consumer and industrial products. The performance polymers include enhanced grades of polyethylene, including wire and cable resins, and polymeric powders. The concentrates and compounds business, which was part of performance polymers, was sold effective April 30, 1999 (see Note 3).

3.  SALE OF CONCENTRATES AND COMPOUNDS BUSINESS

Effective April 30, 1999, Equistar completed the sale of its concentrates and compounds business. The transaction included two manufacturing facilities, located in Heath, Ohio and Crockett, Texas, and related inventories. Equistar recorded a net gain on the sale of approximately $42 million during the second quarter 1999.

4.  INVENTORIES

The components of inventories consisted of the following:

                                     SEPTEMBER 30,   DECEMBER 31,
MILLIONS OF DOLLARS                       2000           1999
-------------------                  -------------   ------------
Finished goods                            $ 296          $ 278
Work-in-process                              16             10
Raw materials                               150            137
Materials and supplies                       94             95
                                          -----          -----
     Total inventories                    $ 556          $ 520
                                          =====          =====

5.  PROPERTY, PLANT AND EQUIPMENT, NET

The components of property, plant and equipment, at cost, and the related accumulated depreciation consisted of the following:

                                             SEPTEMBER 30,       DECEMBER 31,
MILLIONS OF DOLLARS                              2000                1999
-------------------                          -------------       ------------
Land                                              $   78             $   78
Manufacturing facilities and equipment             5,749              5,656
Construction in progress                             109                134
                                                  ------             ------

     Total property, plant and equipment           5,936              5,868
Less accumulated depreciation                      2,107              1,942
                                                  ------             ------
     Property, plant and equipment, net           $3,829             $3,926
                                                  ======             ======

6.  OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following:

                                                    SEPTEMBER 30,   DECEMBER 31,
MILLIONS OF DOLLARS                                     2000           1999
-------------------                                 -------------   ------------
Accrued property taxes                                  $  62          $  68
Accrued payroll costs                                      45             68
Accrued interest                                           23             50
Accrued severance and other employee-related costs         --             24
Other                                                      10             23
                                                        -----          -----
     Other accrued liabilities                          $ 140          $ 233
                                                        =====          =====

During the fourth quarter 1999, Equistar recorded a total charge of $96 million associated with decisions to shut down certain polymer reactors and to consolidate certain administrative functions between Lyondell and Equistar. This included severance and other employee-related costs of $24 million related to the elimination of approximately 500 employee positions. Through September 30, 2000, approximately $19 million of severance and other employee-related costs had been paid and charged against the accrued liability. As of September 30, 2000, substantially all of the employee terminations had been completed and the remaining liability was eliminated.

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

Equistar has agreed to indemnify and defend Lyondell and Millennium, individually, against certain uninsured claims and liabilities which Equistar may incur relating to the operation of the Contributed Businesses prior to December 1, 1997 up to $7 million each within the first seven years of the Partnership, subject to certain terms of the agreements under which the assets were contributed. Equistar has also agreed to indemnify Occidental up to $7 million on a similar basis relating to the operation of the Occidental Contributed Business prior to May 15, 1998. During the nine months ended September 30, 2000 and 1999, Equistar incurred and paid $3 million and $4 million, respectively, in expenses for these uninsured claims and liabilities. Equistar has cumulatively paid $15 million for these uninsured claims and liabilities since its formation in December 1997.

Equistar's policy is to be in compliance with all applicable environmental laws. Equistar is subject to extensive environmental laws and regulations concerning emissions to the air, discharges to surface and subsurface waters and the generation, handling, storage, transportation, treatment and disposal of waste materials. Some of these laws and regulations are subject to varying and conflicting interpretations. In addition, Equistar cannot accurately predict future developments, such as increasingly strict requirements of environmental laws, inspection and enforcement policies and compliance costs therefrom which might affect the handling, manufacture, use, emission or disposal of products, other materials or hazardous and non-hazardous waste. Equistar had no reserves for environmental matters as of September 30, 2000 and December 31, 1999.

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

8.  SEGMENT AND RELATED INFORMATION

Equistar has two reportable segments in which it operates: (i) petrochemicals; and (ii) polymers. Summarized financial information concerning Equistar's reportable segments is shown in the following table:


MILLIONS OF DOLLARS                                  PETROCHEMICALS   POLYMERS    UNALLOCATED    ELIMINATIONS     TOTAL
------------------                                   --------------   --------    -----------    ------------     -----
For the three months ended September 30, 2000:
Sales and other operating revenues:
      Customers                                              $1,341     $  573    $       --     $        --      $1,914
      Intersegment                                              495                                      (495)        --
                                                  ----------------------------------------------------------------------
Total sales and operating revenues                            1,836        573                           (495)     1,914
Operating income (loss)                                         204        (46)           (49)                       109
Interest expense                                                                          (46)                       (46)
Interest income                                                                             1                          1
Other expense, net                                                                         (1)                        (1)
Net income (loss)                                               204        (46)           (95)                        63

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999:
Sales and other operating revenues:
      Customers                                                 938        533                                    $1,471
      Intersegment                                              362                                      (362)        --
                                                  ----------------------------------------------------------------------
Total sales and operating revenues                            1,300        533                           (362)     1,471
Operating income (loss)                                          99         26            (49)                        76
Interest expense                                                                          (43)                       (43)
Interest income                                                                             1                          1
Other income, net                                                                           1                          1
Net income (loss)                                                99         26            (90)                        35

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000:
Sales and other operating revenues:
      Customers                                               3,867      1,713                                    $5,580
      Intersegment                                            1,435         --                         (1,435)        --
                                                  ----------------------------------------------------------------------
Total sales and operating revenues                            5,302      1,713                         (1,435)     5,580
Operating income (loss)                                         643       (100)          (137)                       406
Interest expense                                                                         (137)                      (137)
Interest income                                                                             3                          3
Other expense, net                                                                         (1)                        (1)
Net income (loss)                                               643       (100)          (272)                       271

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999:
Sales and other operating revenues:
      Customers                                               2,318      1,465                                    $3,783
      Intersegment                                              932         --                           (932)        --
                                                  ----------------------------------------------------------------------
Total sales and operating revenues                            3,250      1,465                           (932)     3,783
Operating income (loss)                                         274         46           (157)                       163
Interest expense                                                                         (132)                      (132)
Interest income                                                                             5                          5
Other income, net                                                                          47                         47
Net income (loss)                                               274         46           (237)                        83

The "Operating income (loss)" amounts presented above in the "Unallocated" column consist of expenses not allocated to the petrochemicals and polymers segments, principally general and administrative expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

GENERAL--Crude oil prices, which affect Equistar's raw material costs, increased steadily throughout 1999 and the first quarter 2000. After a temporary decrease in April 2000, crude oil prices became more volatile, but still trended upward, peaking in September 2000 at a three-year high. Third quarter 2000 average benchmark crude oil prices were 12% higher than second quarter 2000 and 74% higher than the third quarter 1999. Prices for the first nine months of 2000 averaged 85% higher than the comparable 1999 period. These crude oil price increases put upward pressure on Equistar's raw material costs. In response, Equistar implemented a series of sales price increases over this time frame, however, in some cases, these were limited by market resistance and other
competitive factors.   More recently, competitive pressures and new industry
capacity have put downward pressure on prices. In addition, third quarter 2000 GDP (gross domestic product) growth in the U.S. slowed significantly from growth rates experienced in the prior four quarters.

Unless otherwise indicated, the following analysis of operating results compares the third quarter 2000 and the first nine months 2000 to the comparable 1999 periods. An analysis comparing third quarter 2000 to second quarter 2000 is also included.

NET INCOME--Equistar's net income of $63 million in the third quarter 2000 increased from $35 million in the third quarter 1999. Net income of $271 million for the first nine months of 2000 increased from $83 million in the first nine months of 1999. The increases in the 2000 periods primarily reflected the benefit of higher margins in Equistar's petrochemicals segment. This benefit was only partly offset by lower margins in the polymers segment and the effect, on the nine-month comparison, of net gains on asset sales of $41 million included in the second quarter 1999. In the petrochemicals segment, sales prices increased more than the costs of raw materials, leading to higher margins. In the polymers segment, sales price increases generally lagged behind raw material cost increases.

THIRD QUARTER 2000 VERSUS SECOND QUARTER 2000

Equistar's net income of $63 million in the third quarter 2000 decreased compared to net income of $152 million in the second quarter 2000. The $89 million decrease primarily reflected higher raw material costs and lower product sales prices. Sales prices declined due to increased competitive activity as a result of new industry capacity and weaker demand, particularly in the early part of the third quarter.

Operating income for the petrochemicals segment decreased to $204 million in the third quarter from $267 million in the second quarter. The decrease was driven by higher raw material costs and somewhat lower olefins selling prices, leading to a reduction in margins. Average benchmark contract ethylene prices were down one cent per pound from the second quarter. Industry cash margins decreased from 16 cents per pound in the second quarter to 12 cents per pound in the third quarter.

The operating loss for the polymers segment increased from $23 million in the second quarter to $46 million in the third quarter primarily due to lower margins. Margins decreased as sales price erosion for polymers was greater than the decline in raw materials costs. Average benchmark prices for high molecular weight film went from 48 cents per pound in the second quarter to 45 cents per pound in the third quarter. Although polymers segment sales volumes increased 10% compared to the second quarter, the increase was due to increased export sales, as domestic demand was weak, particularly in the early part of the third quarter.

SEGMENT DATA

The following tables reflect selected sales volume data and summarized financial information for Equistar's business segments.

                                                    FOR THE THREE MONTHS ENDED            FOR THE NINE MONTHS ENDED
                                                           SEPTEMBER 30,                        SEPTEMBER 30,
                                                  -----------------------------          --------------------------
IN MILLIONS                                           2000               1999               2000              1999
-----------                                          ------             ------             ------            ------
Selected petrochemicals products:
    Olefins (pounds)                                 4,512              4,760             14,020             13,795
    Aromatics (gallons)                                101                 94                312                270
POLYMERS PRODUCTS (pounds)                           1,622              1,541              4,763              4,804

MILLIONS OF DOLLARS
-------------------
SALES AND OTHER OPERATING REVENUES:
Petrochemicals segment                              $1,836             $1,300            $ 5,302            $ 3,250
Polymers segment                                       573                533              1,713              1,465
Intersegment eliminations                             (495)              (362)            (1,435)              (932)
                                                    ------             ------            -------            -------
    Total                                           $1,914             $1,471            $ 5,580            $ 3,783
                                                    ======             ======            =======            =======
COST OF SALES:
Petrochemicals segment                              $1,630             $1,198            $ 4,653            $ 2,967
Polymers segment                                       603                486              1,761              1,359
Intersegment eliminations                             (495)              (362)            (1,435)              (932)
                                                    ------             ------            -------            -------
    Total                                           $1,738             $1,322            $ 4,979            $ 3,394
                                                    ======             ======            =======            =======
OTHER OPERATING EXPENSES:
Petrochemicals segment                              $    2             $    3            $     6            $     9
Polymers segment                                        16                 21                 52                 60
Unallocated                                             49                 49                137                157
                                                    ------             ------            -------            -------
    Total                                           $   67             $   73            $   195            $   226
                                                    ======             ======            =======            =======
OPERATING INCOME (LOSS):
Petrochemicals segment                              $  204             $   99            $   643            $   274
Polymers segment                                       (46)                26               (100)                46
Unallocated                                            (49)               (49)              (137)              (157)
                                                    ------             ------            -------            -------
    Total                                           $  109             $   76            $   406            $   163
                                                    ======             ======            =======            =======


PETROCHEMICALS SEGMENT

REVENUES--Revenues of $1.8 billion in the third quarter 2000 increased 41% compared to third quarter 1999 revenues of $1.3 billion as a result of higher sales prices, which were partly offset by lower volumes. The higher sales prices reflect significantly higher raw material costs, while the decrease in volumes reflects a slowdown in demand in the third quarter 2000.

Revenues of $5.3 billion for the first nine months of 2000 increased 63% compared to $3.25 billion for the first nine months of 1999, primarily due to higher sales prices as well as higher volumes. The increase in sales prices is in response to the significant increases in raw material costs, which have risen steadily since the first quarter 1999. Benchmark quoted ethylene prices averaged 31 cents per pound for the first nine months of 2000, a 49% increase over the first nine months of 1999. Sales volumes increased about 3% due to higher demand in the first six months of 2000 compared to the 1999 period.

COST OF SALES--Cost of sales of $1.6 billion in the third quarter 2000 increased 36% compared to $1.2 billion for the third quarter 1999. Cost of sales of $4.7 billion in the first nine months of 2000 increased 57% compared to $3.0 billion for the first nine months of 1999. The increases primarily reflected the significant increase in raw material costs.

OPERATING INCOME--Operating income of $204 million in the third quarter 2000 more than doubled from $99 million in the third quarter 1999 as higher product margins were only partly offset by the effect of lower volumes. Product margins improved as sales prices increased more than raw material costs. Operating income of $643 million for the first nine months of 2000 increased 135% from $274 million in the first nine months of 1999 due primarily to higher product margins and, to a lesser extent, higher sales volumes.

POLYMERS SEGMENT

REVENUES--Revenues of $573 million in the third quarter 2000 increased 7.5% compared to $533 million in the third quarter 1999 primarily due to a 5% increase in sales volumes. Volumes were lower in the third quarter 1999 due to the shut down, during that quarter, of less efficient HDPE and other polymer product capacity and plant maintenance. Equistar started up new HDPE capacity in the fourth quarter 1999.

Revenues of $1.7 billion for the first nine months of 2000 increased 17% compared to $1.5 billion in the first nine months of 1999 as a result of higher sales prices, which were partly offset by a 1% decrease in volumes. The sales price increases reflect pressure from higher raw material costs. The decrease in volumes reflects the effect of the turnaround at the Morris, Illinois facility during the second quarter 2000.

COST OF SALES--Cost of sales of $603 million in the third quarter 2000 increased 24% compared to $486 million for the third quarter 1999, while cost of sales of $1.8 billion in the first nine months of 2000 increased 30% compared to $1.4 billion for the first nine months of 1999. The increases primarily reflected the significant increases in raw material costs, primarily ethylene and propylene.

OPERATING INCOME--For the third quarter 2000, the polymers segment had an operating loss of $46 million compared to operating income of $26 million in the third quarter 1999. For the first nine months of 2000, the operating loss was $100 million compared to an operating profit of $46 million in the comparable 1999 period. The decreases were primarily due to lower polymers margins as sales price increases lagged behind increases in polymers raw material costs.

UNALLOCATED ITEMS

The following discusses expenses that were not allocated to the petrochemicals or polymers segments.

OTHER OPERATING EXPENSES, UNALLOCATED--These include general and administrative expenses and amortization of goodwill and other intangibles. For the first nine months of 2000, unallocated expenses were $137 million compared to $157 million in the comparable 1999 period. The decrease was primarily due to nonrecurring transition service costs related to the business contributed by Occidental in May 1998 and system implementation costs included in the first quarter 1999.

OTHER INCOME (EXPENSE), NET--Other income of $47 million in the first nine months 1999 primarily consisted of net gains on asset sales, including the sale of Equistar's concentrates and compounds business.

FINANCIAL CONDITION

OPERATING ACTIVITIES--Operating activities provided cash of $313 million in the first nine months of 2000 compared to $173 million in the comparable 1999 period. The increase in 2000 primarily reflected higher income from operations, partly offset by a significant reduction in accrued liabilities and a net increase in other components of working capital. The decrease in accrued liabilities reflected the timing of severance and other compensation-related payments as well as a change in the timing of interest payments due to the February 1999 refinancing. An increase in payables in the 2000 period only partly offset increases in receivables and inventories. Despite improved receivables collection efficiency and higher inventory turnover, receivables and inventory increased because of higher product prices and raw material costs.
The increase in receivables also reflected the timing of certain payments, which fell into the fourth quarter 2000.

INVESTING ACTIVITIES--Equistar's capital expenditures were $81 million in the first nine months of 2000 and $112 million in the first nine months of 1999. Capital expenditures in 2000 decreased due to the timing of projects and primarily include low-cost, incremental capacity expansions and cost-reduction projects. The most significant capital expenditures in 1999 related to the 480-million-pound HDPE resin expansion project at the Matagorda, Texas facility, which started operating in the fourth quarter 1999.

FINANCING ACTIVITIES--Net cash used in financing activities was $302 million in the first nine months of 2000, including $280 million of distributions to partners and $42 million of scheduled debt repayment. Equistar also had net borrowing of $20 million under its credit facility during the first nine months of 2000.

LIQUIDITY AND CAPITAL RESOURCES--Equistar has a $1.25 billion revolving credit facility that extends until November 2002. At September 30, 2000, Equistar had drawn $820 million, leaving $430 million available. Current maturities of long term debt were $90 million. The credit facility contains covenants relating to liens, sale and leaseback transactions, debt incurrence, leverage and interest coverage ratios, sales of assets and mergers and consolidations. Management believes that business conditions will be such that cash balances, cash flow from operations and funds available under the revolving credit facility will be adequate to meet Equistar's cash requirements for scheduled debt repayments and to fund ongoing operations for the foreseeable future.

CURRENT BUSINESS OUTLOOK

Equistar is anticipating lower profitability as a result of the continuing high level and volatility of raw material costs and downward pressure on product prices from new industry capacity. Industry forecasts project a continuing difficult business environment due to industry capacity additions in late 2000 and 2001. This new capacity will put pressure on product margins until demand growth absorbs the new capacity. Management's priority in the current business environment is to enhance Equistar's financial performance by actively managing its current portfolio of assets and maximizing earnings and cash flow. This includes ongoing efforts to effectively manage working capital, achieve further cost reductions and employ a disciplined capital spending program.

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

ITEM 3.  DISCLOSURE OF MARKET RISK

Equistar's exposure to market risks is described in Item 7a of its Annual Report on Form 10-K for the year ended December 31, 1999. During the current year, Equistar continued to enter into over-the-counter "derivative" contracts for crude oil to help manage its exposure to commodity price risk with respect to crude-oil related raw material purchases. These hedging arrangements have the effect of locking in, at predetermined prices and for a specified period of time, the prices that Equistar will pay for the volumes to which the hedge relates.

As of September 30, 2000, the outstanding over-the-counter "derivative" contracts totaled 4.6 million barrels. They mature from October 2000 through March 2001, and cover from 25% to 10% of Equistar's raw material requirements that are exposed to crude oil price fluctuations during this period. Based on quoted market prices as of September 30, 2000, Equistar recorded an asset of $5 million at September 30, 2000 for those contracts. Assuming a hypothetical 30% decrease in crude oil prices from those in effect at September 30, 2000 the loss in earnings for the derivatives contracts would be approximately $42 million. Sensitivity analysis was used for this purpose. Crude oil prices varied by as much as 30% during the nine months ended September 30, 2000. The quantitative information about market risk is necessarily limited because it does not take into account the effects of the underlying operating transactions.

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

           None

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Equistar Chemicals, LP


Dated:  November 14, 2000                /s/  KELVIN R. COLLARD
                                         ------------------------------
                                              Kelvin R. Collard
                                        Vice President and Controller
                                        (Duly Authorized Officer and
                                        Principal Accounting Officer)