Form 10-K405
period 2000-12-31
EQUISTAR CHEMICALS LP
filed 2001-03-16
CIK 1081158

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K


(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2000

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

                               Table of Contents

                                                                                                 Page
                                                                                                 ----
PART I..........................................................................................   1
Items 1 and 2.  Business and Properties.........................................................   1
Overview........................................................................................   1
Petrochemicals Segment..........................................................................   2
Polymers Segment................................................................................   7
Properties Owned or Leased by Equistar..........................................................  10
Research and Technology; Patents and Trademarks.................................................  11
Employee Relations..............................................................................  11
Cyclicality and Overcapacity in the Petrochemical and Polymer Industries........................  12
Operating Hazards...............................................................................  12
Environmental Matters...........................................................................  12
Item 3.  Legal Proceedings......................................................................  14
Item 4.  Submission of Matters to a Vote of Security Holders....................................  15
PART II.........................................................................................  15
Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters..................  15
Item 6.  Selected Financial Data................................................................  16
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations..  16
Item 7a.  Disclosure of Market and Regulatory Risk..............................................  23
Item 8.  Financial Statements and Supplementary Data............................................  25
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...  48
PART III........................................................................................  48
Item 10.  Members of the Partnership Governance Committee and Executive Officers of Equistar....  48
Item 11.  Executive Compensation................................................................  51
Item 12.  Security Ownership of Certain Beneficial Owners and Management........................  57
Item 13.  Certain Relationships and Related Transactions........................................  59
PART IV.........................................................................................  64
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................  64

                                     PART I

Items 1 and 2.  Business and Properties

Overview

     Equistar Chemicals, LP ("Equistar") is one of the largest chemical producers in the world with total 2000 revenues of $7.5 billion and assets of $6.6 billion at the end of 2000. It currently is the world's third largest, and North America's second largest, producer of ethylene, the world's most widely used petrochemical. Equistar currently is also the third largest producer of polyolefins in North America.

     Equistar's petrochemicals segment manufactures and markets olefins, oxygenated products, aromatics and specialty products. Equistar's olefins products are primarily ethylene, propylene and butadiene. Olefins and their co-products are basic building blocks used to create a wide variety of products. Ethylene is used to produce polyethylene, ethylene oxide, ethylene dichloride and ethylbenzene. Propylene is used to produce polypropylene and propylene oxide. Equistar's oxygenated products include ethylene oxide ("EO"), ethylene glycol ("EG"), ethanol and methyl tertiary butyl ether ("MTBE"). Oxygenated products have uses ranging from paint to cleaners to polyester fibers to gasoline additives. Equistar's aromatics are benzene and toluene.

     Equistar's polymers segment manufactures and markets polyolefins, including high-density polyethylene, low-density polyethylene, linear low-density polyethylene, polypropylene and performance polymers. Polyethylene is used to produce packaging film, trash bags and lightweight high-strength plastic bottles for milk, juices, shampoos and detergents. Polypropylene is used in a variety of products including plastic caps and other closures, rigid packaging, automotive components, and carpet facing and backing. Equistar's performance polymers include enhanced grades of polyethylene such as wire and cable insulating resins and polymeric powders. For additional segment information, see Note 17 of Notes to Consolidated Financial Statements.

     Equistar was formed in December 1997 as a Delaware limited partnership owned by Lyondell Chemical Company ("Lyondell") and Millennium Chemicals Inc. ("Millennium"). Lyondell contributed substantially all of the assets of its petrochemicals and polymers business segments. Millennium contributed substantially all of the assets of Millennium Petrochemicals Inc.'s ethylene, polyethylene and related products, performance polymers and ethanol businesses. In May 1998, Lyondell, Millennium, Equistar and Occidental Petroleum Corporation ("Occidental") consummated a series of transactions to expand Equistar through the addition of Occidental's petrochemical assets (the "Occidental Contributed Business"). Lyondell's aggregate interest in Equistar is 41%, and each of Millennium's and Occidental's aggregate interest in Equistar is 29.5%. In September 2000, Millennium publicly announced that it had terminated the January 2000 announced active marketing of its interest in Equistar. However, there can be no assurance that Millennium will not sell its interest in Equistar at some point. Equistar does not expect any such sale to affect its operations or results.

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

Petrochemicals Segment

Overview

     Petrochemicals are fundamental to many segments of the economy, including the production of consumer products, housing components, automotive products and other durable and nondurable goods. Equistar produces a variety of petrochemicals, including olefins, oxygenated products, aromatics and specialty products, at twelve facilities located in six states. Olefins include ethylene, propylene and butadiene. Oxygenated products include EO, EG, ethanol and MTBE. Aromatics produced are benzene and toluene. Equistar's petrochemical products are used to manufacture polymers and intermediate chemicals, which are used in a variety of consumer and industrial products. Ethylene is the most significant petrochemical in terms of worldwide production volume and is the key building block for polyethylene and a large number of other chemicals, plastics and synthetics. With the strong growth of end-use products derived from ethylene during the past several decades, especially as plastics have developed into low-cost, high-performance substitutes for a wide range of materials such as metals, paper and glass, U.S. ethylene consumption has grown by an average annual rate of approximately 4%.

     The Chocolate Bayou, Corpus Christi and two Channelview, Texas olefins plants use petroleum liquids, including naphtha, condensates and gas oils (collectively "Petroleum Liquids"), to produce ethylene. Assuming the co-products are recovered and sold, the cost of ethylene production from Petroleum Liquids historically has been less than the cost of producing ethylene from natural gas liquids, including ethane, propane and butane (collectively, "NGLs"). The use of Petroleum Liquids results in the production of a significant amount of co-products such as propylene, butadiene, benzene and toluene, and specialty products, such as dicyclopentadiene ("DCPD"), isoprene, resin oil, piperylenes and hydrogen. Based upon independent third-party surveys, management believes that its Channelview facility is the lowest production cost olefins facility in the United States. Equistar's Morris, Illinois; Clinton, Iowa; Lake Charles, Louisiana; and LaPorte, Texas plants are designed to primarily use NGLs, which primarily produce ethylene with some co-products such as propylene. A comprehensive pipeline system connects the Gulf Coast plants with major olefins customers. Raw materials are sourced both internationally and domestically and are shipped via vessel and pipeline.

     Equistar produces EO and its primary derivative, EG, at facilities located at Pasadena, Texas and through a 50/50 joint venture with DuPont de Nemours and Company ("DuPont") in Beaumont, Texas. The Pasadena facility also produces other derivatives of EO, principally ethers and ethanolamines. EG is used in antifreeze and in polyester fibers, resins and films. Ethylene oxide and its derivatives are used in many consumer and industrial end uses, such as detergents and surfactants, brake fluids and polyurethane foams for seating and bedding.

     Equistar produces synthetic ethanol at its Tuscola, Illinois plant by a direct hydration process that combines water and ethylene. Equistar also owns and operates facilities in Newark, New Jersey and Anaheim, California for denaturing ethanol by the addition of certain chemicals. In addition, it produces small volumes of diethyl ether, a by-product of its ethanol production, at Tuscola. These ethanol products are ingredients in various consumer and industrial products as described more fully in the table below.

  The following table outlines Equistar's primary petrochemical products, annual processing capacity as of January 1, 2001, and the primary uses for such products. Unless otherwise specified, annual processing capacity was calculated by estimating the number of days in a typical year that a production unit of a plant is expected to operate, after allowing for downtime for regular maintenance, and multiplying that number by an amount equal to the unit's optimal daily output based on the design raw material mix. Because the processing capacity of a production unit is an estimated amount, actual production volumes may be more or less than the capacities set forth below.

          Product                     Annual Capacity                                      Primary Uses
---------------------------  ----------------------------------  -----------------------------------------------------------------
OLEFINS:
--------
Ethylene                     11.6 billion pounds                 Ethylene is used as a raw material to manufacture polyethylene,
                                                                 EO, ethanol, ethylene dichloride and ethylbenzene.

Propylene                    5.0 billion pounds (a)              Propylene is used to produce polypropylene, acrylonitrile and propylene oxide.

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

OXYGENATED PRODUCTS:
--------------------

Ethylene Oxide (EO)          1.1 billion pounds ethylene oxide   EO is used to produce surfactants, industrial cleaners,
                             equivalents; 400 million pounds     cosmetics, emulsifiers, paint, heat transfer fluids and ethylene
                             as pure ethylene oxide              glycol.

Ethylene Glycol (EG)         1 billion pounds                    EG is used to produce polyester fibers and film, polyethylene terephthalate ("PET") resin, heat transfer fluids and automobile antifreeze.

Ethylene Oxide               225 million pounds                  EO derivatives are used to produce paint and coatings, polishes,
Derivatives                                                      solvents and chemical intermediates.


MTBE                         284 million gallons                 MTBE is a gasoline component for reducing emissions in
                             (18,500 barrels/day)(b)             reformulated gasolines and enhancing octane value.


Ethanol                      50 million gallons                  Ethanol is used in the production of solvents as well as
                                                                 household, medicinal and personal care products.
AROMATICS:
----------

Benzene                      310 million gallons                 Benzene is used to produce styrene, phenol and cyclohexane.
                                                                 These products are used in the production of nylon, plastics, rubber and polystyrene.  Polystyrene is used in insulation, packaging and drink cups.

Toluene                      66 million gallons                  Toluene is used as an octane enhancer in gasoline, as a chemical feedstock for benzene production, and a core ingredient in TDI, a compound used in urethane production.

SPECIALTY PRODUCTS:
-------------------

Dicyclopentadiene            130 million pounds                  DCPD is a component of inks, adhesives and polyester resins for
(DCPD)                                                           molded parts such as tub and shower stalls and boat hulls.


Isoprene                     145 million pounds                  Isoprene is a component of premium tires, adhesive sealants and other rubber products.

Resin Oil                    150 million pounds                  Resin oil is used in the production of hot-melt-adhesives, inks, sealants, paints and varnishes.

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

Alkylate                     337 million gallons(c)              Alkylate is a premium gasoline blending component used by
                                                                 refiners to meet Clean Air Act standards for reformulated
                                                                 gasoline.

Diethyl Ether                5 million gallons                   Diethyl ether is used in laboratory reagents, gasoline and diesel engine starting fluid, liniments, analgesics and
                                                                 smokeless gunpowder.

__________
(a) Does not include refinery-grade material or production from the product flexibility unit at Equistar's Channelview facility, which can convert ethylene and other light petrochemicals into propylene. This facility has a current annual processing capacity of one billion pounds per year of propylene.
(b) Includes up to 44 million gallons/year of capacity operated for the benefit of LYONDELL-CITGO Refining LP.
(c) Includes up to 172 million gallons/year of capacity operated for the benefit of LYONDELL-CITGO Refining LP.

Raw Materials and Ethylene Purchases

     The raw materials cost for olefins production is generally the largest component of total cost for the petrochemicals business. Olefins plants with the flexibility to consume a wide range of raw materials generally are able to maintain higher profitability during periods of changing energy and petrochemicals prices than olefins plants that are restricted in their raw material processing capability, assuming the co-products are recovered and sold. The primary raw materials used in the production of olefins are Petroleum Liquids (also referred to as "heavy raw materials") and NGLs (also referred to as "light raw materials"). Petroleum Liquids have had a historical cost advantage over NGLs such as ethane and propane, assuming the co-products are recovered and sold. For example, using Petroleum Liquids typically generates between one and four cents additional margin per pound of ethylene produced compared to using ethane. Equistar has the capability to realize this margin advantage at the Channelview, Corpus Christi and Chocolate Bayou facilities. This cost advantage is expected to continue due to the significantly higher capital cost for new plants with the capability to process both heavy raw materials (Petroleum Liquids) and their resulting co-products in contrast to processing light raw materials (NGLs).

     The Channelview facility is uniquely flexible in that it can process 100% Petroleum Liquids or up to 80% NGLs. The Corpus Christi plant can process up to 70% Petroleum Liquids or up to 70% NGLs, subject to the availability of NGLs. The Chocolate Bayou facility processes 100% Petroleum Liquids. Equistar's four other olefins facilities currently process only NGLs. Equistar's LaPorte facility can process heavier NGLs, such as butane and natural gasoline.

     The majority of Equistar's Petroleum Liquids requirements are purchased via contractual arrangement from a variety of third-party domestic and foreign sources. Equistar also purchases Petroleum Liquids on the spot market from third-party domestic and foreign sources. Equistar purchases NGLs from a wide variety of domestic and international sources. Equistar obtains a portion of its olefins raw material requirements from LYONDELL-CITGO Refining LP at market-related prices.

     In addition to producing its own ethylene, Equistar assumed certain agreements of an affiliate of Millennium for the purchase of ethylene from Gulf Coast producers at market prices. Ethylene purchase obligations under the Millennium contracts terminated at the end of 2000.

Marketing and Sales

     Ethylene produced by the LaPorte, Morris and Clinton facilities is generally consumed as raw material by the polymers operations at those sites, except for the ethylene produced at LaPorte and sold to Millennium. Ethylene and propylene produced at the Channelview, Corpus Christi, Chocolate Bayou and Lake Charles olefins plants are generally distributed by pipeline or via exchange agreements to Equistar's Gulf Coast polymer and ethylene oxide and glycol facilities as well as to Equistar's affiliates and third parties. As of January 1, 2001, approximately 80% of the ethylene produced by Equistar was consumed internally or sold to Equistar's affiliates at market-related prices.

     With respect to sales to third parties, Equistar sells a majority of its olefins products to customers with whom Lyondell and Occidental have had long-standing relationships. Sales to third parties generally are made under written agreements that typically provide for monthly negotiation of price; customer purchase of a specified minimum quantity; and three- to six-year terms with automatic one- or two-year term extension provisions. Some contracts may be terminated early if deliveries have been suspended for several months. No single unrelated third party customer accounted for more than 10% of total segment revenues in 2000.

     Ethylene oxide and ethylene glycol are sold under long-term contracts of three to five years' duration to third-party customers, with pricing negotiated on a quarterly basis to reflect market conditions. Glycol ethers are sold primarily into the solvent and distributor markets under one-year contracts at market prices, as are ethanolamines and brake fluids. Ethanol and ethers are sold to third-party customers under one-year contracts at market prices.

     Equistar licenses MTBE technology under a license from an affiliate of Lyondell and sells a significant portion of MTBE produced at one of its two Channelview units to Lyondell at market-related prices. The production from the second unit is consumed by LYONDELL-CITGO Refining LP for gasoline blending. MTBE produced at Chocolate Bayou is sold to third parties at market-related prices.

     Equistar sells most of its aromatics production under contracts that have initial terms ranging from two to three years and that typically contain automatic one-year term extension provisions. These contracts generally provide for monthly or quarterly price adjustments based upon current market prices. Aromatics produced by LYONDELL-CITGO Refining LP, with the exception of benzene, are marketed by Equistar for LYONDELL-CITGO Refining LP under contracts with similar terms to Equistar's own. Benzene produced by LYONDELL-CITGO Refining LP is sold directly to Equistar at market-related prices.

     Most of the ethylene and propylene production of the Channelview, Chocolate Bayou, Corpus Christi and Lake Charles facilities is shipped via a 1,430-mile pipeline system which has connections to numerous Gulf Coast ethylene and propylene consumers. This pipeline system, some of which is owned and some of which is leased by Equistar, extends from Corpus Christi to Mont Belvieu to Port Arthur, Texas as well as around the Lake Charles, Louisiana area. In addition, exchange agreements with other olefins producers allow access to customers who are not directly connected to Equistar's pipeline system. Some ethylene is shipped by railcar from Clinton, Iowa to Morris, Illinois. Some propylene is shipped by ocean-going vessel. Ethylene oxide is shipped by railcar, and its derivatives are shipped by railcar, truck, isotank or ocean-going vessel. Butadiene, aromatics and other petrochemicals are distributed by pipeline, railcar, truck, barge or ocean-going vessel.

Competition and Industry Conditions

     The basis for competition in Equistar's petrochemicals products is price, product quality, product deliverability and customer service. Equistar competes with other large domestic producers of petrochemicals, including BP Amoco p.l.c. ("BP"), Chevron Phillips Chemical Company LP ("Chevron Phillips"), The Dow Chemical Company ("Dow"), Exxon Mobil Corporation ("Exxon Mobil"), Huntsman Chemical Company and Shell Chemical Company ("Shell"). Industry consolidation, including the combinations of British Petroleum and Amoco, Exxon and Mobil, and Dow and Union Carbide Corporation, and the formation of Chevron Phillips, has concentrated the industry in fewer, although larger and stronger, competitors.

     The combined rated capacity of Equistar's olefins units at January 1, 2001 was approximately 11.6 billion pounds of ethylene per year or approximately 16% of total North American production capacity. Based on published rated production capacities, Equistar believes it is currently the second largest producer of ethylene in North America. North American ethylene rated capacity at January 1, 2001 was approximately 72 billion pounds per year. Of the total ethylene production capacity in the United States, approximately 95% is located along the Gulf Coast.

     Petrochemicals profitability is affected by raw material costs and the level of demand for petrochemicals and derivatives, along with vigorous price competition among producers which may intensify due to, among other things, the addition of new capacity. In general, demand is a function of economic growth in the United States and elsewhere in the world, which fluctuates. Capacity additions in excess of annual growth also put pressure on margins. It is not possible to predict accurately the changes in raw material costs, market conditions and other factors that will affect petrochemical industry margins in the future.

     The petrochemicals industry historically has experienced significant volatility in profitability due to the level of capacity utilization. Producers of olefins primarily for merchant supply to unaffiliated customers typically experience greater variations in their sales volumes and profitability when industry supply and demand relationships are not balanced in comparison to more integrated competitors, i.e., those with a higher proportion of captive demand for olefins derivatives production. Equistar currently consumes or sells to its partners' downstream derivatives facilities approximately 80% of its ethylene production, which has the effect of reducing volatility.

     Equistar's other major commodity chemical products also experience cyclical market conditions similar to, although not necessarily coincident with, those of ethylene.

Polymers Segment

Overview

     Through facilities located at nine plant sites in four states, Equistar's polymers segment manufactures a wide variety of polyolefins, including polyethylene, polypropylene and various performance polymers.

     Equistar currently manufactures polyethylene using a variety of technologies at five facilities in Texas and at its Morris, Illinois and Clinton, Iowa facilities. The Morris and Clinton facilities are the only polyethylene facilities located in the U.S. Midwest and enjoy a freight cost advantage over Gulf Coast producers in delivering products to customers in the U.S. Midwest and on the East Coast of the United States. Polyethylene is used in a wide variety of consumer products, packaging materials and industrial applications.

     Equistar produces performance polymer products, which include enhanced grades of polyethylene and polypropylene, at several of its polymers facilities. Equistar believes that, over a business cycle, average selling prices and profit margins for performance polymers tend to be higher than average selling prices and profit margins for higher-volume commodity polyethylenes. Equistar also produces wire and cable insulating resins and compounds at Morris, Illinois; and LaPorte, Texas; and wire and cable insulating compounds at Tuscola, Illinois; and Fairport Harbor, Ohio. Wire and cable insulating resins and compounds are used to insulate copper and fiber optic wiring in power, telecommunication, computer and automobile applications. Equistar's Morris, Illinois and Pasadena, Texas facilities manufacture polypropylene using propylene produced as a co-product of Equistar's ethylene production as well as propylene purchased from third parties. Polypropylene is sold for various applications in the automotive, housewares and appliance industries.

     The following table outlines Equistar's polymers and performance polymers products, annual processing capacity at January 1, 2001, and the primary uses for such products. The table excludes capacity of Equistar's Port Arthur, Texas facility, which was permanently shut down February 28, 2001. Unless otherwise specified, annual processing capacity was calculated by estimating the number of days in a typical year that a production unit of a plant is expected to operate, after allowing for downtime for regular maintenance, and multiplying that number by an amount equal to the unit's optimal daily output based on the design raw material mix. Because the processing capacity of a production unit is an estimated amount, actual production volumes may be more or less than the capacities set forth below.


               Product                    Annual Capacity                              Primary Uses
--------------------------------------  -------------------  ----------------------------------------------------------------
High density polyethylene (HDPE)        3.1 billion pounds   HDPE is used to manufacture grocery, merchandise and trash
                                        (a)                  bags; food containers for items from frozen desserts to
                                                             margarine; plastic caps and closures; liners for boxes of
                                                             cereal and crackers; plastic drink cups and toys; dairy crates;
                                                             bread trays and pails for items from paint to fresh fruits and vegetables; safety equipment such as hard hats; house wrap for insulation; bottles for household/industrial chemicals and motor oil; milk/water/juice bottles; and large (rotomolded)
                                                             tanks for storing liquids like agricultural and lawn care
                                                             chemicals.

Low density polyethylene (LDPE)         1.5 billion pounds   LDPE is used to manufacture food packaging films; plastic
                                        (a)                  bottles for packaging food and personal care items; dry
                                                             cleaning bags; ice bags; pallet shrink wrap; heavy-duty bags for mulch and potting soil; boil-in-bag bags; coatings on
                                                             flexible packaging products; and coatings on paper board such as milk cartons. Specialized forms of LDPE are Ethyl Methyl
                                                             Acrylate ("EMA'"), which provides adhesion in a variety of applications, and Ethylene Vinyl Acetate ("EVA"), which is used in foamed sheets, bag-in-box bags, vacuum cleaner hoses, medical tubing, clear sheet protectors and flexible binders.

Linear low density polyethylene         1.1 billion pounds   LLDPE is used to manufacture garbage and lawn-leaf bags;
 (LLDPE)                                                     housewares; lids for coffee cans and margarine tubs; and large
                                                             (rotomolded) toys like outdoor gym sets.

Polypropylene                           680 million pounds   Polypropylene is used to manufacture fibers for carpets, rugs and upholstery; housewares; automotive battery cases;
                                                             automotive fascia, running boards and bumpers; grid-type
                                                             flooring for sports facilities; fishing tackle boxes; and
                                                             bottle caps and closures.

Wire and Cable Insulating               (b)                  Wire and cable insulating resins and compounds are used to
Resins and Compounds                                         insulate copper and fiber optic wiring in power,
                                                             telecommunication, computer and automobile applications.

Polymeric Powders                       (b)                  Polymeric powders are component products in structural and bulk molding compounds, parting agents and filters for appliance, automotive and plastics processing industries.

Polymers for Adhesives, Sealants        (b)                  Polymers are components in hot-melt-adhesive formulations for
and Coatings                                                 case, carton and beverage package sealing, glue sticks,
                                                             automotive sealants, carpet backing and adhesive labels.

Reactive Polyolefins                    (b)                  Reactive polyolefins are functionalized polymers used to bond non-polar and polar substrates in barrier food packaging, wire and cable insulation and jacketing, automotive gas tanks and metal coating applications.

Liquid Polyolefins                      (b)                  Liquid polyolefins are a diesel fuel additive to inhibit
                                                             freezing.

_______________
(a) Excludes capacity of Port Arthur, Texas facility, which was permanently shut down February 28, 2001.
(b) These are enhanced grades of polyethylene and are included in the capacity figures for HDPE, LDPE and LLDPE above, as appropriate.

Raw Materials


     With the exception of the Chocolate Bayou polyethylene plant, Equistar's polyethylene and polypropylene production facilities can receive their ethylene and propylene directly from Equistar's petrochemical facilities via Equistar's olefins pipeline system or from on-site production. The polyethylene plants at Chocolate Bayou, LaPorte and Pasadena, Texas are pipeline-connected to third parties and can receive ethylene via exchanges or purchases. The polypropylene facility at Morris, Illinois also receives propylene from third parties.

Marketing and Sales

     Equistar's polymers products are primarily sold to an extensive base of established customers. Approximately 50% of these customers have term contracts, typically having a duration of one to three years. The remainder is generally sold without contractual term commitments. In either case, in most of the continuous supply relationships, prices are subject to change upon mutual agreement between Equistar and the customer. No single unrelated third party customer accounted for more than 10% of total segment revenues in 2000.

     Polymers are primarily distributed via railcar. Equistar owns or leases, pursuant to long-term lease arrangements, approximately 8,600 railcars for use in its polymers business. Equistar sells its polymers products in the United States and Canada primarily through its own sales organization. It generally engages sales agents to market its products in the rest of the world.

Competition and Industry Conditions

     The basis for competition in Equistar's polymers products is price, product performance, product quality, product deliverability and customer service. Equistar competes with other large producers of polymers, including Atofina, BP, Chevron Phillips, Dow, Eastman Chemical Company, Exxon Mobil, Formosa Plastics, Huntsman Chemical Company, Solvay Polymers and Westlake Polymers. Industry consolidation, including the combinations of British Petroleum and Amoco, Exxon and Mobil, and Dow and Union Carbide Corporation, the formation of Chevron Phillips, and the pending polymers business combinations between BP and Solvay, has concentrated the industry in fewer, although larger and stronger, competitors. Polymers profitability is affected by the worldwide level of demand for polymers, along with vigorous price competition which may intensify due to, among other things, new domestic and foreign industry capacity. In general, demand is a function of economic growth in the United States and elsewhere in the world, which fluctuates. It is not possible to predict accurately the changes in raw material costs, market conditions and other factors, which will affect polymers industry margins in the future.

     Based on published rated industry capacities, Equistar is the third largest producer of polyethylene in North America and is a leading domestic producer of polyolefins powders, compounds, wire and cable insulating resins, and polymers for adhesives. The combined rated capacity of Equistar's polyethylene units as of January 1, 2001 was approximately 5.7 billion pounds per year or approximately 14% of total industry capacity in North America. There are approximately 15 other North American producers of polyethylene, including Chevron Phillips, Dow, Exxon Mobil, Nova Chemicals and Solvay Polymers. Equistar's polypropylene capacity, 680 million pounds per year as of January 1, 2001, represents approximately 4.5% of the total North American polypropylene capacity. There are approximately 15 other North American competitors in the polypropylene business, including Atofina, Basell, BP, Chevron Phillips, Dow and Exxon Mobil.

Properties Owned or Leased by Equistar

  Equistar's principal manufacturing facilities and principal products are set forth below. All of these facilities are wholly owned by Equistar unless otherwise noted.

                Location                                                  Principal Products
----------------------------------------             -------------------------------------------------------------
Beaumont, Texas(a)......................             EG
Channelview, Texas(b)...................             Ethylene, Propylene, Butadiene, Benzene, Toluene, DCPD,
                                                     Isoprene, Resin Oil, Piperylenes, Alkylate and MTBE
Corpus Christi, Texas...................             Ethylene, Propylene, Butadiene and Benzene
Chocolate Bayou, Texas(c)...............             HDPE
Chocolate Bayou, Texas(c)(d)............             Ethylene, Propylene, Butadiene, Benzene, Toluene, DCPD,
                                                     Isoprene, Resin Oil and MTBE
LaPorte, Texas (e)......................             Ethylene, Propylene, LDPE, LLDPE, HDPE, Liquid Polyolefins,
                                                     Wire and Cable Insulating Resins and Compounds
Matagorda, Texas........................             HDPE
Pasadena, Texas(f)......................             EO, EG and Other EO Derivatives
Pasadena, Texas(f)......................             Polypropylene and LDPE
Victoria, Texas(d)......................             HDPE
Lake Charles, Louisiana(g)..............             Ethylene, and Propylene
Morris, Illinois........................             Ethylene, Propylene, LDPE, LLDPE and Polypropylene
Tuscola, Illinois.......................             Ethanol, Diethyl Ether, Wire and Cable Insulating Compounds
                                                     and Polymeric Powders
Clinton, Iowa...........................             Ethylene, Propylene, LDPE and HDPE
Fairport Harbor, Ohio(g)................             Wire and Cable Insulating Compounds
Anaheim, California.....................             Denatured Alcohol
Newark, New Jersey......................             Denatured Alcohol

_____________
(a) The Beaumont facility is owned by PD Glycol, a partnership owned 50% by Equistar and 50% by DuPont.
(b) The Channelview facility has two ethylene processing units. Lyondell Methanol Company, L.P. owns a methanol plant located within the Channelview facility on property Lyondell Methanol Company, L.P. leases from Equistar.
    A third party owns and operates a facility on land leased from Equistar that is used to purify hydrogen from Lyondell Methanol Company, L.P.'s methanol plant. Equistar also operates a styrene maleic anhydride unit and a polybutadiene unit which are owned by a third party and are located on property leased from Equistar within the Channelview facility.
(c) Millennium and Occidental each contributed a facility located in Chocolate Bayou. These facilities are not on contiguous property.
(d) The land is leased, and the facility is owned.
(e) All of the HDPE capacity and a portion of the LDPE capacity at the LaPorte facility has been idled since the first quarter of 2000.
(f) Occidental and Lyondell each contributed facilities located in Pasadena. These facilities are primarily on contiguous property, and Equistar operates them as one site to the extent practicable. These facilities are operated in conjunction with the LaPorte facility.
(g) The facilities and land are leased.

    Equistar also owns a storage facility, a brine pond and a tract of vacant land in Mont Belvieu, Texas, located approximately 15 miles east of the Channelview facility. Storage capacity for up to approximately 13 million barrels of NGLs, ethylene, propylene and other hydrocarbons is provided in salt domes at the Mont Belvieu facility. There are an additional 3 million barrels of ethylene and propylene storage operated by Equistar on leased property in Markham, Texas.

    Equistar uses an extensive olefins pipeline system, some of which it owns and some of which it leases, extending from Corpus Christi to Mont Belvieu to Port Arthur and around the Lake Charles area. Equistar owns other pipelines in connection with its Tuscola, Chocolate Bayou, Matagorda, Victoria, Corpus Christi and LaPorte facilities. Equistar owns and leases several pipelines connecting the Channelview facility, the Refinery and the

Mont Belvieu storage facility; these pipelines are used to transport feedstocks, butylenes, hydrogen, butane, MTBE and unfinished gasolines. Equistar also owns a barge docking facility near the Channelview facility capable of berthing eight barges and related terminal equipment for loading and unloading raw materials and products. Equistar owns or leases pursuant to long-term lease arrangements approximately 12,200 railcars for use in its business.

     Equistar sub-leases its executive offices and corporate headquarters from Lyondell in downtown Houston. In addition, Equistar owns facilities which house the Morris and Cincinnati research operations. Equistar also leases sales facilities and leases storage facilities, primarily in the Gulf Coast area, from various third parties for the handling of products.

Research and Technology; Patents and Trademarks

     Equistar maintains a significant research and development facility in Cincinnati, Ohio. Equistar has additional research facilities in Morris, Illinois; Matagorda, Texas; and Chocolate Bayou, Texas. Equistar's research and development expenditures for 2000, 1999 and 1998 were $38 million, $42 million, and $40 million, respectively.

     The Channelview facility employs proprietary technology owned by Lyondell to convert ethylene and other light petrochemical streams into propylene. Consistent with its strategy, Equistar is conducting a research project to investigate alternative olefin feedstocks for use at the Channelview, Chocolate Bayou and/or Corpus Christi facilities. These alternative olefin feedstocks could significantly lower costs and provide an additional competitive advantage at these facilities.

     Recent polymers industry announcements relate to the development of single-site catalysts. Successful development and commercialization of these catalysts are expected to result in enhanced polymer properties and higher margin products. Equistar is conducting research and developing several non-metallocene single-site catalysts (STAR(TM) catalysts) for use in the production of polyolefins resins. Equistar has several patents and patent applications pending in connection with research and development efforts in this area. Equistar does not believe that the loss of any individual patent or trade secret would have a material adverse effect on its petrochemicals or polymers businesses.

     In August 2000, Equistar and ABB Lummus Global formed a joint venture, Novolen Technology Holdings C.V., to acquire the Novolen(R) technology business from Targor GmbH, a subsidiary of BASF AG. The joint venture, owned 80% by ABB and 20% by Equistar, licenses the Novolen(R) technology and supports new catalyst and process development through joint research and development programs.

     Equistar uses numerous technologies in its operations, many of which are licensed from third parties. Equistar and Maruzen Petrochemical Co., Ltd. jointly own a bi-modal process for the production of HDPE. Equistar uses this bi-modal process at its Matagorda, Texas facility. Significant licenses held by Equistar include the Unipol process for the production of LLDPE, and certain other licenses for the production of EO, EG, polyethylene and polypropylene. Equistar is not dependent on the retention of any particular license, and it believes that the loss of any individual license would not have a material adverse effect on its operations.

     Equistar acquired rights to numerous trademarks from Lyondell and Millennium Petrochemicals in connection with its formation, including ALATHON(R), KromaLon(R), Petrothene(R), Ultrathene(R), Vynathene(R) and Microthene(R). Equistar's right to use these trademarks is perpetual as long as Equistar actively uses the trademarks. Equistar is not dependent upon any particular trademark, and it believes the loss of any individual trademark would not have a material adverse effect on its operations.

Employee Relations

     As of December 31, 2000, Equistar employed approximately 3,700 full-time employees. Equistar also uses the services of independent contractors in the routine conduct of its business. Approximately 270 hourly workers are covered by collective bargaining agreements. Equistar believes that its relations with its employees are good.

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

     Equistar and its predecessors' historical operating results reflect the cyclical nature of the petrochemical and polymer industries. The petrochemical and polymer industries are mature, and industry margins are sensitive to cyclical petrochemical supply and demand balances. The petrochemical and polymer industries have experienced alternating periods of tight supply, causing prices and profit margins to increase, followed by periods when substantial additional capacity is added, resulting in oversupply and declining prices and profit margins. Currently, there is some overcapacity in the polymers industry, and a number of Equistar's competitors in various segments of both the polymer and petrochemical industries have expanded or announced plans for expansion of plant capacity. There can be no assurance that future growth in product demand will be sufficient to utilize this additional, or even current, capacity. Excess industry capacity, to the extent it occurs, may lower Equistar's production rates and margins and its income and cash flow. Furthermore, a number of Equistar's products are highly dependent on durable goods markets, such as housing and automotive, that are themselves particularly cyclical.

     Also, due to the commodity nature of most of Equistar's products, it is not necessarily able to protect its market position by product differentiation or pass on cost increases to its customers. Accordingly, increases in raw material and other costs do not necessarily correlate with changes in product prices, either in the direction of the price change or in magnitude. Specifically, differences in pricing between raw material prices, which change daily, and contract product prices, which in many cases are negotiated only monthly, sometimes with an additional lag in effective dates, can have a positive or negative effect on profitability. As a result, changes in commodity prices will affect Equistar's income and cash flow.

Operating Hazards

     The occurrence of material operating problems, including, but not limited to, the events described below, may have a material adverse effect on the productivity and profitability of a particular manufacturing facility, or on Equistar as a whole, during and after the period of such operational difficulties. Equistar's revenues are dependent on the continued operation of its various production facilities (including the ability to complete construction projects on schedule). Equistar's operations are subject to the usual hazards associated with chemical manufacturing and the related storage and transportation of raw materials, products and wastes, including pipeline leaks and ruptures, explosions, fires, inclement weather and natural disasters, mechanical failure, unscheduled downtime, labor difficulties, transportation interruptions, remediation complications, chemical spills, discharges or releases of toxic or hazardous substances or gases, storage tank leaks and other environmental risks. These hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment and environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties. Furthermore, Equistar is also subject to present and future claims with respect to workplace exposure, workers' compensation and other matters. Equistar maintains property, business interruption and casualty insurance which it believes is in accordance with customary industry practices, but it is not fully insured against all potential hazards incident to its business.

Environmental Matters

     The production facilities of Equistar are generally required to have permits and licenses regulating air emissions, discharges to water and storage, treatment and disposal of hazardous wastes. Companies such as Equistar that are permitted to treat, store or dispose of hazardous waste and maintain underground storage tanks pursuant to the Resource Conservation and Recovery Act (``RCRA'') also are required to meet certain financial responsibility requirements. Equistar believes that it has all permits and licenses generally necessary to conduct its business or, where necessary, is applying for additional, amended or modified permits and that it meets applicable financial responsibility requirements.

     The policy of Equistar is to be in compliance with all applicable environmental laws. Equistar also is committed to Responsible Care(R), an international chemical industry initiative to enhance the industry's responsible management of chemicals. Equistar (together with the industries in which it operates) is subject to extensive national, state and local environmental laws and regulations concerning emissions to the air, discharges onto land or waters and the generation, handling, storage, transportation, treatment and disposal of waste materials. Many of these laws and regulations provide for substantial fines and potential criminal sanctions for violations. Some of these laws and regulations are subject to varying and conflicting interpretations. In addition, Equistar cannot accurately predict future developments, such as increasingly strict requirements of environmental laws, and inspection and enforcement policies and compliance costs therefrom, which might affect the handling, manufacture, use, emission or disposal of products, other materials or hazardous and non-hazardous waste. Some risk of environmental costs and liabilities is inherent in particular operations and products of Equistar, as it is with other companies engaged in similar businesses, and there is no assurance that material costs and liabilities will not be incurred. In general, however, with respect to the capital expenditures and risks described above, Equistar does not expect that it will be affected differentially from the rest of the chemicals and refining industry where its facilities are located.

     Environmental laws may have a significant effect on the nature and scope of cleanup of contamination at current and former operating facilities, the costs of transportation and storage of raw materials and finished products and the costs of the storage and disposal of water. Also, U.S. ``Superfund'' statutes may impose joint and several liability for the costs of remedial investigations and actions on the entities that generated waste, arranged for disposal of the wastes, transported to or selected the disposal sites and the past and present owners and operators of such sites. All such responsible parties (or any one of them, including Equistar) may be required to bear all of such costs regardless of fault, legality of the original disposal or ownership of the disposed site.

     In some cases, compliance with environmental, health and safety laws and regulations can only be achieved by capital expenditures. In the years ended December 31, 2000 and 1999, Equistar spent approximately $6 million and $3 million, respectively, for environmentally related capital expenditures at existing facilities. In 2001, Equistar currently estimates that environmentally related capital expenditures at its existing facilities will be approximately $9 million. Equistar anticipates that the level of such expenditures will increase in 2002 as a result of, among other things, implementation of a plan to reach the Houston/Galveston region ozone standard, as discussed below. The timing and amount of these expenditures are subject to regulatory and other uncertainties described in this report as well as obtaining the necessary permits and approvals.

     The eight-county Houston/Galveston region has been designated a severe non-attainment area for ozone by the EPA. As a result, the Texas Natural Resource Conservation Commission ("TNRCC") has submitted a plan to the EPA to reach and demonstrate compliance with the ozone standard by the year 2007. Equistar has been actively involved with a number of organizations to help solve the ozone problem in the most cost-effective manner and, in January 2001, Equistar and an organization composed of industry participants filed a lawsuit against the TNRCC to encourage adoption of their alternative plan to achieve the same air quality improvement with less negative economic impact on the region.

     Ozone is a product of the reaction between volatile organic compounds ("VOCs") and nitrogen oxides ("NOx") in the presence of sunlight, and is a principal component of smog. Because much has already been done to limit VOC emissions, the proposed plans for meeting the ozone standard focus on significant reductions in NOx emissions. It is expected that drastic cuts in industrial sources of NOx will be required under any plan to meet the ozone standard. These emission reduction controls must be installed during the next several years, well in advance of the 2007 deadline. This could result in increased capital investment, which could be between $150 million and $300 million before the 2007 deadline, as well as higher annual operating costs for Equistar. See "Item 3. Legal Proceedings."

     In the United States, the Clean Air Act Amendments of 1990 set minimum levels for oxygenates, such as MTBE, in gasoline sold in areas not meeting specified air quality standards. However, while studies by federal and state agencies and other organizations have shown that MTBE is safe for use in gasoline, is not carcinogenic and is effective in reducing automotive emissions, the presence of MTBE in some water supplies in California and other states due to gasoline leaking from underground storage tanks and in surface water from recreational water craft has led to public concern that MTBE may, in certain limited circumstances, affect the taste and odor of drinking water supplies, and thereby lead to possible environmental issues.

     Certain federal and state governmental initiatives have sought either to rescind the oxygenate requirement for reformulated gasoline or to restrict or ban the use of MTBE. Such actions, to be effective, would require (i) a waiver of the state's oxygenate mandate, (ii) Congressional action in the form of an amendment to the Clean Air Act or (iii) replacement of MTBE with another oxygenate such as ethanol, a more costly, untested, and less widely available additive. At the federal level, a blue ribbon panel appointed by the EPA issued its report on July 27, 1999. That report recommended, among other things, reducing the use of MTBE in gasoline. During 2000, the EPA announced its intent to seek legislative changes from Congress to give the EPA authority to ban MTBE over a three-year period. Such action would only be granted through amendments to the Clean Air Act. Additionally, the EPA is seeking a ban of MTBE utilizing rulemaking authority contained in the Toxic Substance Control Act. It would take at least three years for such a rule to issue. Recently, however, senior policy analysts at the U.S. Department of Energy presented a study stating that banning MTBE would create significant economic risk. The presentation did not identify any benefits from banning MTBE. The EPA initiatives mentioned above or other governmental actions could result in a significant reduction in Equistar's MTBE sales. Equistar has developed technologies to convert its process to produce alternate gasoline blending components should it be necessary to reduce MTBE production in the future.

     The Clean Air Act specified certain emissions standards for vehicles beginning in the 1994 model year and required the EPA to study whether further emissions reductions from vehicles were necessary starting no earlier than the 2004 model year. In 1998, the EPA concluded that more stringent vehicle emission standards were needed and that additional controls on gasoline and diesel were necessary to meet these emission standards. New standards for gasoline were finalized in 1999 and will require refiners to produce a low sulfur gasoline by 2004, with some allowances for a conditional phase-in period that could extend final compliance until 2006. A new "on-road" diesel standard was adopted in late 2000 and will require refiners to produce low sulfur diesel by 2007. These rules could negatively impact Equistar's olefins fuel business if these rules increase the cost for processing fuel components.

Item 3.  Legal Proceedings

     On January 19, 2001, Equistar and LYONDELL-CITGO Refining LP, individually, and Lyondell, individually and as part of the BCCA Appeal Group (a group of industry participants), filed a lawsuit against the TNRCC in State District Court in Travis County, Texas. The lawsuit seeks to encourage the adoption of the plaintiffs' alternative plan to achieve the same air quality improvement as the TNRCC plan, with less negative economic impact on the region.

     In addition, Equistar is, from time to time, a defendant in lawsuits, some of which are not covered by insurance. Many of these suits make no specific claim for relief. Although final determination of legal liability and the resulting financial impact with respect to any such litigation cannot be ascertained with any degree of certainty, Equistar does not believe that any ultimate uninsured liability resulting from the legal proceedings in which it currently is involved (directly or indirectly) will individually, or in the aggregate, have a material adverse effect on its business or financial condition. However, the adverse resolution in any reporting period of one or more of these suits could have a material impact on Equistar's results of operations for that period without giving effect to contribution or indemnification obligations of co-defendants or others, or to the effect of any insurance coverage that may be available to offset the effects of any such awards.

     From time to time Equistar receives notices from federal, state or local governmental entities of alleged violations of environmental laws and regulations pertaining to, among other things, the disposal, emission and storage of chemical and petroleum substances, including hazardous wastes. Although Equistar has not been the subject of significant penalties to date, such alleged violations may become the subject of enforcement actions or other legal proceedings and may (individually or in the aggregate) involve monetary sanctions of $100,000 or more (exclusive of interest and costs).

     Lyondell, Millennium and Occidental have each agreed to provide certain indemnifications to Equistar with respect to the petrochemicals and polymers businesses contributed by the partners. In addition, Equistar has agreed to assume third party claims that are related to certain pre-closing contingent liabilities. See "Item 13. Certain Relationships and Related Transactions -Asset Contributions by Lyondell and Affiliates of Millennium and Occidental" for more information regarding these indemnification obligations.

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

Item 6.  Selected Financial Data

     The following selected financial data should be read in conjunction with the Consolidated Financial Statements, including the related notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                                                                            For the
                                                                                                          period from
                                                                                                          December 1,
                                                                                                              1997
                                                                                                          (inception) to
                                                                For the year ended December 31,           December 31,
                                                         --------------------------------------------
Millions of dollars                                             2000           1999       1998(a)             1997
-------------------                                             ----           ----       -------             ----
Results of Operations Data:
  Sales and other operating revenues                          $ 7,495        $ 5,594    $ 4,524             $  365
  Restructuring and other unusual charges (b)                     - -             96         14                 42
  Net income                                                      153             32        143                  7
Balance Sheet Data:
  Total assets                                                  6,582          6,736      6,665              4,600
  Obligations under capital leases                                - -            - -        205                - -
  Long-term debt, less current maturities                       2,158          2,169      1,865              1,512

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


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This discussion should be read in conjunction with information contained in the Consolidated Financial Statements and the notes thereto.



RESULTS OF OPERATIONS

Overview

     General--The three-year period from 1998 to 2000 was marked by considerable volatility in the industry. The fourth quarter of 1998 marked a trough in the commodity petrochemical cycle due to a combination of new capacity, high inventory levels and the Asian financial crisis. In 1999, ethylene and derivatives prices rebounded from year end 1998 lows as domestic ethylene demand grew by more than 6.5%, while the industry experienced both planned and unplanned outages. As a result, benchmark ethylene prices increased every quarter from the end of 1998, peaking in mid-2000. Raw material costs also began increasing during 1999 due to higher oil and gas prices. These increases continued through 1999 into 2000 and remained at high levels during 2000. From the end of 1998 to the end of 2000, the weighted-average cost of raw materials for the industry rose 150%. Surging natural gas costs late in 2000 increased both the costs of NGL-based raw materials (primarily ethane) as well as the cost of utilities. As a result, some U.S.-based producers, including Equistar, idled plants that use NGL-based raw materials. Also during 2000, significant new industry ethylene capacity was added. During the latter half of 2000, demand began to weaken due to slower U.S. economic growth. As a result of these factors, benchmark ethylene prices declined in the fourth quarter 2000.

     Net Income--Equistar's 2000 net income of $153 million increased $71 million from net income, excluding unusual items, of $82 million in 1999. The increase reflected the benefits of higher petrochemicals segment margins and lower selling, general and administrative expenses partly offset by lower polymers segment margins and lower sales volumes in both segments. The unusual items in 1999 included restructuring and other unusual charges of $96 million and gains on asset sales of $46 million. Petrochemicals margins improved in 2000 as average sales prices increased more than raw material costs. However, polymers sales price increases in 2000 lagged behind raw material cost increases, leading to reduced margins. Lower 2000 volumes in both segments primarily reflected a slow down in demand in the latter half of 2000.

     Equistar's net income, excluding unusual items, of $82 million in 1999 decreased $75 million from net income, excluding unusual items, of $157 million in 1998. The decrease was attributable to lower polymers margins, higher general and administrative expenses, and higher interest expense in 1999 compared with 1998. These were only partly offset by higher petrochemicals sales volumes. Unusual items in 1998 included $14 million of restructuring charges.


Fourth Quarter 2000 compared to Third Quarter 2000

     Equistar's net loss of $118 million in the fourth quarter 2000 decreased from net income of $63 million in the third quarter 2000. Compared to the third quarter, Equistar was affected by higher raw material and utility costs from an unprecedented increase in natural gas prices and lower selling prices for petrochemicals and polymers.

     In the petrochemicals segment, operating income decreased from $204 million in the third quarter to $51 million in the fourth quarter. Ethylene cash margins in the fourth quarter were about half of third quarter levels due to a sharp rise in manufacturing costs and a decline in ethylene and propylene prices. Manufacturing costs were affected by higher NGL-based raw material costs and higher utility costs. Costs of NGL-based raw materials, primarily ethane, and utility costs were affected by the rapid increase in natural gas costs late in the fourth quarter 2000. Reported ethylene cash margins for the U.S. industry decreased from 11.5 cents per pound in the third quarter to 5.6 cents per pound in the fourth quarter. As a result of the dramatic deterioration in profitability and reduced demand, there was a sharp reduction in industry operating rates, estimated by industry analysts at 15% to 20% of North American capacity.

     In the polymers segment, the operating loss increased from $46 million in the third quarter to $85 million in the fourth quarter, reflecting a decline in margins and a 6% drop in sales volumes from the third quarter. Polymers prices eroded more than the above-noted decline in the price of ethylene, one of the principal raw materials for polymers. Average fourth quarter benchmark prices for polyethylene products were down approximately 5% to 10% from third quarter levels.

Segment Data

     The following tables reflect selected sales volume data, including intersegment sales volumes, and summarized financial information for Equistar's business segments. The addition of the Occidental Contributed Business is reflected prospectively from May 15, 1998.

                                                                              For the year ended December 31,
                                                                   --------------------------------------------------------
In millions                                                               2000                1999                1998
-----------                                                        ---------------      ---------------     ---------------
Selected petrochemicals products:
    Olefins (pounds)                                                     18,490               18,574              16,716
    Aromatics (gallons)                                                     397                  367                 271
Polymers products (pounds)                                                6,281                6,388               6,488

Millions of dollars
-------------------
Sales and other operating revenues:
Petrochemicals segment                                                  $ 7,031              $ 4,759             $ 3,474
Polymers segment                                                          2,351                2,159               2,208
Intersegment eliminations                                                (1,887)              (1,324)             (1,158)
                                                                   ---------------      ---------------     ---------------
    Total                                                               $ 7,495              $ 5,594             $ 4,524
                                                                   ===============      ===============     ===============
Cost of sales:
Petrochemicals segment                                                  $ 6,330              $ 4,298             $ 3,143
Polymers segment                                                          2,465                2,028               1,943
Intersegment eliminations                                                (1,887)              (1,324)             (1,158)
                                                                   ---------------      ---------------     ---------------
    Total                                                               $ 6,908              $ 5,002             $ 3,928
                                                                   ===============      ===============     ===============
Other operating expenses:
Petrochemicals segment                                                  $     7              $    14             $    12
Polymers segment                                                             71                   80                  88
Unallocated                                                                 175                  240                 200
Restructuring and other unusual charges                                     - -                   96                  14
                                                                   ---------------      ---------------     ---------------
    Total                                                               $   253              $   430             $   314
                                                                   ===============      ===============     ===============

Operating income:
Petrochemicals segment                                                  $   694              $   447             $   319
Polymers segment                                                           (185)                  51                 177
Unallocated                                                                (175)                (336)               (214)
                                                                   ---------------      ---------------     ---------------
    Total                                                               $   334              $   162             $   282
                                                                   ===============      ===============     ===============


Petrochemicals Segment

     Revenues--Revenues of $7.0 billion in 2000 increased 48% from $4.8 billion in 1999. The increase was primarily due to higher average sales prices, as sales volumes were relatively flat compared to 1999. Sales prices rose rapidly in 1999, and remained at higher levels throughout 2000, resulting in higher average prices for 2000. For example, average benchmark ethylene prices were 37% higher in 2000 than in 1999. Volumes were flat due to a slow down in demand in the latter half of 2000, reflecting slower growth in the U.S. economy. As a result of the slower demand and the adverse effects of the rapid fourth quarter increase in natural gas costs, Equistar idled some capacity in 2000 that uses NGL-based raw materials.

     Revenues of $4.8 billion in 1999 increased 37% from $3.5 billion in 1998. The increase was due to both higher average sales prices and higher sales volumes during 1999. As a result of rapidly rising prices throughout 1999, which reflected stronger demand as well as increases in the underlying cost of raw materials, average sales prices for 1999 were about 20% higher than average sales prices for 1998. Sales volumes increased about 13% during 1999, reflecting a full year of the Occidental Contributed Business and stronger demand.

     Cost of Sales--Cost of sales of $6.3 billion in 2000 increased 47% compared to cost of sales of $4.3 billion in 1999. The increase was primarily due to increases in raw material costs, which were affected by higher average crude oil and natural gas costs in 2000. Industry data indicates that the average cost of crude oil increased 65%, while the average cost of natural gas increased 40% in 2000 compared to 1999. The fourth quarter 2000 average cost of natural gas was 80% higher than the full year 1999 average, reflecting the rapid increase late in that year.

     Cost of sales of $4.3 billion in 1999 increased 36% compared to cost of sales of $3.1 billion in 1998. This increase was partly due to higher production levels in 1999, reflecting twelve months of operations of the Occidental Contributed Business. The balance of the increase was due to higher raw material costs and, to a lesser extent, higher maintenance costs associated with a 1999 Channelview olefins plant outage. One of Equistar's two Channelview olefins units, with an annual ethylene capacity of 1.9 billion pounds, was shut down from early April 1999 to mid-May 1999 to repair a compressor.

     Operating Income--Operating income of $694 million in 2000 increased 55% compared to $447 million in 1999. Gross margin as a percent of sales was flat at 10%, as sales price increases, on average, kept pace with raw material cost increases. Generally, Equistar was able to increase sales prices more than the increase in raw material costs per unit.

     Operating income of $447 million in 1999 increased 40% compared to $319 million in 1998, while gross margin as a percent of sales was flat at 10%. Gross margin percentages were flat as sales prices increases, on average, kept pace with increases in raw material costs. The benefit from increased sales volumes was only partly offset by the effects of the production unit outage in 1999. The 1999 increase in sales volumes was primarily due to inclusion of a full year of operations of the Occidental Contributed Business, which was added in mid-May 1998.


Polymers Segment

     Revenues--Revenues of $2.4 billion in 2000 increased 9% compared to revenues of $2.2 billion in 1999 due to higher sales prices partly offset by lower sales volumes. Average sales prices were 9% higher, primarily in response to higher raw material costs for ethylene and propylene. Sales volumes declined 2% due to a combination of a planned maintenance turnaround at the Morris, Illinois plant in the second quarter 2000 and a slow down in demand in the latter half of 2000, reflecting slower growth in the U.S. economy.

     Revenues of $2.2 billion in 1999 decreased slightly from 1998 revenues primarily due to lower sales volumes. Sales volumes decreased due to the shut down of less efficient HDPE and other polymer product capacity, plant maintenance and the sale of the concentrates and compounds business in 1999. Industry sales prices, which began decreasing during the fourth quarter 1997, continued in a downward trend throughout 1998, but then increased during 1999 as raw material costs increased. As a result, average sales prices were comparable from 1998 to 1999.

     Cost of Sales--Cost of sales of $2.5 billion in 2000 increased 22% compared to $2.0 billion in 1999. Higher 2000 average prices for ethylene and propylene, the primary raw materials for polymers, were partly offset by lower sales volumes. Average 2000 benchmark prices for ethylene and propylene were higher by 37% and 70%, respectively, than in 1999.

     Cost of sales was $2.0 billion in 1999 and $1.9 billion in 1998. Higher 1999 average prices for ethylene and propylene were substantially offset by lower sales volumes.

     Operating Income--The operating loss of $185 million in 2000 decreased from operating income of $51 million in 1999. The decrease was primarily due to substantially lower margins for 2000 compared to 1999 as raw material cost increases outpaced sales price increases. Gross margin as a percent of sales was negative in 2000 compared to 6% in 1999.

     Operating income of $51 million in 1999 decreased 71% compared to $177 million in 1998. The decrease was primarily due to substantially lower margins for 1999 compared to 1998 as raw material cost increases outpaced sales price increases. Gross margin as a percent of sales decreased to 6% in 1999 from 9% in 1998.

Unallocated Items

     The following discusses expenses that were not allocated to the petrochemicals and polymers segments.

     Other Operating Expenses--This caption includes general and administrative expenses and amortization of goodwill and other intangibles. Unallocated expenses were $175 million in 2000, $240 million in 1999, and $200 million in 1998. The increase from 1998 to 1999 was primarily due to higher compensation and employee benefit expenses and costs associated with Year 2000 preventive measures. The decrease from 1999 to 2000 reflects the reduction in compensation and employee benefit expenses and Year 2000 costs, as well as savings realized from the consolidation of certain administrative functions under the Shared Services Agreement with Lyondell.

     Restructuring and Other Unusual Charges--Restructuring and other unusual charges were $96 million in 1999 and $14 million in 1998. During 1999, Equistar recorded a charge of $96 million associated with a decision to shut down certain polymer reactors and severance costs related to these shutdowns and consolidation of certain administrative functions between Lyondell and Equistar. The decision to shut down the polymer reactors was based on their high production costs, market conditions in the polyethylene industry and the flexibility to utilize more efficient reactors to meet customer requirements. Approximately $72 million of the total charge was an adjustment of the asset carrying values of the reactors. The remaining $24 million represented severance and other employee-related costs for approximately 500 employee positions that were eliminated. The eliminated positions, primarily administrative functions, resulted from opportunities to consolidate such services among Lyondell and Equistar and, to a lesser extent, positions associated with the shut down polymer reactors. Equistar made severance payments of $19 million in 2000. As of December 31, 2000, substantially all of the employee terminations had been completed and the remaining liability was eliminated. Equistar incurred and recorded $14 million of restructuring charges related to the addition of the Occidental Contributed Business in 1998.

     Interest Expense, Net and Other Income--Net interest expense was $181 million in 2000, $176 million in 1999 and $139 million in 1998. Interest expense increased from 1998 to 1999 due to higher levels of debt as a result of the addition of the Occidental Contributed Business in mid-May 1998. Interest expense also increased from 1998 to 1999 and from 1999 to 2000 due to the February 1999 refinancing of $900 million of bank debt with senior unsecured notes, which carry a higher fixed rate of interest. Other income of $46 million in 1999 primarily consisted of net gains on asset sales, including the sale of the concentrates and compounds business in April 1999.

FINANCIAL CONDITION

     Operating Activities--Operating activities provided cash of $339 million in 2000 compared to $344 million in 1999. The benefit from higher 2000 net income was offset by an increase in working capital, primarily due to a significant reduction in accrued liabilities in 2000 compared to an increase in 1999. The decrease in accrued liabilities in 2000 reflected the timing of severance and other compensation-related payments, as well as a change in the timing of interest payments due to the February 1999 refinancing. Despite improved receivables collection efficiency and higher inventory turnover, receivables and inventory balances were higher in 2000 due to the effects of higher product prices and raw material costs.

     Investing Activities--Equistar's capital expenditures were $131 million in 2000 and $157 million in 1999. Capital expenditures in 2000 primarily included low-cost, incremental capacity expansions and cost-reduction projects. The most significant capital expenditures in 1999 related to the 480 million pound HDPE resin expansion project at the Matagorda, Texas facility, which started operating in the fourth quarter 1999. Equistar's 2001 projected capital spending is $132 million, primarily for cost reduction and business opportunity projects.

     Financing Activities--Net cash used in financing activities was $302 million in 2000, including $280 million of distributions to partners and $42 million of scheduled debt repayment. Equistar also had net borrowing of $20 million under its credit facility during 2000.

  Liquidity and Capital Resources--Equistar has a $1.25 billion revolving credit facility that extends until November 2002. At December 31, 2000, Equistar had drawn $820 million, leaving $430 million available. Aggregate maturities of long-term debt are $90 million in 2001; $921 million in 2002; $29 million million in 2003; $300 million in 2004; $5 million in 2005; and $903 million thereafter. The credit facility contains covenants that, subject to exceptions, restrict sale and leaseback transactions, lien incurrence, debt incurrence, sales of assets and mergers and consolidations, and require Equistar to maintain specified financial ratios, in all cases as provided in the credit facility. The breach of these covenants could permit the lenders to declare the loans immediately payable and to terminate future lending commitments. For more detailed information, see Note 12 of Notes to Consolidated Financial Statements and the full text of the credit facility, which has been filed as an exhibit to this Form 10-K.

  As of December 31, 2000, Equistar was in compliance with all such covenants. However, given the poor current business environment, Equistar is seeking an amendment to its credit facility that would increase its financial and operating flexibility, primarily by making certain financial ratio requirements less restrictive. Equistar anticipates that the amendment will become effective prior to March 31, 2001.

  Management believes that business conditions will be such that cash balances, cash flow from operations and availability under the credit facility will be adequate to meet Equistar's cash requirements for scheduled debt repayments and to fund ongoing operations for the foreseeable future.


CURRENT BUSINESS OUTLOOK

  Despite high energy and raw material costs, a weakening domestic economy and the shutdown of Equistar's Port Arthur facility, which will result in a first quarter 2001 charge for severance and shutdown activity, Equistar expects first quarter 2001 operating results to improve over the fourth quarter 2000. Raw material costs are trending downwards, and Equistar is implementing price increases in both the petrochemicals and polymers segments. Success in implementing the price increases will depend on industry demand levels and the strength of the economy.

  Industry forecasts project that 2001 operating results will be negatively affected by high raw material costs, a slowing economy and industry-wide ethylene capacity additions. These forecasts predict that higher raw material costs and uncertain economic growth will continue to pressure profit margins in the first half of 2001. The additional industry ethylene capacity currently under construction is scheduled to start up late in the second quarter 2001and is forecast to put pressure on pricing and margins in the latter half of 2001. Equistar management feels that the market has already factored in the impact of the new industry capacity, and that the key to any improvement will be economic growth to generate additional demand and lower energy and raw material costs. See "Items 1 and 2. Business and Properties -Cyclicality and Overcapacity in the Petrochemicals and Polymer Industries."



ENVIRONMENTAL MATTERS

  Various environmental laws and regulations impose substantial requirements upon the operations of Equistar. Equistar's policy is to be in compliance with such laws and regulations, which include, among others, the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as amended, RCRA and the Clean Air Act Amendments. Equistar does not specifically track all recurring costs associated with managing hazardous substances and pollution in ongoing operations. Such costs are included in cost of sales. Equistar also makes capital expenditures to comply with environmental regulations. Such capital expenditures totaled approximately $6 million, $3 million and $5 million for 2000, 1999 and 1998, respectively. All such expenditures were funded by cash generated from operations.

  The eight-county Houston/Galveston region has been designated a severe non-attainment area for ozone by the EPA. The Texas Natural Resource Conservation Commission has submitted a plan to the EPA to reach and demonstrate compliance with the ozone standard by the year 2007. Compliance with the provisions of the plan will result in increased capital investment and higher operating costs for Equistar during the next several years. As a result of these rules, Equistar estimates that environmental capital expenditures will increase to approximately $9 million in 2001 and will increase further in 2002. The timing and amount of these expenditures are subject to regulatory and other uncertainties, including litigation, as well as obtaining the necessary permits and approvals. For periods beyond 2001, additional environmentally related capital expenditures will be required, which could total between $150 million and $300 million before the 2007 deadline.

  In the United States, the Clean Air Act Amendments of 1990 set minimum levels for oxygenates, such as MTBE, in gasoline sold in areas not meeting specified air quality standards. However, while studies by federal and state agencies and other organizations have shown that MTBE is safe for use in gasoline, is not carcinogenic and is effective in reducing automotive emissions, the presence of MTBE in some water supplies in California and other states due to gasoline leaking from underground storage tanks and in surface water from recreational water craft has led to public concern that MTBE may, in certain limited circumstances, affect the taste and odor of drinking water supplies, and thereby lead to possible environmental issues.

  Certain federal and state governmental initiatives have sought either to rescind the oxygenate requirement for reformulated gasoline or to restrict or ban the use of MTBE. At the federal level, a blue ribbon panel appointed by the EPA issued its report on July 27, 1999. That report recommended, among other things, reducing the use of MTBE in gasoline. During 2000, the EPA announced its intent to seek legislative changes from Congress to give the EPA authority to ban MTBE over a three-year period. Such action would only be granted through amendments to the Clean Air Act. Additionally, the EPA is seeking a ban of MTBE utilizing rulemaking authority contained in the Toxic Substance Control Act. It would take at least three years for such a rule to issue. Recently, however, senior policy analysts at the U.S. Department of Energy presented a study stating that banning MTBE would create significant economic risk. The presentation did not identify any benefits from banning MTBE. The EPA initiatives mentioned above or other governmental actions could result in a significant reduction in Equistar's MTBE sales. Equistar has developed technologies to convert its process to produce alternate gasoline blending components should it be necessary to reduce MTBE production in the future. See "Items 1 and 2. Business and PropertiesEnvironmental Matters."

  Additionally, the Clean Air Act specified certain emissions standards for vehicles beginning in the 1994 model year and required the EPA to study whether further emissions reduction standards for vehicles were necessary. New standards for gasoline were finalized in 1999 and will require refiners to produce a low sulfur gasoline by 2004, with some allowances for a conditional phase-in period that could extend final compliance until 2006. A new "on-road" diesel standard was adopted in late 2000 and will require refiners to produce low-sulfur diesel fuel by 2007. These rules could result in increased capital investment and higher operating costs for Equistar's olefins fuel business if these rules increase the cost for processing fuel components.


ACCOUNTING STANDARDS

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. Subsequently, the FASB delayed the effective date by one year. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, amending certain provisions of SFAS No. 133. SFAS No. 133, as amended by SFAS No. 138, requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending upon whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings. The statement is effective for Equistar's calendar year 2001. SFAS No. 133 did not have a significant impact on Equistar's consolidated financial statements.

  In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB No. 101"), Revenue Recognition in Financial Statements. SAB No. 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in the financial statements. The statement was effective for Equistar's fourth quarter of 2000. Equistar was in compliance with the provisions of SAB No. 101. Therefore, its implementation did not have an impact on its consolidated financial statements.

Item 7a.  Disclosure of Market and Regulatory Risk


COMMODITY PRICE RISK

  A substantial portion of Equistar's products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of Equistar's profitability tend to fluctuate with changes in the business cycle. Equistar tries to protect against such instability through various business strategies. These include increasing the olefins plants' raw material flexibility, entering into multi-year processing and sales agreements, and moving downstream into olefins derivatives products whose pricing is more stable.

  Equistar has entered into over-the-counter "derivatives" for crude oil to help manage its exposure to commodity price risk with respect to crude oil-related raw material purchases. These hedging arrangements have the effect of locking in, at predetermined prices or ranges of prices and for a specified period of time, the prices that Equistar will pay for the volumes to which the hedge relates. As a result, while these hedging arrangements are structured to reduce its exposure to increases in price associated with the hedged commodity, they also limit the benefit Equistar might otherwise receive from any price decreases associated with the hedged commodity. As of December 31, 2000, the outstanding over-the-counter "derivatives" covered 5.1 million barrels, mature in January 2001 through July 2001, and cover from approximately 26% in January 2001 to approximately 4% in July 2001 of Equistar's crude oil-related raw material requirements for those periods. Based on year-end quoted market prices, Equistar recorded a net liability of $13 million at December 31, 2000 for those contracts. Assuming a hypothetical 30% decrease in crude oil prices from those in effect at year end, the loss in earnings for the derivatives contracts would be approximately $39 million. Sensitivity analysis was used for this purpose. The quantitative information about market risk is necessarily limited because it does not take into account the effects of the underlying operating transactions. Equistar does not engage in any derivatives trading activities.


INTEREST RATE RISK

  Equistar is exposed to interest rate risk with respect to its variable-rate $1.25 billion credit facility. At December 31, 2000, the outstanding balance under the credit facility was $820 million. Assuming a hypothetical 10% increase in interest rates from those in effect at year end, the increase in annual interest expense on the variable-rate debt would be approximately $5 million. Sensitivity analysis was used for this purpose.


REGULATORY RISK

  Certain federal and state governmental initiatives in the U.S. have sought either to rescind the oxygenate requirement for reformulated gasoline or to restrict or ban the use of MTBE. Equistar does not expect the recent proposals to have a significant impact on MTBE margins and volumes in the near term. In Europe, MTBE demand is benefiting from new legislation in the European Union, which may offset any potential decline in the U.S. Should it become necessary to reduce MTBE production over the longer term, Equistar would need to make capital expenditures to convert its process to produce alternative gasoline blending components. The profit margins on such alternate gasoline blending components could differ from those historically realized on MTBE. See "Items 1. and 2. Business and Properties-Environmental Matters."

  New air pollution standards promulgated by federal and state regulatory agencies in the U.S., including those specifically targeting the eight-county Houston/Galveston region, will affect a substantial portion of the operating facilities of Equistar. Compliance with these standards will result in increased capital investment and higher operating costs for Equistar during the next several years. See "Items 1 and 2. Business and Properties - Environmental Matters".


FORWARD-LOOKING STATEMENTS

  Certain of the statements contained in this report, including those set forth in "Items 1 and 2. Business and Properties", "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as those set forth in this "Item 7a. Disclosure of Market Risk", are "forward-looking statements" within the meaning of the federal securities laws. Although Equistar believes the expectations reflected in such forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties, and Equistar can give no assurance that such expectations will prove to have been correct. Equistar's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the cyclical nature of the chemical industry, uncertainties associated with the economy, current and potential governmental regulatory actions, substantial chemical industry capacity additions resulting in oversupply and declining prices and margins, raw material costs or supply arrangements, Equistar's ability to implement cost reductions, and operating interruptions (including leaks, explosions, fires, mechanical failure, unscheduled downtime, labor difficulties, transportation interruptions, spills and releases and other environmental risks). Many of such factors are beyond Equistar's ability to control or predict. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or prior earnings levels.

  All forward-looking statements in this Form 10-K are qualified in their entirety by the cautionary statements contained in this section and elsewhere in this report.

Item 8.  Financial Statements and Supplementary Data


                  Index to Consolidated Financial Statements

                                                       Page
                                                       ----

EQUISTAR CHEMICALS, LP

Report of Independent Accountants...................    26

Consolidated Financial Statements:

      Consolidated Statements of Income.............    27
      Consolidated Balance Sheets...................    28
      Consolidated Statements of Cash Flows.........    29
      Consolidated Statements of Partners' Capital..    30
      Notes to Consolidated Financial Statements....    31

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partnership Governance Committee
of Equistar Chemicals, LP

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of partners' capital and of cash flows present fairly, in all material respects, the financial position of Equistar Chemicals, LP (the "Partnership") and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP

Houston, Texas
March 12, 2001

                            EQUISTAR CHEMICALS, LP

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                          For the year ended December 31,
                                                              ------------------------------------------------------
Millions of dollars                                                   2000             1999               1998
-------------------                                           ---------------     -------------     ----------------
Sales and other operating revenues:
   Unrelated parties                                                $ 5,770           $ 4,506            $ 3,987
   Related parties                                                    1,725             1,088                537
                                                              ---------------     -------------     ----------------
                                                                      7,495             5,594              4,524
                                                              ---------------     -------------     ----------------

Operating costs and expenses:
   Cost of sales:
     Unrelated parties                                                5,417             4,069              3,437
     Related parties                                                  1,491               933                491
   Selling, general and administrative expenses                         182               259                229
   Research and development expense                                      38                42                 40
   Amortization of goodwill and other intangibles                        33                33                 31
   Restructuring and other unusual charges                              - -                96                 14
                                                              ---------------     -------------     ----------------
                                                                      7,161             5,432              4,242
                                                              ---------------     -------------     ----------------


   Operating income                                                     334               162                282

Interest expense                                                       (185)             (182)              (156)
Interest income                                                           4                 6                 17
Other income, net                                                       - -                46                - -
                                                              ---------------     -------------     ----------------
Net income and comprehensive income                                  $   153           $    32            $   143
                                                              ===============     ==============    ================

                See Notes to Consolidated Financial Statements

                            EQUISTAR CHEMICALS, LP

                          CONSOLIDATED BALANCE SHEETS

                                                                                         December 31,
                                                                             ---------------------------------------
Millions of dollars                                                                2000                  1999
-------------------                                                          ---------------        ----------------
ASSETS
Current assets:
   Cash and cash equivalents                                                  $     18                $    108
   Accounts receivable:
     Trade, net                                                                    568                     491
     Related parties                                                               190                     209
   Inventories                                                                     506                     520
   Prepaid expenses and other current assets                                        50                      32
                                                                              --------                --------
      Total current assets                                                       1,332                   1,360

Property, plant and equipment, net                                               3,819                   3,926
Investment in PD Glycol                                                             53                      52
Goodwill, net                                                                    1,086                   1,119
Other assets                                                                       292                     279
                                                                              --------                --------
Total assets                                                                  $  6,582                $  6,736
                                                                              ========                ========

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
   Accounts payable:
     Trade                                                                    $    426                $    424
     Related parties                                                                61                      35
   Current maturities of long-term debt                                             90                      92
   Other accrued liabilities                                                       166                     233
                                                                              --------                --------
      Total current liabilities                                                    743                     784

Long-term debt, less current maturities                                          2,158                   2,169
Other liabilities                                                                  141                     121
Commitments and contingencies                                                       --                      --
Partners' capital                                                                3,540                   3,662
                                                                              --------                --------
Total liabilities and partners' capital                                       $  6,582                $  6,736
                                                                              ========                ========

                See Notes to Consolidated Financial Statements

                            EQUISTAR CHEMICALS, LP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                          For the year ended December 31,
                                                            ------------------------------------------------------------
Millions of dollars                                               2000                   1999                   1998
-------------------                                         --------------         --------------         --------------
Cash flows from operating activities:
  Net income                                                         $ 153                  $  32                $   143
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                    310                    300                    268
      Net loss on disposition of assets                                  5                     35                      8
      (Increase) decrease in accounts receivable                       (58)                  (213)                   105
      Decrease in receivables from partners                             --                     --                    150
      Decrease in inventories                                           14                     17                    118
      Increase in accounts payable                                      28                    119                     98
      Decrease in payables to partners                                  --                     (6)                   (66)
      (Decrease) increase in other accrued                             (65)                    82                     64
       liabilities
      Net change in other working capital accounts                     (18)                    (5)                     2
      Other                                                            (30)                   (17)                   (59)
                                                            --------------         --------------         --------------
         Net cash provided by operating activities                     339                    344                    831
                                                            --------------         --------------         --------------

Cash flows from investing activities:
  Expenditures for property, plant and equipment                      (131)                  (157)                  (200)
  Proceeds from sales of assets                                          4                     75                      3
                                                            --------------         --------------         --------------
         Net cash used in investing activities                        (127)                   (82)                  (197)
                                                            --------------         --------------         --------------

Cash flows from financing activities:
  Net borrowing (payments) under lines of credit                        20                   (502)                   502
  Proceeds from issuance of long-term debt                              --                    898                     --
  Payment of debt issuance costs                                        --                     (6)                    --
  Repayments of long-term debt                                         (42)                  (150)                   (35)
  Repayments of obligations under capital leases                        --                   (205)                    --
  Distributions to partners                                           (280)                  (255)                (1,421)
  Proceeds from Lyondell note repayment                                 --                     --                    345
                                                            --------------         --------------         --------------
         Net cash used in financing activities                        (302)                  (220)                  (609)
                                                            --------------         --------------         --------------
(Decrease) increase in cash and cash equivalents                       (90)                    42                     25
Cash and cash equivalents at beginning of period                       108                     66                     41
                                                            --------------         --------------         --------------
Cash and cash equivalents at end of period                           $  18                  $ 108                $    66
                                                            ==============         ==============         ==============

                See Notes to Consolidated Financial Statements

                            EQUISTAR CHEMICALS, LP

                 CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

Millions of dollars                             Lyondell            Millennium            Occidental              Total
-------------------                       -----------------    -----------------     -----------------     -----------------
Balance at January 1, 1998                          $ 1,055              $ 2,008               $    --               $ 3,063

 Capital contributions:
  Net assets                                             --                   --                 2,097                 2,097
  Other                                                 (14)                   9                     8                     3
 Net income (loss)                                       84                   64                    (5)                  143
 Distributions to partners                             (512)                (460)                 (449)               (1,421)
                                          -----------------    -----------------     -----------------     -----------------

Balance at December 31, 1998                            613                1,621                 1,651                 3,885

  Net income                                             14                    9                     9                    32
  Distributions to partners                            (105)                 (75)                  (75)                 (255)
                                          -----------------    -----------------     -----------------     -----------------

Balance at December 31, 1999                            522                1,555                 1,585                 3,662

  Net income                                             63                   45                    45                   153
  Distributions to partners                            (114)                 (83)                  (83)                 (280)
  Other                                                   5                   --                    --                     5
                                          -----------------    -----------------     -----------------     -----------------

Balance at December 31, 2000                        $   476              $ 1,517               $ 1,547               $ 3,540
                                          =================    =================     =================     =================

                See Notes to Consolidated Financial Statements

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

Equistar owns and operates the petrochemicals and polymers businesses contributed by Lyondell, Millennium and Occidental ("Contributed Businesses"), which consist of 17 manufacturing facilities primarily on the U.S. Gulf Coast and in the U.S. Midwest. The petrochemicals segment manufactures and markets olefins, oxygenated products, aromatics and specialty products. Olefins include ethylene, propylene and butadiene, and oxygenated products include ethylene oxide, ethylene glycol, ethanol and methyl tertiary butyl ether ("MTBE"). The petrochemicals segment also includes the production and sale of aromatics, including benzene and toluene. The polymers segment manufactures and markets polyolefins, including high-density polyethylene ("HDPE"), low-density polyethylene ("LDPE"), linear low-density polyethylene ("LLDPE"), polypropylene, and performance polymers, all of which are used in the production of a wide variety of consumer and industrial products. The performance polymers include enhanced grades of polyethylene, including wire and cable insulating resins, and polymeric powders. The concentrates and compounds business, which was part of performance polymers products, was sold effective April 30, 1999 (see Note 5).

                             EQUISTAR CHEMICALS, LP

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

Accounts Receivable--Equistar sells its products primarily to companies in the petrochemicals and polymers industries. Equistar performs ongoing credit evaluations of its customers' financial condition and, in certain circumstances, requires letters of credit from them. The Partnership's allowance for doubtful accounts, which is reflected in the accompanying Consolidated Balance Sheets as a reduction of accounts receivable, totaled $9 million and $6 million at December 31, 2000 and 1999, respectively.

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

Turnaround Maintenance and Repair Expenses--Cost of major repairs and maintenance incurred in connection with substantial overhauls or maintenance turnarounds of production units at Equistar's manufacturing facilities are deferred and amortized on a straight-line basis until the next planned turnaround, generally five to seven years. These costs are maintenance, repair and replacement costs that are necessary to maintain, extend and improve the operating capacity and efficiency rates of the production units. Equistar amortized $24 million, $25 million and $20 million of deferred turnaround maintenance and repair costs for the years ended December 31, 2000, 1999 and 1998, respectively.

Deferred Software Costs--Costs to purchase and develop software for internal use are deferred and amortized on a straight-line basis over a range of 3 to 10 years. Equistar amortized $13 million, $12 million and $6 million of deferred software costs for the years ended December 31, 2000, 1999 and 1998, respectively.

                             EQUISTAR CHEMICALS, LP

Goodwill--Goodwill includes goodwill contributed by Millennium and goodwill recorded in connection with the contribution of Occidental's assets. Goodwill is being amortized using the straight-line method over 40 years. Accumulated amortization of goodwill was $232 million, $199 million and $166 million at December 31, 2000, 1999 and 1998, respectively.

Investment in PD Glycol--Equistar holds a 50% interest in a joint venture with E.I. DuPont de Nemours and Company that owns an ethylene glycol facility in Beaumont, Texas. This investment was contributed by Occidental in 1998. The investment in PD Glycol is accounted for using the equity method of accounting. At December 31, 2000 and 1999, Equistar's underlying equity in the net assets of PD Glycol exceeded the cost of the investment by $7 million and $8 million, respectively. The excess is being accreted into income on a straight-line basis over a period of 25 years.

Environmental Remediation Costs--Expenditures related to investigation and remediation of contaminated sites, which include operating facilities and waste disposal sites, are accrued when it is probable a liability has been incurred and the amount of the liability can be reasonably estimated. The estimated liabilities have not been discounted to present value. Environmental remediation costs are expensed or capitalized in accordance with accounting principles generally accepted in the United States of America.

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

Comprehensive Income--Equistar had no items of other comprehensive income during the years ended December 31, 2000, 1999 and 1998.

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

Derivatives--Adoption of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, did not have a significant impact on the Consolidated Financial Statements of Equistar. The statement is effective for Equistar's calendar year 2001.

Reclassifications--Certain previously reported amounts have been reclassified to conform to classifications adopted in 2000.


3.   Occidental Contributed Business

On May 15, 1998, Equistar was expanded with the contribution of certain assets from Occidental. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations for these assets are included in the accompanying Consolidated Statements of Income prospectively from May 15, 1998. Occidental contributed assets and liabilities to Equistar with a net fair value of $2.1 billion in exchange for a 29.5%

                             EQUISTAR CHEMICALS, LP
interest in the Partnership. Equistar also issued a promissory note to an Occidental subsidiary in the amount of $420 million, which was subsequently paid in cash in June 1998. The fair value was allocated to the assets contributed and liabilities assumed based upon the estimated fair values of such assets and liabilities at the date of the contribution. The fair value was determined based upon a combination of internal valuations performed by Lyondell, Millennium and Occidental using the income approach. The fair values of the assets contributed and liabilities assumed by the Partnership on May 15, 1998 were as follows:

Millions of dollars
-------------------
Total current assets                                        $  281
Property, plant and equipment                                1,964
Investment in PD Glycol                                         58
Goodwill                                                        43
Deferred charges and other assets                               49
                                                            ------
     Total assets                                           $2,395
                                                            ======

Other current liabilities                                   $   79
Long-term debt                                                 205
Other liabilities and deferred credits                          14
Partners' capital                                            2,097
                                                            ------
     Total liabilities and partners' capital                $2,395
                                                            ======

The unaudited pro forma combined historical results of Equistar as if the Occidental Contributed Business had been contributed on January 1, 1998 were as follows:

                                                         For the year
                                                            ended
                                                         December 31,
Millions of dollars                                          1998
-------------------                                      ------------
Sales and other operating revenues                          $4,869
Restructuring and other unusual charges                         14
Operating income                                               320
Net income                                                     154


The unaudited pro forma data presented above are not necessarily indicative of the results of operations of Equistar that would have occurred had such transaction actually been consummated as of January 1, 1998, nor are they necessarily indicative of future results.


4.   Related Party Transactions

Product Transactions with Lyondell-- Lyondell has purchased benzene, ethylene, propylene and other products at market-related prices from Equistar since Lyondell's acquisition of ARCO Chemical Company in July 1998. Currently, Equistar sells ethylene, propylene and benzene to Lyondell at market-related prices pursuant to agreements dated effective as of August 1999. Under the agreements, Lyondell is required to purchase 100% of its benzene, ethylene and propylene requirements for its Channelview and Bayport, Texas facilities, with the exception of quantities of one product that Lyondell is obligated to purchase under a supply agreement with an unrelated third party entered into prior to 1999 and expiring in 2015. The initial term of each of the agreements between Equistar and Lyondell expires on December 31, 2014. After the initial term, each of those agreements automatically renews for successive one-year periods and either party may terminate any of the agreements on one year's notice. The pricing terms under the agreements between Equistar and Lyondell are similar to the pricing terms under the ethylene sales agreement between Equistar and Occidental Chemical. In addition, a wholly owned subsidiary of Lyondell licenses MTBE technology to Equistar. Lyondell also purchases a significant portion of the MTBE produced by Equistar at one of its two Channelview units at market-related prices. Sales to Lyondell totaled $572 million, $242 million and $89 million for the years ended December 31, 2000 and 1999 and for the period from August 1, 1998 to December 31, 1998, respectively. Purchases from Lyondell totaled $2 million, $6 million and $2

                             EQUISTAR CHEMICALS, LP
million for the years ended December 31, 2000 and 1999 and for the period from August 1, 1998 to December 31, 1998, respectively.

Product Transactions with Occidental Chemical--Equistar and Occidental Chemical entered into a Sales Agreement, dated May 15, 1998 ("Ethylene Sales Agreement"). Under the terms of the Ethylene Sales Agreement, Occidental Chemical agreed to purchase an amount of ethylene from Equistar equal to 100% of the ethylene feedstock requirements of Occidental Chemical's United States plants less any quantities up to 250 million pounds tolled in accordance with the provisions of such agreement. Upon three years notice from either party to the other, Equistar's maximum supply obligation in any calendar year under the Ethylene Sales Agreement may be "phased down" as set forth in the agreement, provided that no phase down may occur prior to January 1, 2009. In accordance with the phase down provisions of the agreement, the annual minimum requirements set forth in the agreement must be phased down over at least a five year period so that the annual required minimum cannot decline to zero prior to December 31, 2013 unless certain specified force majeure events occur. The Ethylene Sales Agreement provides for sales of ethylene at market-related prices. In addition to ethylene, Equistar sells methanol, ethers, and glycols to Occidental Chemical. During the years ended December 31, 2000 and 1999 and the period from May 15, 1998 to December 31, 1998, Equistar sold Occidental Chemical $558 million, $435 million and $171 million, respectively, of product, primarily under the Ethylene Sales Agreement.

Equistar also purchases various products from Occidental Chemical. During the years ended December 31, 2000 and 1999 and the period from May 15, 1998 to December 31, 1998, purchases from Occidental Chemical totaled $2 million, $2 million and $4 million, respectively.

Product Transactions with Millennium--Equistar sells ethylene to Millennium at market-related prices pursuant to an agreement entered into in connection with the formation of Equistar. Under this agreement, Millennium is required to purchase 100% of its ethylene requirements for its LaPorte, Texas facility. The initial term of the contract expired December 1, 2000 and thereafter, renews annually. Either party may terminate on one year's notice. Neither party has provided notice of termination of the agreement. The pricing terms of this agreement are similar to the pricing terms of the Ethylene Sales Agreement with Occidental Chemical. Equistar sold Millennium $90 million, $54 million, and $41 million of ethylene in 2000, 1999 and 1998, respectively.

Equistar purchases vinyl acetate monomer ("VAM") feedstock from Millennium at formula-based market prices pursuant to an agreement entered into in connection with the formation of Equistar. Under this agreement, Equistar is required to purchase 100% of its VAM feedstock requirements for its LaPorte, Texas, Clinton, Illinois, and Morris, Illinois plants for the production of ethylene vinyl acetate products at those locations. The initial term of the contract expires December 31, 2000 and thereafter, renews annually. Either party may terminate on one year's notice of termination. The initial term will extend until December 31, 2002 if Millennium elects to increase the amount of ethylene purchased under the Ethylene Sales Agreement. Millennium did not elect to increase the amount of ethylene purchased under the Ethylene Sales Agreement. Therefore, the contract for VAM purchases expired December 31, 2000 and was subsequently renewed for one year under the automatic renewal provisions. During the years ending December 31, 2000, 1999 and 1998, purchases from Millennium, primarily of vinyl acetate monomer, were $16 million, $12 million, and $14 million, respectively.

Product Transactions with Oxy Vinyls, LP--Occidental Chemical owns 76% of Oxy Vinyls, LP ("Oxy Vinyls"), a joint venture company formed with an unrelated third party effective May 1, 1999. Equistar sells ethylene to Oxy Vinyls for Oxy Vinyls' LaPorte, Texas facility at market-related prices pursuant to an agreement dated effective as of June 1998, which agreement was assigned to Oxy Vinyls by one of its owners. The initial term of the agreement expires on December 31, 2003. After the initial term, the agreement automatically renews for successive one year periods and either party may terminate the agreement on 24 months' notice. Ethylene sales to Oxy Vinyls totaled $67 million for the year ended December 31, 2000 and $93 million for the period from May 1, 1999 to December 31, 1999.

Transactions with LYONDELL-CITGO Refining LP--Lyondell's rights and obligations under the terms of its product sales and feedstock purchase agreements with LYONDELL-CITGO Refining LP ("LCR"), a joint venture investment of Lyondell, were assigned to Equistar. Accordingly, certain olefins by-products are sold to LCR for processing into gasoline and certain refinery products are sold to Equistar as feedstocks. Sales of product to LCR

                             EQUISTAR CHEMICALS, LP
were $425 million, $250 million and $223 million and purchases from LCR were $264 million, $190 million and $131 million for the years ended December 31, 2000, 1999 and 1998, respectively. Equistar also assumed certain processing arrangements as well as storage obligations between Lyondell and LCR and provides certain marketing and information processing services for LCR. Aggregate charges under these various service agreements of $15 million, $13 million and $15 million were made to LCR by Equistar for the years ended December 31, 2000, 1999 and 1998, respectively. All of the agreements between LCR and Equistar are on terms generally representative of prevailing market prices.

Transactions with LMC--Lyondell Methanol Company, L.P. ("LMC") sells all of its products to Equistar. For the years ending December 31, 2000, 1999 and 1998, purchases from LMC were $165 million, $95 million and $103 million, respectively. Equistar sells natural gas to LMC at prices generally representative of its cost. Purchases by LMC of natural gas feedstock from Equistar totaled $85 million, $46 million and $44 million for the years ended December 31, 2000, 1999 and 1998, respectively. Equistar provides operating and other services for LMC under the terms of existing agreements that were assumed by Equistar from Lyondell, including the lease to LMC by Equistar of the real property on which its methanol plant is located. Pursuant to the terms of those agreements, LMC pays Equistar a management fee and reimburses certain expenses of Equistar at cost. Management fees charged by Equistar to LMC totaled $6 million during each of the years ending December 31, 2000, 1999 and 1998.

Shared Services Agreement with Lyondell--During 1998 and 1999, Lyondell provided certain administrative services to Equistar, including legal, risk management, treasury, tax and employee benefit plan administrative services, while Equistar provided services to Lyondell in the areas of health, safety and environment, human resources, information technology and legal. In November 1999, Lyondell and Equistar announced an agreement to utilize shared services more broadly, consolidating such services among Lyondell and Equistar. These services included information technology, human resources, materials management, raw material supply, customer supply chain, health, safety and environmental, engineering, research and development, facility services, legal, accounting, treasury, internal audit, and tax (the "Shared Services Agreement"). Beginning January 1, 2000, employee-related and indirect costs were allocated between the two companies in the manner prescribed in the Shared Services Agreement, while direct third party costs, incurred exclusively for either Lyondell or Equistar, were charged directly to that entity. During the years ended December 31, 2000, 1999 and 1998, Lyondell charged Equistar $133 million, $9 million and $3 million for these services. The increased charges to Equistar during 2000 resulted from the increase in services provided by Lyondell under the Shared Services Agreement. During the years ended December 31, 1999 and 1998, Equistar charged Lyondell approximately $8 million and approximately $1 million, respectively, for services. There were no billings from Equistar to Lyondell for the year ended December 31, 2000.

Shared Services and Shared-Site Agreements with Millennium--Equistar and Millennium have entered into a variety of operating, manufacturing and technical service agreements related to the business of Equistar and the businesses retained by Millennium Petrochemicals. These agreements include the provision by Equistar to Millennium Petrochemicals of materials management, certain utilities, administrative office space, and health and safety services. During the years ended December 31, 2000, 1999 and 1998, Equistar charged Millennium Petrochemicals $2 million, $3 million and $5 million for these services. These agreements also include the provision by Millennium Petrochemicals to Equistar of certain operational services, including barge dock access. During each of the years ended December 31, 2000, 1999 and 1998, Millennium Petrochemicals charged Equistar less than $1 million for these services.

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

Transition Services Agreement with Occidental Chemical--On June 1, 1998, Occidental Chemical and Equistar entered into a Transition Services Agreement. Under the terms of the Transition Services Agreement, Occidental Chemical agreed to provide Equistar certain services in connection with the Occidental Contributed Business,

                             EQUISTAR CHEMICALS, LP
including services related to accounting, payroll, office administration, marketing, transportation, purchasing and procurement, management, human resources, customer service, technical services and others. Predominantly all services under the Transition Services Agreement ceased in June 1999 in accordance with the terms of the agreement. Health, safety, and environmental services were extended until December 31, 1999 as permitted by the Transition Services Agreement. During the year ended December 31, 1999 and the period from June 1, 1998 to December 31, 1998, Equistar expensed $2 million and $6 million, respectively, in connection with services provided pursuant to the Transition Service Agreement.

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

Note Receivable from Lyondell LP--Upon formation of the Partnership, Lyondell LP contributed capital to Equistar in the form of a $345 million promissory note ("Lyondell Note"). The Lyondell Note bore interest at LIBOR plus a market spread. The note was repaid in full by Lyondell in July 1998. Interest income on the Lyondell Note totaled $13 million during 1998.


5.   Sale of Concentrates and Compounds Business

Effective April 30, 1999, Equistar completed the sale of its concentrates and compounds business. The transaction included two manufacturing facilities, located in Heath, Ohio and Crockett, Texas, and related inventories. Equistar's proceeds from the sale were approximately $75 million.


6.   Restructuring and Other Unusual Charges

During the fourth quarter 1999, Equistar recorded a charge of $96 million associated with decisions to shut down certain polymer reactors and to consolidate certain administrative functions between Lyondell and Equistar. The decision to shut down the reactors was based on their high production cost, market conditions in the polyethylene industry and the flexibility to utilize more efficient reactors to meet customer requirements. Accordingly, Equistar recorded a charge of $72 million to adjust the asset carrying values. The remaining $24 million of the total charge represents severance and other employee-related costs for approximately 500 employee positions that are being eliminated. The eliminated positions, primarily administrative functions, resulted from opportunities to share such services between Lyondell and Equistar and, to a lesser extent, positions associated with the shut down polymer reactors. Through December 31, 2000, approximately $19 million of severance and other employee-related costs had been paid and charged against the accrued liability. As of December 31, 2000, substantially all of the employee terminations had been completed and the remaining liability was eliminated.

In 1998, Equistar recorded and paid, as incurred, an additional $12 million in restructuring charges related to the initial merger and integration of Equistar. These costs included costs associated with the consolidation of operations and facilities of $11 million and other miscellaneous charges of $1 million.


7.   Accounts Receivable

In December 1998, Equistar entered into a purchase agreement with an independent issuer of receivables-backed commercial paper. Under the terms of the agreement, Equistar agreed to sell on an ongoing basis and without recourse, designated accounts receivable. To maintain the balance of the accounts receivable sold, Equistar is obligated to sell new receivables as existing receivables are collected. The agreement continues until terminated upon notice by either party.

                            EQUISTAR CHEMICALS, LP

At December 31, 1998, 1999 and 2000, Equistar's gross accounts receivable that had been sold to the purchasers aggregated $130 million. Increases and decreases in the amount have been reported as operating cash flows in the Consolidated Statements of Cash Flows. Costs related to the sale are included in "Selling, general and administrative expenses" in the Consolidated Statements of Income.

8.   Inventories

Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out ("LIFO") basis except for materials and supplies, which are valued at average cost. Inventories at December 31, 2000 and 1999 consisted of the following:

Millions of dollars                                        2000       1999
-------------------                                        ----       ----
Finished goods                                            $ 273      $ 278
Work-in-process                                              16         10
Raw materials                                               123        137
Materials and supplies                                       94         95
                                                          -----      -----
     Total inventories                                    $ 506      $ 520
                                                          =====      =====

The excess of the current cost of inventories over book value was approximately $165 million at December 31, 2000.


9.   Property, Plant and Equipment, Net

The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows at December 31:


Millions of dollars                                              2000     1999
-------------------                                              ----     ----
Land                                                           $   78   $   78
Manufacturing facilities and equipment                          5,769    5,656
Construction in progress                                          134      134
                                                               ------   ------
     Total property, plant and equipment                        5,981    5,868
Less accumulated depreciation                                   2,162    1,942
                                                               ------   ------
     Property, plant and equipment, net                        $3,819   $3,926
                                                               ======   ======

No interest was capitalized during 2000, 1999 and 1998. Depreciation expense for the years ending December 31, 2000, 1999 and 1998 was $229 million, $221 million and $200 million, respectively.

In July 1998, the depreciable lives of certain assets, primarily manufacturing facilities and equipment, were increased from a range of 5 to 25 years to a range of 5 to 30 years. The change was made to more accurately reflect the estimated periods during which such assets will remain in service, based upon Equistar's actual experience with those assets. This change was accounted for as a change in accounting estimate and resulted in a $33 million decrease in depreciation expense for 1998.

                            EQUISTAR CHEMICALS, LP

10.  Other Accrued Liabilities

Other accrued liabilities at December 31, 2000 and 1999 were as follows:

Millions of dollars                                              2000       1999
-------------------                                              ----       ----
Accrued property taxes                                          $  73      $  68
Accrued payroll costs                                              38         68
Accrued interest                                                   52         50
Other                                                               3         47
                                                                -----      -----
     Total other accrued liabilities                            $ 166      $ 233
                                                                =====      =====


11.  Pension and Other Postretirement Benefits

All full-time regular employees of the Partnership are covered by defined benefit pension plans sponsored by Equistar. The plans became effective January 1, 1998, except for union represented employees formerly employed by Millennium, whose plans were contributed to Equistar on December 1, 1997, and union represented employees formerly employed by Occidental, whose plans were contributed to Equistar on May 15, 1998. In connection with the formation of Equistar, there were no pension assets or obligations contributed to Equistar, except for the union represented plans described above. Retirement benefits are based upon years of service and the employee's highest three consecutive years of compensation during the last ten years of service. Equistar accrues pension costs based upon an actuarial valuation and funds the plans through periodic contributions to pension trust funds as required by applicable law. Equistar also has unfunded supplemental nonqualified retirement plans, which provide pension benefits for certain employees in excess of the tax qualified plans' limits. In addition, Equistar sponsors unfunded postretirement benefit plans other than pensions for both salaried and nonsalaried employees, which provide medical and life insurance benefits. These postretirement health care plans are contributory while the life insurance plans are noncontributory.

                            EQUISTAR CHEMICALS, LP

The following table provides a reconciliation of benefit obligations, plan assets and the funded status of these plans:

                                                                              Other
                                               Pension Benefits       Postretirement Benefits
                                              -----------------      -------------------------
Millions of dollars                            2000       1999        2000               1999
-------------------                           ------     ------      ------             ------
Change in benefit obligation:
  Benefit obligation, January 1               $  99      $  88         $  77            $  69
  Service cost                                   17         22             2                4
  Interest cost                                   9          7             6                6
  Actuarial loss (gain)                           8         (8)           11               (2)
  Net effect of curtailments, settlements
    and special termination benefits             (1)        --             1               --
  Transfer to Lyondell                           --         --            (3)              --
  Benefits paid                                 (12)       (10)           (2)              --
                                              -----      -----         -----            -----
  Benefit obligation, December 31               120         99            92               77
                                              -----      -----         -----            -----
Change in plan assets:
  Fair value of plan assets, January 1          101         88            --               --
  Actual return of plan assets                   (3)         7            --               --
  Partnership contributions                      31         16             2               --
  Benefits paid                                 (12)       (10)           (2)              --
                                              -----      -----         -----            -----
  Fair value of plan assets, December 31        117        101            --               --
                                              -----      -----         -----            -----

  Funded status                                  (3)         2           (91)             (77)
  Unrecognized actuarial loss                    24          5            20               13
                                              -----      -----         -----            -----
  Net amount recognized                       $  21      $   7         $ (71)           $ (64)
                                              =====      =====         =====            =====

Amounts recognized in the
  Consolidated Balance Sheets consist of:
    Prepaid benefit cost                      $  35      $  33         $  --            $  --
    Accrued benefit liability                   (14)       (26)          (71)             (64)
                                              -----      -----         -----            -----
  Net amount recognized                       $  21      $   7         $ (71)           $ (64)
                                              =====      =====         =====            =====

The benefit obligation, accumulated benefit obligation and fair value of assets for pension plans with benefit obligations in excess of plan assets were $63 million, $42 million and $40 million, respectively, as of December 31, 2000 and $40 million, $26 million and $13 million, respectively, as of December 31, 1999.


Net periodic pension and other postretirement benefit costs included the following components:

                                                                                                          Other
                                                        Pension Benefits                         Postretirement Benefits
                                               ---------------------------------             -------------------------------
Millions of dollars                             2000          1999         1998               2000         1999        1998
-------------------                            ---------------------------------             -------------------------------
Components of net periodic
     benefit cost:
  Service cost                                 $  17         $  22         $  16              $   2        $   4       $   3
  Interest cost                                    9             7             5                  6            6           4
  Amortization of actuarial loss                  --             1            --                  1            1          --
  Expected return of plan assets                  (8)           (8)           (6)                --           --          --
  Net effect of curtailments,
   settlements
     and special termination benefits             (1)           --            --                  1           --          --
                                               ---------------------------------              ------------------------------
 Net periodic benefit cost                     $  17         $  22         $  15              $  10        $  11       $   7
                                               =================================              ==============================

                            EQUISTAR CHEMICALS, LP

                                                                                                          Other
                                                      Pension Benefits                          Postretirement Benefits
                                              --------------------------------            ----------------------------------
                                               2000         1999         1998              2000          1999          1998
                                              ------       ------       ------            ------        ------        ------
Weighted-average assumptions as of
  December 31:
  Discount rate                                7.50%        8.00%        6.75%             7.50%         8.00%         6.75%
  Expected return on plan assets               9.50%        9.50%        9.50%               --            --            --
  Rate of compensation increase                4.50%        4.75%        4.75%             4.50%         4.75%         4.75%

For measurement purposes, the assumed annual rate of increase in the per capita cost of covered health care benefits as of December 31, 2000 was 7.0% for 2001 and 5.0% thereafter. The health care cost trend rate assumption does not have a significant effect on the amounts reported. To illustrate, increasing or decreasing the assumed health care cost trend rates by one percentage point in each year would change the accumulated postretirement benefit liability as of December 31, 2000 by less than $1 million and would not have a material effect on the aggregate service and interest cost components of the net periodic postretirement benefit cost for the year then ended.

Equistar also maintains voluntary defined contribution savings plans for eligible employees. Contributions to the plans by Equistar were $17 million, $20 million and $15 million for the years ended December 31, 2000, 1999 and 1998, respectively.


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

Equistar has a five-year, $1.25 billion credit facility with a group of banks expiring November 2002. Borrowing under the facility bears interest at either the Federal Funds rate plus 1/2 of 1%, LIBOR plus 1/2 of 1%, a fixed rate offered by one of the sponsoring banks or interest rates that are based on a competitive auction feature wherein the interest rate can be established by competitive bids submitted by the sponsoring banks, depending upon the type of borrowing made under the facility. Borrowing under the facility had a weighted average interest rate of 7.13% and 6.0% at December 31, 2000 and 1999, respectively. Millennium America Inc., a subsidiary of Millennium, provided

                            EQUISTAR CHEMICALS, LP
limited guarantees with respect to the payment of principal and interest on a total of $750 million principal amount of indebtedness under the $1.25 billion revolving credit facility. However, the lenders may not proceed against Millennium America Inc. until they have exhausted their remedies against Equistar. The guarantee will remain in effect indefinitely, but at any time after December 31, 2004, Millennium America Inc. may elect to terminate the guarantee if certain conditions are met including financial ratios and covenants. In addition, Millennium America Inc. may elect to terminate the guarantee if Millennium Petrochemicals Inc. sells its interests in Millennium GP and Millennium LP or if those entities sell their interests in Equistar, provided certain conditions are met including financial ratios and covenants.

The credit facility is available for working capital and general Partnership purposes as needed and contains covenants that, subject to exceptions, restrict sale and leaseback transactions, lien incurrence, debt incurrence, sales of assets and mergers and consolidations, and require Equistar to maintain specified financial ratios, in all cases as provided in the credit facility. The breach of these covenants could permit the lenders to declare the loans immediately payable and to terminate future lending commitments.

Equistar was in compliance with all covenants under its credit facility as of December 31, 2000. However, given the poor current business environment, Equistar is seeking an amendment to its credit facility that would increase its financial and operating flexibility, primarily by making certain financial ratio requirements less restrictive. Equistar anticipates that the amendment will become effective prior to March 31, 2001.

The terminated $500 million credit agreement was entered into on June 12, 1998. Borrowing under the agreement bore interest at either the Federal Funds rate plus 1/2 of 1%, LIBOR plus 0.625%, a fixed rate offered by one of the sponsoring banks or interest rates that were based on a competitive auction feature.

Long-term debt at December 31 consisted of the following:

Millions of dollars                                2000           1999
-------------------                              --------       --------
Bank credit facilities:
     5-year term credit facility                  $  820         $  800
Other debt obligations:
     Medium-term notes (due 2000-2005)               121            163
     9.125% Notes due 2002                           100            100
     8.50% Notes due 2004                            300            300
     6.50% Notes due 2006                            150            150
     8.75% Notes due 2009                            598            598
     7.55% Debentures due 2026                       150            150
     Other                                             9            - -
                                                 -------        -------
          Total long-term debt                     2,248          2,261
Less current maturities                               90             92
                                                 -------        -------
          Total long-term debt, net               $2,158         $2,169
                                                 =======        =======

Aggregate maturities of long-term debt during the next five years are as follows: 2001-$90 million; 2002-$921 million; 2003-$29 million; 2004-$300 million; 2005-$5 million; and thereafter-$903 million. The 8.75% Notes have a face amount of $600 million and are shown net of unamortized discount. The medium-term notes mature at various dates from 2001 to 2005 and had a weighted average interest rate of 9.6% and 10.0% at December 31, 2000 and 1999, respectively.

The medium-term Notes, the 9.125% Notes, the 6.5% Notes and the 7.55% Debentures were assumed by Equistar from Lyondell when Equistar was formed in 1997. As between Equistar and Lyondell, Equistar is primarily liable for this debt. Lyondell remains a co-obligor for the medium-term notes and certain events involving only Lyondell could give rise to events of default under those notes, permitting the obligations to be accelerated. If such an event permitted more than $50 million of the medium-term notes to be accelerated, the lenders under Equistar's $1.25 billion revolving credit facility would have the right to accelerate all debt outstanding under the facility and to terminate future lending commitments. $90 million aggregate principal amount of the medium-term notes will mature on August 1, 2001. Under certain limited circumstances, the holders of the medium-term notes have the right to require repurchase of the notes. Following amendments to the identures for the 9.125% Notes and 6.5% Notes and the 7.55% Debentures in November 2000, Lyondell remains a guarantor of that debt but not a co-obligor. The consolidated financial statements of Lyondell are filed as an exhibit to Equistar's Annual Report on Form 10-K for the year ended December 31, 2000.

                            EQUISTAR CHEMICALS, LP

13.  Financial Instruments

Equistar does not buy, sell, hold or issue financial instruments for speculative trading purposes.

Beginning October 1999, Equistar entered into over-the-counter "derivatives" and price collar agreements for crude oil with Occidental Energy Marketing, Inc., a subsidiary of Occidental, to help manage its exposure to commodity price risk with respect to crude-oil related raw material purchases. At December 31, 2000, "derivatives" agreements covering 5.1 million barrels and maturing from January 2001 through July 2001 were outstanding. The carrying value and fair market value of these derivative instruments at December 31, 2000 represented a liability of $13 million and was based on quoted market prices. At December 31, 1999, "derivatives" and collar agreements covering 2.4 million and 1.5 million barrels, respectively, and maturing in January 2000, were outstanding. Both the carrying value and fair market value of these derivative instruments at December 31, 1999 represented an asset of $7 million and was based on quoted market prices. Unrealized gains and losses on "derivatives" and price collars are deferred until realized at which time they are reflected in the cost of the purchased raw material. See Item 7a. Disclosure of Market and Regulatory Risk - Commodity Price Risk.

The fair value of all nonderivative financial instruments included in current assets and current liabilities, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximated their carrying value due to their short maturity. Based on the borrowing rates currently available to Equistar for debt with terms and average maturities similar to Equistar's debt portfolio, the fair value of Equistar's long-term debt, including amounts due within one year, was approximately $2.1 billion and $2.2 billion at December 31, 2000 and 1999, respectively.

Equistar had issued letters of credit totaling $1 million and $6 million at December 31, 2000 and 1999, respectively.


14.  Commitments and Contingencies

Commitments-Equistar has various purchase commitments for materials, supplies and services incident to the ordinary conduct of business. In the aggregate, such commitments are not at prices in excess of current market. See also Note 4, describing related party commitments.

Equistar is party to various unconditional purchase obligation contracts as a purchaser for product and services. At December 31, 2000, future minimum payments under these contracts with noncancelable contract terms in excess of one year were as follows:

          Millions of dollars
          -------------------
          2001                                                   $ 29
          2002                                                     27
          2003                                                     23
          2004                                                     22
          2005                                                     22
          Thereafter                                              118
                                                               ------
              Total minimum contract payments                    $241
                                                               ======

Equistar's total purchases under these agreements were $35 million, $39 million and $35 million for the years ending December 31, 2000, 1999 and 1998, respectively.

Indemnification Arrangements- Lyondell, Millennium and Occidental have each agreed to provide certain indemnifications to Equistar with respect to the petrochemicals and polymers businesses contributed by the partners. In addition, Equistar agreed to assume third party claims that are related to certain pre-closing contingent liabilities that are asserted prior to December 1, 2004 for Lyondell and Millennium, and May 15, 2005 for Occidental, to the extent the aggregate thereof does not exceed $7 million to each partner, subject
to certain terms of the respective asset contribution agreements.   As of
December 31, 2000, Equistar had incurred a total of $16 million for these uninsured claims and liabilities. Equistar also agreed to assume third party claims that are related to certain pre-

                            EQUISTAR CHEMICALS, LP
closing contingent liabilities that are asserted for the first time after December 1, 2004 for Lyondell and Millennium, and for the first time after May 15, 2005 for Occidental.

Environmental-Equistar's policy is to be in compliance with all applicable environmental laws. Equistar is subject to extensive environmental laws and regulations concerning emissions to the air, discharges to surface and subsurface waters and the generation, handling, storage, transportation, treatment and disposal of waste materials. Some of these laws and regulations are subject to varying and conflicting interpretations. In addition, Equistar cannot accurately predict future developments, such as increasingly strict requirements of environmental laws, inspection and enforcement policies and compliance costs therefrom which might affect the handling, manufacture, use, emission or disposal of products, other materials or hazardous and non-hazardous waste. Equistar had no reserves for environmental matters as of December 31, 2000 and 1999.

The eight-county Houston/Galveston region has been designated a severe non-attainment area for ozone by the EPA. As a result, the Texas Natural Resource Conservation Commission ("TNRCC") has submitted a plan to the EPA to reach and demonstrate compliance with the ozone standard by the year 2007. These emission reduction controls must be installed during the next several years, well in advance of the 2007 deadline. This could result in increased capital investment, which could be between $150 million and $300 million before the 2007 deadline, as well as higher annual operating costs for Equistar. Equistar has been actively involved with a number of organizations to help solve the ozone problem in the most cost-effective manner and, in January 2001, Equistar and an organization composed of industry participants filed a lawsuit against the TNRCC to encourage adoption of their alternative plan to achieve the same air quality improvement with less negative economic impact on the region.

In the United States, the Clean Air Act Amendments of 1990 set minimum levels for oxygenates, such as MTBE, in gasoline sold in areas not meeting specified air quality standards. However, while studies by federal and state agencies and other organizations have shown that MTBE is safe for use in gasoline, is not carcinogenic and is effective in reducing automotive emissions, the presence of MTBE in some water supplies in California and other states due to gasoline leaking from underground storage tanks and in surface water from recreational water craft has led to public concern that MTBE may, in certain limited circumstances, affect the taste and odor of drinking water supplies, and thereby lead to possible environmental issues.

Certain federal and state governmental initiatives have sought either to rescind the oxygenate requirement for reformulated gasoline or to restrict or ban the use of MTBE. Such actions, to be effective, would require (i) a waiver of the state's oxygenate mandate, (ii) Congressional action in the form of an amendment to the Clean Air Act or (iii) replacement of MTBE with another oxygenate such as ethanol, a more costly, untested, and less widely available additive. At the federal level, a blue ribbon panel appointed by the EPA issued its report on July 27, 1999. That report recommended, among other things, reducing the use of MTBE in gasoline. During 2000, the EPA announced its intent to seek legislative changes from Congress to give the EPA authority to ban MTBE over a three-year period. Such action would only be granted through amendments to the Clean Air Act. Additionally, the EPA is seeking a ban of MTBE utilizing rulemaking authority contained in the Toxic Substance Control Act. It would take at least three years for such a rule to issue. Recently, however, senior policy analysts at the U.S. Department of Energy presented a study stating that banning MTBE would create significant economic risk. The presentation did not identify any benefits from banning MTBE. The EPA initiatives mentioned above or other governmental actions could result in a significant reduction in Equistar's MTBE sales. Equistar has developed technologies to convert its process to produce alternate gasoline blending components should it be necessary to reduce MTBE production in the future.

General-The Partnership is also subject to various lawsuits and proceedings. Subject to the uncertainty inherent in all litigation, management believes the resolution of these proceedings will not have a material adverse effect upon the financial statements or liquidity of Equistar.

In the opinion of management, any liability arising from the matters discussed in this Note is not expected to have a material adverse effect on the financial statements or liquidity of Equistar. However, the adverse resolution in any reporting period of one or more of these matters discussed in this Note could have a material impact on Equistar's results of operations for that period without giving effect to contribution or indemnification obligations of co-

                            EQUISTAR CHEMICALS, LP
defendants or others, or to the effect of any insurance coverage that may be available to offset the effects of any such award.


15.  Lease Commitments

Equistar leases various facilities and equipment under nonnancelable lease arrangements for various periods. At December 31, 2000, future minimum lease payments relating to noncancelable operating leases with lease terms in excess of one year were as follows:

          Millions of dollars
          -------------------
          2001                                              $  83
          2002                                                 66
          2003                                                 59
          2004                                                 54
          2005                                                 48
          Thereafter                                          317
                                                            -----
              Total minimum lease payments                  $ 627
                                                            =====


Operating lease net rental expense was $115 million, $112 million and $110 million for the years ending December 31, 2000, 1999 and 1998, respectively.

Equistar leases railcars for the distribution of products in its polymers business segment. The railcars are leased under two master leases entered into in 1999 and a third master lease entered into in 1996 by Millennium and assumed by Equistar upon its formation on December 1, 1997. The leases have five renewable one-year terms and mature after the fifth year. Equistar may, at its option, purchase the railcars during or at the end of the lease term for an amount generally equal to the lessor's unrecovered costs, as defined. If Equistar does not exercise the purchase option, the railcars will be sold and Equistar will pay the lessor to the extent the proceeds from the sale of the railcars are less than their quaranteed residential value, as defined by the agreements. The guaranteed residual value under these leases was approximately $185 million at December 31, 2000.

16.  Supplemental Cash Flow Information

Supplemental cash flow information is summarized as follows for the periods presented:


                                           For the year ended December 31,
                                       --------------------------------------
Millions of dollars                     2000           1999            1998
-------------------                    -------        -------         -------
Cash paid for interest                  $  180         $  146          $  154
                                       =======        =======         =======


17.  Segment Information and Related Information

Using the guidelines set forth in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, Equistar has identified two reportable segments in which it operates. The reportable segments are petrochemicals and polymers. The petrochemicals segment includes olefins, oxygenated products, aromatics and specialty products. Olefins include ethylene, propylene and butadiene, and the oxygenated products include ethylene oxide, ethylene glycol, ethanol and MTBE. Aromatics include benzene and toluene. The polymers segment consists of polyolefins, including high-density polyethylene, low-density polyethylene, linear low-density polyethylene, polypropylene, and performance polymers. The performance polymers include enhanced grades of polyethylene, including wire and cable insulating resins, and polymeric powders. The concentrates and compounds business, which was part of performance polymers, was sold effective April 30, 1999 (see Note 5).

No customer accounted for 10% or more of sales during the years ended December 31, 2000, 1999 or 1998.

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

Millions of dollars                     Petrochemicals     Polymers           Unallocated        Eliminations       Consolidated
-------------------                     --------------     --------           -----------        ------------       ------------
For the year ended December 31, 2000:
Sales and other operating
  operating revenues:
    Customers                           $    5,144          $   2,351        $        - -       $         - -        $      7,495
    Intersegment                             1,887                - -                 - -              (1,887)                - -
                                        ----------          ---------        ------------         -----------        ------------
                                             7,031              2,351                 - -              (1,887)              7,495
Operating income (loss)                        694               (185)               (175)                - -                 334
Total assets                                 3,693              1,534               1,355                 - -               6,582
Capital expenditures                            79                 46                   6                 - -                 131
Depreciation and
  amortization expense                         199                 55                  56                 - -                 310

For the year ended December 31,
 1999:
Sales and other operating
  operating revenues:
    Customers                                3,435              2,159                 - -                 - -               5,594
    Intersegment                             1,324                - -                 - -              (1,324)                - -
                                        ----------          ---------        ------------         -----------        ------------
                                             4,759              2,159                 - -              (1,324)              5,594
Restructuring and other
   unusual charges                             - -                - -                  96                 - -                  96
Operating income                               447                 51                (336)                - -                 162
Total assets                                 3,671              1,551               1,514                 - -               6,736
Capital expenditures                            61                 83                  13                 - -                 157
Depreciation and
  amortization expense                         194                 53                  53                 - -                 300

For the year ended December 31,
 1998:
Sales and other operating
  operating revenues:
    Customers                                2,362              2,162                 - -                 - -               4,524
    Intersegment                             1,112                 46                 - -              (1,158)                - -
                                        ----------         ----------        ------------         -----------        ------------
                                             3,474              2,208                 - -              (1,158)              4,524
Restructuring and other
   unusual charges                             - -                - -                  14                 - -                  14
Operating income                               319                177                (214)                - -                 282
Total assets                                 3,625              1,563               1,477                 - -               6,665
Capital expenditures                            71                116                  13                 - -                 200
Depreciation and
  amortization expense                         152                 65                  51                 - -                 268

The following table presents the details of "Operating income" as presented above in the "Unallocated" column for the years ended December 31, 2000, 1999 and 1998.

Millions of dollars                                                     2000              1999              1998
-------------------                                                 ------------      ------------      ------------
Expenses not allocated to petrochemicals and polymers:
     Principally general and administrative expenses                 $       (175)     $       (240)     $       (200)
     Restructuring and other unusual charges                                  - -               (96)              (14)
                                                                    -------------     -------------     -------------
          Total--Unallocated                                         $       (175)     $       (336)     $       (214)
                                                                     ============      ============      ============

                            EQUISTAR CHEMICALS, LP

The following table presents the details of "Total assets" as presented above in the "Unallocated" column as of December 31, for the years indicated:

Millions of dollars                                                          2000             1999             1998
-------------------                                                  ------------     ------------     ------------
Cash                                                                       $   18           $  108           $   66
Accounts receivable--trade and related parties                                 16               18               14
Prepaids and other current assets                                              17               22               25
Property, plant and equipment, net                                             56               58               48
Goodwill, net                                                               1,086            1,119            1,151
Other assets                                                                  162              189              173
                                                                     ------------     ------------     ------------
                                                                           $1,355           $1,514           $1,477
                                                                     ============     ============     ============


18.  Subsequent Event

Equistar discontinued production at its Port Arthur, Texas, polyethylene facility on February 28, 2001 and shut down the facility. Closed production units include a 240 million pounds per year HDPE reactor and an LDPE reactor with annual capacity of 160 million pounds. These units and a 300 million pounds per year HDPE reactor mothballed in 1999 have been shut down permanently. The asset values of these production units were previously adjusted as part of a $96 million restructuring charge recognized in 1999. Equistar expects to incur approximately $20 million of costs, including severance benefits for approximately 125 people at the Port Arthur facility as well as shutdown-related costs.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None


                                   PART III


Item 10. Members of the Partnership Governance Committee and Executive Officers of Equistar

Partnership Governance Committee

     A Partnership Governance Committee (the "Governance Committee") manages and controls the business, property and affairs of Equistar, including the determination and implementation of Equistar's strategic direction. The general partners exercise their authority to manage and control Equistar only through the Governance Committee, subject to delegation to the executive officers discussed below. The Governance Committee consists of nine members, called representatives, three appointed by each general partner. The participation rights of any general partner's representatives may be curtailed to the extent that the general partner or its affiliates cause a default under the partnership agreement.

     Matters requiring unanimous agreement by the representatives of Lyondell, Millennium and Occidental include changes in the scope of Equistar's business, the five year strategic plan (and annual updates thereof), the sale or purchase of assets or capital expenditures of more than $30 million not contemplated by the strategic plan, investments by Equistar's partners over certain amounts, merging or combining with another business and certain other matters as described in the partnership agreement. All decisions of the Governance Committee that do not require unanimity among Lyondell, Millennium and Occidental may be made by Lyondell's representatives alone.

     The members of the Governance Committee are:

     . Dan F. Smith, President and Chief Executive Officer of Lyondell and Equistar and co-chairman of the Governance Committee
     . William M. Landuyt, Chairman and Chief Executive Officer of Millennium and co-chairman of the Governance Committee
     . Dr. Ray R. Irani, Chairman and Chief Executive Officer of Occidental Petroleum and co-chairman of the Governance Committee
     . John E. Lushefski, Senior Vice President and Chief Financial Officer of Millennium
     . Robert T. Blakely, Executive Vice President and Chief Financial Officer of Lyondell
     .    Kevin DeNicola, Vice President, Corporate Development of Lyondell
     . George W. Robbins, President and Chief Executive Officer of Millennium Specialty Chemicals
     . Stephen I. Chazen, Executive Vice President--Corporate Development and Chief Financial Officer of Occidental
     . J. Roger Hirl, President and Chief Executive Officer of Occidental Chemical Corporation


Officers of Equistar

     The Governance Committee has delegated responsibility for day-to-day operations to the executive officers of Equistar. The executive officers consist of a Chief Executive Officer, a President and Chief Operating Officer and others as determined from time to time by the Governance Committee. The approval of at least two representatives of each of Lyondell, Millennium and Occidental is required to appoint or discharge executive officers (other than the Chief Executive Officer), based upon the recommendation of the Chief Executive Officer.

     The Chief Executive Officer holds office for a five-year term, assuming he does not resign or die and is not removed, and need not be an employee of Equistar. The Chief Executive Officer may be removed at any time by action of the Governance Committee.

     The following table sets forth the names and ages of the executive officers of Equistar as of March 1, 2001.

                Name                   Age                       Partnership Position
-------------------------------------  ---   ------------------------------------------------------------
Dan F. Smith.........................   54   Chief Executive Officer
Eugene R. Allspach...................   54   President and Chief Operating Officer
James W. Bayer.......................   45   Senior Vice President, Manufacturing
Brian A. Gittings....................   54   Senior Vice President, Petrochemicals
W. Norman Phillips, Jr...............   46   Senior Vice President, Polymers
Kelvin R. Collard....................   43   Vice President and Controller
Russell T. Crockett..................   37   Vice President, Responsible Care(R) and Engineering
J. R. Fontenot.......................   48   Vice President, Research and Development

Jeffrey L. Hemmer....................   43   Vice President, Supply Chain
John A. Hollinshead..................   51   Vice President, Human Resources
Gerald A. O'Brien....................   49   Vice President, General Counsel and Secretary
Jose L. Rodriguez....................   43   Vice President, Supply and Optimization
Robert E. Tolbert....................   58   Vice President and Chief Information Officer

     Mr. Smith has been Chief Executive Officer of Equistar since December 1997. Mr. Smith has been a Director of Lyondell since 1988. He has been President of Lyondell since August 1994 and Chief Executive Officer of Lyondell since December 1996. He has been a member of the LYONDELL-CITGO Refining partnership governance committee since July 1993. Mr. Smith was Chief Operating Officer of Lyondell from May 1993 to December 1996. Prior thereto, Mr. Smith held various senior executive positions with Lyondell and Atlantic Richfield Company ("ARCO"), including Executive Vice President and Chief Financial Officer of Lyondell, Vice President, Corporate Planning of ARCO and Senior Vice President in the areas of management, manufacturing, control and administration for Lyondell and the Lyondell Division of ARCO.

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

     Mr. Bayer has been Senior Vice President, Manufacturing for Lyondell and Equistar since October 2000. Prior thereto, Mr. Bayer was the Vice President of Health, Safety & Environment and Engineering. From December 1997 to July 1999, he was Director, Gulf Coast Manufacturing for ARCO Chemical. Prior to December 1997, Mr. Bayer served as Channelview Plant Manager for ARCO Chemical.

     Mr. Gittings has been Senior Vice President, Petrochemicals of Equistar since August 1998 and was Vice President, Oxygenated Chemicals of Equistar from May 1998 to August 1998. Before that, he was Vice President and General Manager, Isocyanates for Occidental Chemicals, where he had previously served as Vice President and General Manager, Ethylene Oxide and Derivatives. Mr. Gittings also has served as Senior Vice President of Lyondell since October 2000.

     Mr. Phillips has been Senior Vice President, Polymers of Equistar since August 1998. He was previously Vice President, Petrochemicals of Equistar from December 1997 to August 1998. Mr. Phillips also has served as Senior Vice President of Lyondell since October 2000. He previously served as Vice President, Polymers of Lyondell from January 1997 to December 1997, and as Vice President of Lyondell with responsibilities in the areas of marketing and operations from 1993 to January 1997.

     Mr. Collard has been Vice President and Controller of Equistar since July 1998. Mr. Collard has been the Controller of Equistar since December 1997. From May 1989 to December 1997, Mr. Collard held various senior manager positions with Lyondell and ARCO, including Controller of ARCO Coal Company, manager of accounting policy of ARCO and manager of financial reporting and internal control of Lyondell. Before May 1989, Mr. Collard was an audit manager for Coopers & Lybrand. Mr. Collard has served as Controller of Lyondell since July 1999 and as Vice President of Lyondell since December 2, 1999.

     Mr. Crockett was named Vice President, Responsible Care(R) and Engineering for Equistar and Lyondell in October 2000. Prior thereto, he was Equistar's Channelview Hydrocarbons Plant Manager. Mr. Crockett originally joined Lyondell in 1996 as a Treasury Consultant and, in January 1997, became the Business Manager of Aromatics for Lyondell.

     Mr. Fontenot has been Vice President, Research and Development of Equistar since September 1998. Mr. Fontenot has also served as Vice President, Research and Development for Lyondell since October 2000. Mr. Fontenot previously served as Vice President, Engineering of Equistar from December 1997 to September 1998, as Vice President, Technology of Lyondell from January 1997 to December 1997 and as Director of Technology of Lyondell from 1995 to January 1997. Before 1995, Mr. Fontenot held various positions in operations, evaluation and technology for Lyondell.

     Mr. Hemmer has been Vice President, Supply Chain of Lyondell and Equistar since February 2001. Prior thereto, he served as Vice President, Customer Supply Chain of Equistar since May 1999 and Lyondell since October 2000. Previously he was Vice President, Information Systems and Business Process Improvement of Equistar from December 1997 to May 1999. Prior to the formation of Equistar, Mr. Hemmer had been Director, Engineering and Licensing for Millennium Petrochemicals from October 1996 to December 1997. Before October 1996, he was manager of polyethylene process and engineering technology for Exxon Chemical.

     Mr. Hollinshead has been Vice President, Human Resources for Lyondell and Equistar since July 1998. Prior to his appointment he was Director, Human Resources, Manufacturing and Engineering for Equistar from 1997. Mr. Hollinshead served as Manager, Human Resources with Lyondell from 1985 to 1997.

     Mr. O'Brien has been Vice President, General Counsel and Secretary of Equistar since December 1997. Mr. O'Brien previously served as Associate General Counsel of Lyondell, where his responsibilities included joint responsibility for the management of the legal department and responsibility for a variety of legal department functions, including mergers and acquisitions, general corporate, finance and securities. Mr. O'Brien has served as Vice President and Deputy General Counsel of Lyondell since December 2, 1999.

     Mr. Rodriguez is Vice President, Supply and Optimization for Lyondell and Equistar and serves on the LYONDELL-CITGO Refining partnership governance committee. Prior to being named to his current position in March 2000, Mr. Rodriguez served as Vice President, Planning, Evaluations and Supply for LYONDELL-CITGO Refining since 1998. He joined LYONDELL-CITGO Refining in 1993 as Manager of Planning, Evaluations and Manufacturing Coordination. He was promoted to Director of Planning, Evaluations and Supply in 1996.

     Mr. Tolbert was appointed Vice President and Chief Information Officer of Lyondell and Equistar in May 1999. He was named Vice President, Information Services for Lyondell in July 1998. He served as General Auditor for ARCO from 1991 to 1995, when he was named Vice President, Information Services for ARCO Chemical.

Item 11. Executive Compensation

Summary Compensation Table

     The table below provides information regarding the compensation awarded to or earned by Equistar's Chief Executive Officer and the next four most highly compensated executive officers (collectively, the "named executive officers") during the fiscal years ended December 31, 2000, 1999 and 1998.

                                                                                                   Long-Term
                                                                                                 Compensation
                                                                                             -------------------
                                                           Annual Compensation                     Payouts
                                                    -------------------------------------    -------------------
                                                                            Other Annual          Long-Term            All Other
                                                     Salary      Bonus      Compensation      Incentive Payouts      Compensation
 Name and Principal Position                 Year      ($)        ($)          ($) (a)             ($) (b)              ($) (c)
------------------------------              -----   --------    -------    --------------    -------------------    --------------
Dan F. Smith (d)........................     2000         --         --            --                    --                  --
  Chief Executive Officer                    1999         --         --            --                    --                  --
                                             1998         --         --            --                    --                  --

Eugene R. Allspach......................     2000    450,112    103,031        14,720               227,220              68,437
  President and                              1999    413,088    480,300        13,926                    --              60,737
  Chief Operating Officer                    1998    335,531    321,600        11,344                    --              48,641

W. Norman Phillips, Jr. ................     2000    288,912     56,685        11,489               129,948              49,932
  Senior Vice President                      1999    278,720    277,800        10,519                    --              49,047
                                             1998    256,188    185,640         9,845                    --              39,039

Brian A. Gittings (e)...................     2000    284,310     55,782         7,933                67,032              44,219
  Senior Vice President                      1999    269,516    268,600         9,259                    --              50,998
                                             1998    137,130     95,760            --                    --              19,708

J. R. Fontenot..........................     2000    270,816     53,134          10,843              77,840              50,092
  Vice President                             1999    254,592    253,700           6,561                  --              46,864
                                             1998    212,750    111,200           8,988                  --              40,251

________________
     (a) Includes imputed income in respect of Equistar's Long-Term Disability Plan and tax gross-ups (the additional reimbursement paid to a recipient to cover the federal income tax obligations associated with the underlying benefit, including an additional amount based on maximum applicable income tax rates) in respect of financial counseling reimbursements, as set forth below:

          Imputed Income:            Year    Mr. Allspach  Mr. Phillips  Mr. Gittings  Mr. Fontenot
                                     ----    ------------  ------------  ------------  ------------
                                     2000      $ 10,456       $ 7,225       $ 4,024       $ 6,579
                                     1999        10,018         6,255         2,214         2,298
                                     1998         4,299         5,581            --         1,473

          Financial Counseling       Year    Mr. Allspach  Mr. Phillips  Mr. Gittings  Mr. Fontenot
          Tax Gross-Ups:             ----    ------------  ------------  ------------  ------------
                                     2000      $  4,264       $ 4,264       $ 3,909       $ 4,264
                                     1999         3,908         4,264         7,045         4,263
                                     1998         7,045         4,264            --         7,515

     (b) Awards have been made to each of Messrs. Allspach, Phillips, Gittings and Fontenot under Equistar's long-term incentive plan, which awards entitle them to deferred cash payments made in three annual installments. The long-term incentive plan payout amounts shown for 2000 represent the initial one third of the amount earned with respect to 1998.

(c) Includes contributions to the Executive Supplementary Savings Plan, incremental executive medical plan premiums, financial counseling reimbursements and amounts in respect of the Executive Life Insurance Plan, as follows:

                                                        Year     Mr. Allspach  Mr. Phillips   Mr. Gittings   Mr. Fontenot
                                                        ----     ------------  ------------   ------------  ---------------
Executive Supplementary Savings Plan............        2000       $36,009      $23,113       $22,745          $21,665
Incremental Medical Plan Premiums...............        2000        15,417       15,417        10,879           15,417
Financial Counseling Reimbursement..............        2000         7,107        7,107         6,515            7,107
Executive Life Insurance Plan...................        2000         9,904        4,295         4,080            5,903

(d) Mr. Smith serves as the Chief Executive Officer of both Lyondell and Equistar. Mr. Smith does not receive any compensation from Equistar. Equistar pays a fee to Lyondell in recognition of Mr. Smith's services. See ``Item 13. Certain Relationships and Related Transactions--Agreement Regarding Services of Equistar's Chief Executive Officer.''
(e) Mr. Gittings joined Equistar in May 1998.


Equistar's Long-Term Incentive Plan

    Equistar provides a performance-driven, annual and long-term incentive plan, the Equistar Bonus Plan, to selected key employees. The Plan integrates current and deferred (or long-term) components. Awards are based on whether Equistar reaches its performance and financial goals in critical areas, primarily economic value added and EBITDA. Economic value added measures Equistar's cash flow performance in excess of a capital charge, which is calculated by multiplying the capital invested in Equistar by Equistar's weighted average cost of capital. EBITDA is defined as Equistar's earnings for the relevant year before interest, taxes, depreciation and amortization.

    The Compensation Committee of the Partnership Governance Committee has discretion to make awards based on its assessment of Equistar's operating performance in the areas of economic value added and EBITDA.

    Equistar currently assigns each Plan participant a target award percentage for the year based on that participant's position and any other factors Equistar deems appropriate. Each Plan participant's award for the year is determined by multiplying his/her target award percentage by an award multiple determined by the Compensation Committee, the product of which is multiplied by his/her base pay. The Compensation Committee determined that Equistar did not meet its target performance in 2000, resulting in a payout of 32.7% of the targeted amounts. The deferred portion of the awards with respect to 2000 will be paid out in three annual installments beginning in March 2002.

    Awards will generally be paid only to Plan participants who are actually employed at year-end. Those Plan participants whose employment terminates due to death, disability or retirement before the end of the year will be paid a pro rata portion of their award based on the number of days completed while actively employed. All other participants terminated with or without cause are subject to forfeiture of their award. Plan participants hired after the first of the year are eligible to receive a pro rata award based on the number of days completed during the year.

    Awards consist of a combination of annual or current cash and deferred cash compensation. The relative percentages of current cash and deferred cash components are based on the market value of the Plan participant's position. The percentage of deferred cash compensation as compared with current cash compensation increases as the market value of the Plan participant's position increases. The current portion of the award is disclosed under the ``Bonus'' column of the Summary Compensation Table above. The deferred cash portion of the award is paid out over three consecutive years, one-third each year, beginning approximately one year from the payment of the related annual cash component. For the awards with respect to 2000, the payout amounts for the deferred compensation component could be adjusted upward, with no cap, or downward, with an 80% floor, based on Equistar's ongoing results over the three-year period from 2001 to 2003.

    The following table details the deferred compensation component of the awards with respect to 2000 for each of the named executive officers as well as their estimated future payouts resulting from such awards under the Plan.

             Long-Term Incentive Plan--Awards In Last Fiscal Year


                                     Number of           Performance
                                      Shares,              or Other              Estimated Future Payouts under
                                      Units or           Period Until            Non-Stock Price-Based Plans(c)
                                       Other              Maturation        -------------------------------------------
Name                               Rights ($)(a)         or Payout(b)       Threshold ($)    Target ($)     Maximum ($)
----                               -------------         ------------       -------------    ----------     -----------
Dan F. Smith (d)                           --                       --                --             --           --
Eugene R. Allspach                    279,655            1/1/01-1/1/03           223,724        279,655          N/A
W. Norman Phillips, Jr.               127,540            1/1/01-1/1/03           102,032        127,540          N/A
Brian A. Gittings                     125,509            1/1/01-1/1/03           100,407        125,509          N/A
J. R. Fontenot                        119,552            1/1/01-1/1/03            95,642        119,552          N/A

__________
(a) Amounts represent the deferred compensation component of the awards granted with respect to 2000, as finally determined by the Compensation Committee based on Equistar's actual economic value added and EBITDA for 2000. Equistar's 2000 performance resulted in incentive compensation being paid out at 32.7% of the targeted amounts. The target awards established by the Compensation Committee at the beginning of 2001 with respect to Equistar's 2000 performance are set forth in the "Target" column above. The current portion of each named executive officer's award with respect to 2000 is disclosed under the ``Bonus'' column of the Summary Compensation Table above.
(b) Long-term compensation awards with respect to 2000 will be paid in annual increments of one-third beginning in March 2002. The sum of the amounts ultimately payable in 2002, 2003 and 2004 with respect to this deferred component of an award granted with respect to 2000 may differ from the amount shown in the "Target" column depending on Equistar's ongoing results over the three-year period from 2001 to 2003.
(c) The amounts set forth under the "Target" column above represent the deferred compensation component of the awards granted with respect to 2000 based on Equistar's actual results for 2000. The payout amounts for the deferred compensation component could be adjusted upward, with no cap, or downward, with an 80% floor ("Threshold"), based on Equistar's performance over the three-year period from 2001 to 2003.
(d) Mr. Smith does not receive any compensation from Equistar. Equistar pays a fee to Lyondell in recognition of Mr. Smith's services. See ``Certain Relationships and Related Transactions--Agreement Regarding Services of Equistar's Chief Executive Officer.''

Pension Benefits

     The following table shows estimated annual pension benefits payable to Equistar's employees, including the named executive officers (other than Mr. Smith), upon retirement at age 65 based on credited service as of January 1, 2001, under the provisions of the Equistar Retirement Plan and the Equistar Supplementary Executive Retirement Plan (together, the "Equistar Retirement Plan").

                              Pension Plan Table


  Average Final Earnings (Base
 Salary plus Annual Bonus)                Approximate Annual Benefit for Years of Membership Service Indicated (a)
 Highest Three Consecutive        ----------------------------------------------------------------------------------------
   Years out of Last 10 Years          15 Years          20 Years          25 Years          30 Years         35 Years
-------------------------------        --------          -------           --------          --------         --------
$1,200,000                             $246,337          $328,449          $410,561          $492,674         $574,786
 1,100,000                              225,809           301,078           376,348           451,618          526,887
 1,000,000                              205,281           273,708           342,135           410,561          478,988
   900,000                              184,753           246,337           307,921           369,505          431,090
   800,000                              164,225           218,966           273,708           328,449          383,191
   700,000                              143,697           191,595           239,494           287,393          335,292
   600,000                              123,168           164,225           205,281           246,337          287,393
   500,000                              102,640           136,854           171,067           205,281          239,494
   400,000                               82,112           109,483           136,854           164,225          191,595
   300,000                               61,584            82,112           102,640           123,168          143,697
   200,000                               41,056            54,742            68,427            82,112           95,798

____________
(a) As of December 31, 2000, each of Messrs. Allspach, Phillips, Gittings and Fontenot had three years of credited service (rounded to the nearest whole number) under the Equistar Retirement Plan.

    The amounts shown in the above table are necessarily based upon certain assumptions, including retirement of the employee at age 65, based on credited services as of January 1, 2001, and payment of the benefit under the basic form of allowance provided under the Equistar Retirement Plan (payment for the life of the employee only). The amounts will change if the payment is made under any other form of allowance permitted by the respective retirement plan, or if an employee's actual retirement occurred after January 1, 2001, since the "annual covered compensation level" of such employee (one of the factors used in computing the annual retirement benefits) may change during the employee's subsequent years of membership service. The covered compensation for which retirement benefits are computed under the Equistar Retirement Plan is the average of the participant's highest three consecutive years out of the last ten years of base salary plus annual bonus. Base salary and annual bonus amounts are set forth under the "Salary" and "Bonus" headings in the Summary Compensation Table. The benefits shown are not subject to deduction for Social Security benefits or other offset amounts. The plans, however, provide a higher level of benefits for the portion of compensation above the compensation levels on which Social Security benefits are based.

Executive Severance Arrangements

    On March 15, 1999, Lyondell's compensation committee adopted the Lyondell Chemical Company Executive Severance Pay Plan (the "Severance Plan"), which generally applies to all executive officers of Lyondell, including Messrs. Smith and Allspach, and certain other key members of management that are designated by the Chief Executive Officer of Lyondell. Effective as of October 5, 2000, Lyondell's compensation committee amended and restated the Severance Plan to cover executive officers and other key members of management (as designated by the Chief Executive Officer of Lyondell) of Lyondell's subsidiaries, including Equistar. The Severance Plan provides for the payment of certain benefits to covered employees upon certain terminations following a Change in Control of Lyondell. Under the Severance Plan, a "Change in Control" of Lyondell means any one of the following events: (i) the incumbent directors of Lyondell (directors as of February 1, 1999 or individuals recommended or approved by a majority of the then incumbent directors other than as a result of either an actual or threatened election contest) cease to constitute at least a majority of Lyondell's Board of Directors, (ii) the stockholders approve (A) a merger, consolidation, or recapitalization of Lyondell, or a sale of substantially all of Lyondell's assets, unless immediately after the consummation of the transaction, the stockholders of Lyondell immediately prior to the transaction would own eighty percent or more of the resulting entity, or the incumbent directors at the time of initial approval of the transaction would, immediately after the transaction, constitute a majority of the Board of Directors or similar managing group of such resulting entity, or (B) any plan for the liquidation or dissolution of Lyondell, (iii) any person shall become the beneficial owner of twenty percent or more of the outstanding common stock of Lyondell or combined voting power of all voting securities of Lyondell, unless such person reaches twenty percent ownership solely as a result of (A) Lyondell acquiring securities and correspondingly reducing the number of shares outstanding or (B) acquisition of securities directly from Lyondell except for any conversion of a security that was not acquired directly from Lyondell, provided that if a person referred to in subsection (iii)(A) or (B) shall thereafter become the beneficial owner of any additional shares of Lyondell's common stock or other voting securities (other than by stock split, stock dividend or similar transaction), then a Change in Control will be deemed to have occurred.

     If an employee covered under the Severance Plan is terminated by his or her employer without cause or by the employee for good reason (which includes certain "constructive" terminations) within two years following a Change in Control, the employee will be entitled to receive from Lyondell a payment equal to one times to three times annual earnings, depending on the employee's position with his or her employer. Annual earnings for this purpose is generally the sum of an employee's base pay plus target annual bonus. Each of Messrs. Smith and Allspach will receive from Lyondell a payment equal to three times his annual earnings. Each of Messrs. Phillips, Gittings and Fontenot will receive from Lyondell a payment equal to two times his annual earnings. Outstanding option awards, if any, to covered employees will be automatically vested. Covered employees will also receive, at Lyondell's expense: (i) eligibility to commence vested early retirement benefits under Lyondell's or a subsidiary's retirement plans, actuarially reduced for early commencement, and retiree medical coverage; (ii) continuation of welfare benefit coverages for a period of two years following termination; and (iii) outplacement services for a period of one year, at a cost not to exceed $40,000. In addition, covered employees will receive from Lyondell a gross-up payment for the amount of the excise tax liability, if any, imposed pursuant to Code Section 4999 with respect to any benefits paid in connection with the Change in Control. In order to receive benefits under the Severance Plan, a covered employee must sign a general release of claims against Lyondell and its affiliates. Upon a Change in Control, if applicable, Lyondell will also deposit into its Supplemental Executive Benefit Plans Trust any additional assets necessary to fully fund the benefits due under its Supplementary Executive Retirement Plan and Executive Deferral Plan. The Severance Plan may be amended or terminated at any time prior to a Change in Control or, if earlier, prior to the date that a third party submits a proposal to the Board of Directors that is reasonably calculated, in the judgment of Lyondell's compensation committee, to effect a Change in Control. The Severance Plan may not be amended to deprive a covered employee of benefits after a Change in Control.

Compensation of Partnership Governance Committee Members

     Members of the Governance Committee do not receive any compensation from Equistar for their service.

Compensation Committee Interlocks and Insider Participation

     The members of the Compensation Committee are Robert T. Blakely, Stephen I. Chazen and John E. Lushefski. Jeffrey R. Pendergraft served as a member of the Compensation Committee until December 2000, when Mr. Blakely replaced him as a member of the Compensation Committee. Mr. Blakely is an executive officer of Lyondell. Mr. Pendergraft was an executive officer of Lyondell prior to his resignation in December 2000. Mr. Smith, Equistar's Chief Executive Officer, is also Chief Executive Officer and a director of Lyondell. Mr. Chazen is Executive Vice President - Development and Chief Financial Officer of Occidental, and Mr. Lushefski is Senior Vice President and Chief Financial Officer of Millennium.

     Lyondell, Millennium and Occidental and their respective affiliates are parties to various agreements and transactions with Equistar. See "Item 13-- Certain Relationships and Related Transactions."

                         COMPENSATION COMMITTEE REPORT

     The Compensation Committee of the Partnership Governance Committee has responsibility for establishing and administering the pay philosophy, policies, and plans for the executive officers of Equistar. The Compensation Committee conducts an annual review of executive pay and approves all salary changes, grants and awards to executive officers of Equistar. The Compensation Committee is composed of one representative of each general partner, who are Robert T. Blakely, Stephen I. Chazen and John E. Lushefski.

Executive Pay Philosophy

     The overriding principle behind Equistar's pay philosophy is that pay must support Equistar's primary objective of creating value for the partners and that premium pay will be provided for premium performance. Specific elements of this philosophy are:

     . Executive base salaries should be comparable to salaries for similar positions in a broad group of industrial and chemical companies that are similar to Equistar, with incentives varying substantially commensurate with Equistar's performance and designed to account for the cyclical nature of Equistar's businesses.

     . The pay programs should foster a team orientation and a high degree of cooperation and coordination among top management.

     . Performance should be defined in terms of measures that directly link to or strongly influence Equistar's value to the partners and achievement of strategic business and other performance objectives.

     Driven by this philosophy, Equistar's executive pay program has been designed to encourage a long-term performance orientation, with performance measures strongly related to value creation for the partners. As a result, Equistar's total pay package is designed to be highly sensitive to Equistar's performance, defined in terms of value creation for the partners.

Base Salary

     Pursuant to the pay philosophy, Equistar's executive base salaries generally are positioned at the fiftieth percentile of the market according to nationally recognized surveys for industrial and chemical companies. The market data used are reflective of Equistar's size, as measured by revenues.

     Generally, the Compensation Committee assesses market pay by position by relying on published surveys. Published surveys cover a group of industrial and chemical companies. Using these data, salary adjustments are generally made such that salaries for most executives are set at the median of the market.

Equistar Bonus Plan

     In 2000, the partners approved an executive incentive compensation program for Equistar. Under this program, incentive compensation opportunities for 2000 were delivered as an executive Annual Cash Award and a Long-Term Award, which reward management for EVA and EBITDA performance.

     The plan provides the Compensation Committee with sufficient incentive tools to provide short-term and long-term incentive compensation that is closely tied to the creation of value for the partners. The plan allows the Compensation Committee to make long-term incentive awards in the form of deferred cash bonus payments. Consequently, in February 2001, the Compensation Committee made deferred cash awards under the plan to executive officers, and approved performance objectives for cash awards.

Chief Executive Officer's 2000 Pay

  Mr. Smith serves as Chief Executive Officer of both Lyondell and Equistar. Mr. Smith does not receive any compensation from Equistar. Equistar pays a fee to Lyondell in recognition of Mr. Smith's services. See "Item 13. Certain Relationships and Related Transactions-Agreement Regarding Services of Equistar's Chief Executive Officer."

Compensation Committee Members

  The Compensation Committee believes that the partners are well served by Equistar's executive management team and that the executive pay philosophy and programs that have been established support the long-term success of Equistar. This report is submitted by the Compensation Committee of the Partnership Governance Committee of Equistar.

Respectfully submitted,

Robert T. Blakely
Stephen I. Chazen
John E. Lushefski

The Compensation Committee


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

  The following information is given with respect to the partners' interests in Equistar as of March 1, 2001.

                                                                                                 Percentage
                   Name and Address of                                Nature of                  Partnership
                     Beneficial Owner                            Beneficial Ownership             Interest
                     ----------------                            --------------------             --------
      Lyondell LP.........................................         Limited Partner                  40.180%
        300 Delaware Ave.
        Wilmington, DE 19801
      Millennium LP.......................................         Limited Partner                  28.910%
        230 Half Mile Road
        Red Banks, NJ 00770
      Occidental LP1......................................         Limited Partner                   6.623%
        10889 Wilshire Blvd.
        Los Angeles, CA 90004
      Occidental LP2......................................         Limited Partner                  22.876%
        10889 Wilshire Blvd.
        Los Angeles, CA 90004
      Lyondell GP.........................................         General Partner                   0.820%
        1221 McKinney Street
        Houston, TX 77010
      Millennium GP.......................................         General Partner                   0.590%
        230 Half Mile Road
        Red Banks, NJ 00770
      Occidental GP.......................................         General Partner                   0.001%
        10889 Wilshire Blvd.
        Los Angeles, CA 90004

  Lyondell owns 100% of the outstanding capital stock of each of Lyondell LP and Lyondell GP. Lyondell has pledged its interests in each Equistar partner owned by Lyondell under its bank credit facility. Millennium indirectly owns 100% of the outstanding equity interests of each of Millennium LP and Millennium GP. Occidental indirectly owns 100% of the outstanding capital stock of each of Occidental LP1, Occidental LP2 and Occidental GP.

Lyondell

  Lyondell is a global chemical company with revenues of $4.0 billion for the year ended December 31, 2000. Lyondell had $7.0 billion of assets at December 31, 2000. Lyondell has a market presence in the areas of:


 . Intermediate Chemicals and Derivatives. Lyondell acquired its intermediate chemicals and derivatives business through the acquisition of ARCO Chemical Company in July 1998.

 .  Petrochemicals and Polymers. Lyondell owns 41% of Equistar.

 .  Refining. Lyondell owns 58.75% of LYONDELL-CITGO Refining LP. LYONDELL-CITGO
   Refining LP processes large volumes of extra-heavy crude oil into premium petroleum products such as reformulated gasoline, low-sulfur diesel, jet fuel, aromatics and lubricants. LYONDELL-CITGO Refining LP was formed in 1993 as a joint venture with CITGO Petroleum Corporation, an indirect wholly owned subsidiary of Petroleos de Venezuela, S.A.

 .  Methanol. Lyondell owns 75% of Lyondell Methanol Company, L.P. Lyondell
   Methanol Company, L.P. was formed in December 1996 by Lyondell and MCN Investment Corporation, a producer of natural gas, which is the primary raw material of methanol.

Millennium

  Millennium is an international chemical company, with market positions in a broad range of commodity, industrial, performance and specialty chemicals. Millennium's products include titanium dioxide, acetic acid and vinyl acetate monomer and terpene fragrance and flavor chemicals. Millennium had revenues of approximately $1.8 billion for the year ended December 31, 2000, and approximately $3.2 billion of assets at December 31, 2000. Millennium owns 29.5% of Equistar.

Occidental

  Occidental explores for, develops, produces and markets crude oil and natural gas and manufactures and markets a variety of basic chemicals, including chlorine, caustic soda, and ethylene dichloride, as well as specialty chemicals and vinyls, including polyvinyl chloride resins and vinyl chloride monomer. Occidental conducts its principal operations through its oil and gas and chemical subsidiaries. Occidental also has an interest in petrochemicals through its 29.5% ownership interest in Equistar. Occidental had net sales of approximately $13.6 billion for the year ended December 31, 2000, and approximately $19.4 billion of assets at December 31, 2000.

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

  In September 2000, Millennium publicly announced that it had terminated the January 2000 announced active marketing of its interest in Equistar. However, there can be no assurance that Millennium will not sell its interest in Equistar at some point. Equistar does not expect any such sale to affect its operations or results. Millennium America, an indirect wholly owned subsidiary of Millennium, provides a limited guarantee under Equistar's $1.25 billion revolving credit facility, which is described under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." If Millennium were to transfer its interest in Equistar, Millennium America would be able to terminate its guarantee if Equistar has an investment grade credit rating or the fair market value of Equistar's assets is at least 140% of the gross amount of its liabilities. Millennium's successor would not be required to assume the limited guarantee.


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

Asset Contributions by Lyondell and Affiliates of Millennium and Occidental

  Both Lyondell and Millennium Petrochemicals entered into separate asset contribution agreements on December 1, 1997, providing for the contribution of the Lyondell and Millennium contributed businesses. Wholly owned subsidiaries of Occidental (the "Occidental Subsidiaries") entered into an asset contribution agreement with Equistar on May 15, 1998, with respect to the transfer of the Occidental contributed business, a portion of which transfer was accomplished through a merger of an Occidental Subsidiary with and into Equistar. Among other things, the asset contribution agreements required representations and warranties by the contributor regarding the transferred assets and indemnification of Equistar by the contributor. These agreements also provide for the assumption by Equistar of, among other things:

  (i) third-party claims that are related to preclosing contingent liabilities that are asserted before December 1, 2004, as to Lyondell and Millennium Petrochemicals, or before May 15, 2005, as to the Occidental Subsidiaries, to the extent the aggregate amount does not exceed, in the case of each of Lyondell, Millennium and the Occidental Subsidiaries, $7 million;

  (ii) third-party claims related to preclosing contingent liabilities that are asserted for the first time after December 1, 2004, as to Lyondell and Millennium Petrochemicals, or after May 15, 2005, as to the Occidental Subsidiaries;

  (iii) obligations for $745 million of Lyondell indebtedness, of which $521 million remains outstanding;

  (iv) a $750 million intercompany obligation of Millennium Petrochemicals to an indirect subsidiary of Millennium, which has been repaid;

  (v) the lease intended for security relating to the Corpus Christi facility contributed by Occidental, which has been repaid;

  (vi) liabilities for products sold after December 1, 1997, as to Lyondell and Millennium Petrochemicals, or after May 15, 1998, as to the Occidental Subsidiaries, regardless of when manufactured;

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

Transactions with LMC

  Equistar provides operating and other services for LMC under the terms of existing agreements that were assumed by Equistar from Lyondell, including the lease to LMC by Equistar of the real property on which its methanol plant is located. Under the terms of those agreements, LMC pays Equistar a management fee of $6 million per year and will reimburse certain expenses of Equistar at cost. The natural gas for LMC's plant is purchased under Equistar master agreements with various third party suppliers, which master agreements are administered by Lyondell personnel under the Shared Services Agreement. These sales of natural gas to LMC were $85 million in 2000. All of the foregoing arrangements with LMC are expected to continue on terms similar to those described above. LMC sells all of its product to Equistar, which amounted to $165 million in 2000.

Transactions with LCR

  In connection with the formation of Equistar, Lyondell's rights and obligations under the terms of its product sales and raw material purchase agreements with LCR were assigned to Equistar. Accordingly, refinery products, including propane, butane, naphthas, heating oils and gas oils, are sold by LCR to Equistar as raw materials, and some olefins by-products are sold by Equistar to LCR for processing into gasoline. Net payments from LCR to Equistar in connection with these product sales and raw material purchase agreements were $161 million for 2000.

  Equistar and LCR are also parties to (i) tolling arrangements under which some of LCR's coproducts are transferred to Equistar and processed by Equistar, with the resulting product being returned to LCR, (ii) terminaling and storage obligations, and (iii) an agreement, which is scheduled to expire no later than June 2001, to perform some marketing services for LCR. Aggregate payments under these various services agreements of $15 million were made by Equistar to LCR with respect to 2000.

  All of the agreements between LCR and Equistar are on terms generally representative of prevailing market prices.

Services and Shared-Site Agreements with Lyondell and Affiliates of Millennium and Occidental

  During 1998 and 1999, Lyondell provided certain administrative services to Equistar, including certain legal, risk management and treasury services, tax services and employee benefit plan administration, and Equistar provided services to Lyondell in the areas of health, safety and environmental, human resources, information technology and legal. As a consequence of these services, Equistar made payments to Lyondell as described in Note 4 of Notes to Consolidated Financial Statements. In November 1999, Lyondell and Equistar announced a Shared Services Agreement to utilize shared services over a broader range, including information technology, human resources, materials management and raw material supply, customer supply chain, health, safety and environmental, engineering and research and development, facility services, legal, accounting, treasury, internal audit, and tax. Beginning January 1, 2000, employee-related and indirect costs were allocated between the two companies in the manner prescribed in the Shared Services Agreement while direct third party costs, incurred exclusively for either Lyondell or Equistar, were charged directly to that entity.

  Equistar and Millennium Petrochemicals entered into a variety of operating, manufacturing and technical service agreements in 1997 related to the business of Equistar and the vinyl acetate monomer, acetic acid, synthesis gas and methanol businesses retained by Millennium Petrochemicals. A number of these agreements have been modified and or terminated since then. They currently include the provision by Equistar to Millennium Petrochemicals of, utilities, fuel streams, and office space. These agreements also include the provision by Millennium Petrochemicals to Equistar of operational services, including barge dock access and related services as well as utilities. As a consequence of services being provided by Equistar to Millennium Petrochemicals and by Millennium Petrochemicals to Equistar, net payments were made by Millennium Petrochemicals to Equistar of $2 million in 2000. In the case of product sales, prices are generally market-related. In the case of services and utilities, prices are usually based on simply recovering costs or an allocation of costs according to anticipated relative usage. Equistar also purchases vinyl acetate monomer and glacial acetic acid from Millennium Petrochemicals. During the year ended December 31, 2000, Equistar purchased $16 million of vinyl acetate monomer and glacial acetic acid from Millennium Petrochemicals. Millennium Petrochemicals purchases ethylene and hydrogen from Equistar. Except for modifications resulting from Millennium Petrochemicals' recent sale of its synthesis gas and a portion of its methanol businesses, these service and product sales agreements are expected to continue on terms similar to those described above.

  Equistar and Occidental Chemical have entered into a toll processing agreement dated effective as of May 15, 1998, whereby Equistar has retained the services of Occidental Chemical's facilities in Ashtabula, Ohio, for the processing of Glycol Ether TM into Glycol Ether TM Borate Ester material for brake or clutch fluid. Under the terms of the agreement, Equistar procures from Occidental Chemical its total requirements of Glycol Ether TM Borate Ester. The agreement requires Occidental Chemical to process Glycol Ether TM into Glycol Ether TM Borate Ester exclusively for Equistar. During 2000, Equistar paid Occidental Chemical $586,000 under the agreement. The initial term of the agreement ends on December 31, 2001; however, the agreement will continue from year to year
unless terminated by either party upon 12 months' written notice.   Equistar
has provided notice that it intends to terminate the agreement effective as of December 31, 2001.

Occidental Ethylene Sales Agreement

  Equistar and Occidental Chemical entered into an ethylene sales agreement dated effective May 15, 1998. Under the terms of this agreement, Occidental Chemical has agreed to purchase an amount of ethylene from Equistar equal to 100% of the ethylene raw material requirements of Occidental Chemical's U.S. plants. The ethylene raw material is exclusively for internal use in production at these plants less any quantities up to 250 million pounds tolled according to the provisions of the agreement. Upon three years' notice from either party to the other, the ethylene sales agreement may be "phased down" over a period not less than five years. No phase down may commence before January 1, 2009. The ethylene sales agreement provides for sales of ethylene at market-related prices. During 2000, Equistar received aggregate payments from Occidental Chemical of $558 million under the ethylene sales agreement.

Ethylene Sales Agreement with Millennium Petrochemicals

  Equistar sells ethylene to Millennium Petrochemicals at market-related prices under an agreement entered into in connection with the formation of Equistar. Under this agreement with Millennium Petrochemicals, Millennium Petrochemicals is required to purchase 100% of its ethylene requirements for its La Porte, Texas facility.The initial term of the contract expired December 1, 2000. The contract automatically renews annually. Either party may terminate on one year's notice. Neither party has provided notice of termination of the agreement. The pricing terms under this agreement between Equistar and Millennium Petrochemicals are similar to the pricing terms under the ethylene sales agreement between Equistar and Occidental Chemical. Millennium Petrochemicals paid $90 million to Equistar for ethylene during 2000.

Product Sales Agreements with Lyondell

  Lyondell has purchased benzene, ethylene, propylene and other products at market-related prices from Equistar since Lyondell's acquisition of ARCO Chemical Company in July 1998. Currently, Equistar sells ethylene, propylene and benzene to Lyondell at market-related prices pursuant to agreements dated effective as of August 1999. Under the agreements, Lyondell is required to purchase 100% of its benzene, ethylene and propylene requirements for its Channelview and Bayport, Texas facilities, with the exception of quantities of one product that Lyondell is obligated to purchase under a supply agreement with an unrelated third party entered into prior to 1999 and expiring in 2015. The initial term of each of those agreements between Equistar and Lyondell expires on December 31, 2014. After the initial term, each of the agreements automatically renews for successive one-year periods and either party may terminate any of the agreements on one year's notice. The pricing terms under the agreements between Equistar and Lyondell are similar to the pricing terms under the ethylene sales agreement between Equistar and Occidental Chemical. In addition, a wholly owned subsidiary of Lyondell licenses MTBE technology to Equistar. Lyondell also purchases a significant portion of the MTBE produced by Equistar at one of its two Channelview units at market-related prices. Product sales to Lyondell in 2000 were $572 million.

Product Transactions with Oxy Vinyls, LP

   Occidental Chemical owns 76% of Oxy Vinyls, LP ("Oxy Vinyls"), a joint venture company formed with an unrelated third party effective May 1, 1999. Equistar sells ethylene to Oxy Vinyls for Oxy Vinyls' LaPorte, Texas facility at market-related prices pursuant to an agreement dated effective as of June 1998, which agreement was assigned to Oxy Vinyls by one of its owners. The initial term of the agreement expires on December 31, 2003. After the initial term, the agreement automatically renews for successive one-year periods and either party may terminate the agreement on 24 months' notice. Equistar made ethylene sales to Oxy Vinyls totaling $67 million in 2000.

Agreement Regarding Services of Equistar's Chief Executive Officer

  Dan F. Smith serves as the Chief Executive Officer of both Lyondell and Equistar and is a director of Lyondell. Mr. Smith receives no compensation from Equistar. Under an agreement between Equistar and Lyondell, Equistar paid $1 million as compensation to Lyondell for the services rendered by Mr. Smith as part of the shared services provided by Lyondell during 2000. See "Item 11. Executive Compensation."

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

Debt Instruments of Lyondell Assumed by Equistar

  Upon its formation, Equistar assumed $745 million of Lyondell indebtedness, of which $521 million remains outstanding. Lyondell was not released as an obligor at the time of the assumption and, until November 2000, Lyondell remained as a co-obligor on the indebtedness, although as between Equistar and Lyondell, Equistar is primarily liable. In November 2000, Lyondell was added as a guarantor on $400 million of the indebtedness and subsequently the consent of the holders of the indebtedness was obtained to the release of Lyondell as a primary obligor (but not as a guarantor) on such $400 million of indebtedness. Lyondell remains a primary obligor on the remaining $121 million of indebtedness.

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  The following documents are filed as a part of this report:

Exhibits
 Exhibit No.Description
  3.1 Certificate of Limited Partnership of Equistar Chemicals, LP dated as of October 17, 1997 (1)
  3.2 Certificates of Amendment to the Certificate of Limited Partnership of Equistar Chemicals, LP dated as of May 15, 1998 (1)
  3.3 Amended and Restated Limited Partnership Agreement of Equistar Chemicals, LP dated as of May 15, 1998 (1)
  3.3(a) First Amendment to Amended and Restated Limited Partnership Agreement of Equistar Chemicals, LP dated as of June 30, 1998 (1)
  3.3(b) Second Amendment to Amended and Restated Limited Partnership Agreement of Equistar Chemicals, LP dated as of February 16,
            1999 (1)
  4.1 Exchange and Registration Rights Agreement among Equistar Chemicals, LP, Equistar Funding Corporation, Chase Securities Inc., for themselves and the other Initial Purchasers (except NationsBanc Montgomery Securities LLC), and NationsBanc Montgomery Securities LLC, for themselves and the other Initial Purchasers (except Chase Securities Inc.), dated as of February 9, 1999 (1)
  4.2 Indenture among Equistar Chemicals, LP, Equistar Funding Corporation and The Bank of New York, as Trustee, dated as of January 15,
            1999 (1)
  4.2(a) Form of Second Supplemental Indenture among Equistar Chemicals, LP, Equistar Funding Corporation and The Bank of New York, as Trustee
            (1)
  4.2(b) Form of Note (attached as Exhibit A to the Form of Second Supplemental Indenture among Equistar Chemicals, LP, Equistar Funding Corporation and The Bank of New York, as Trustee, filed herewith as Exhibit 4.2(a)) (1)
  4.3 $1.25 billion Revolving Credit Agreement among Equistar Chemicals, LP, as Borrower, Millennium America Inc., as Guarantor, and the Lenders party thereto dated November 25, 1997 (1)
  4.3(a) Amended and Restated Credit Agreement dated as of November 25, 1997, as amended and restated February 5, 1999, among Equistar Chemicals, LP, as Borrower, Millennium America Inc., as Guarantor, and the Lenders party thereto (1)
  4.4 Indenture between Lyondell Petrochemical Company and Continental Bank, National Association, as Trustee, dated as of March 10, 1992
            (1)
  4.4(a) First Supplemental Indenture dated as of March 10, 1992, between Lyondell Petrochemical Company and Continental Bank, National Association, as Trustee, to the Indenture dated as of March 10, 1992
            (1)
  4.4(b) Second Supplemental Indenture dated as of December 1, 1997, among Lyondell Petrochemical Company, Equistar Chemicals, LP and First Trust National Association, Trustee, to the Indenture dated as of March 10, 1992 (1)
  4.4(c) Third Supplemental Indenture dated as of November 3, 2000 among Lyondell Chemical Company, Equistar Chemicals, LP and U.S. Bank Trust, National Association, Trustee, to the Indenture dated as of March 10, 1992
  4.4(d) Fourth Supplemental Indenture dated as of November 17, 2000 among Lyondell Chemical Company, Equistar Chemicals, LP and U.S. Bank Trust, National Association, Trustee, to the Indenture dated as of March 10, 1992
  4.5 Indenture between Lyondell Petrochemical Company and Texas Commerce Bank National Association, as Trustee, dated as of January 29, 1996
            (1)

  4.5(a) First Supplemental Indenture dated as of February 15, 1996, between Lyondell Petrochemical Company and Texas Commerce Bank National Association, Trustee, to the Indenture dated as of January 29, 1996
            (1)
  4.5(b) Second Supplemental Indenture dated as of December 1, 1997, among Lyondell Petrochemical Company, Equistar Chemicals, LP and Texas Commerce Bank National Association, Trustee, to the Indenture dated as of January 29, 1996 (1)
  4.5(c) Third Supplemental Indenture dated as of November 3, 2000 among Lyondell Chemical Company, Equistar Chemicals, LP and The Chase Manhattan Bank, Trustee, to the Indenture dated as of January 29, 1996
  4.5(d) Fourth Supplemental Indenture dated as of November 17, 2000 among Lyondell Chemical Company, Equistar Chemicals, LP and The Chase Manhattan Bank, Trustee, to the Indenture dated as of January 29, 1996

Equistar is a party to several debt instruments under which the total amount of securities authorized does not exceed 10% of the total assets of Equistar and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of
Item 601(b) of Registration S-K, Equistar agrees to furnish a copy of such instruments to the Commission upon request.

EXECUTIVE COMPENSATION:
  10.1      Lyondell Chemical Company Executive Severance Pay Plan, as amended and restated effective October 5, 2000
  10.2      Equistar Chemicals, LP Bonus Plan (described in the Summary
            Description of Equistar Chemicals, LP Long-Term Incentive Plan filed as Exhibit 10.4)
  10.2(a)   Amended and Restated Bonus Plan, effective January 1, 2000
  10.3      Summary Description of Equistar Chemicals, LP Supplemental Executive
            Retirement Plan (1)
  10.4      Summary Description of Equistar Chemicals, LP Long-Term Incentive
            Plan (1)
  10.5      Summary Description of Equistar Chemicals, LP Executive
            Supplementary Savings Plan (1)
  10.6      Summary Description of Equistar Chemicals, LP Executive Medical Plan
            (1)
  10.7      Summary Description of Equistar Chemicals, LP Salary Deferral Plan
            (1)
  10.8      Summary Description of Equistar Chemicals, LP Executive Disability
            Plan (1)
  10.9      Summary Description of Equistar Chemicals, LP Executive Life
            Insurance Plan (1)

OTHER MATERIAL CONTRACTS:
  10.10 Asset Contribution Agreement among Lyondell Chemical Company, Lyondell Petrochemical LP and Equistar Chemicals, LP dated as of December 1, 1997 (1)
  10.10(a) First Amendment dated as of May 15, 1998, to the Asset Contribution Agreement among Lyondell Chemicals Company, Lyondell Petrochemicals LP and Equistar Chemicals, LP dated as of December 1, 1997 (1)
  10.11 Asset Contribution Agreement among Millennium Petrochemicals Inc., Millennium LP and Equistar Chemicals, LP dated as of December 1, 1997 (1)
  10.11(a) First Amendment dated as of May 15, 1998, to the Asset Contribution Agreement among Millennium Petrochemicals Inc., Millennium LP and Equistar Chemicals, LP dated as of December 1, 1997 (1)
  10.12 Master Transaction Agreement among Equistar Chemicals, LP, Occidental Petroleum Corporation, Lyondell Chemical Company and Millennium Chemicals Inc. dated as of May 15, 1998 (1)
  10.13 Agreement and Plan of Merger and Asset Contribution among Occidental Petrochem Partner 1, Inc., Occidental Petrochem Partner 2, Inc., Oxy Petrochemicals Inc., PDG Chemical Inc. and Equistar Chemicals, LP dated as of May 15, 1998 (1)
  10.14 Amended and Restated Parent Agreement among Occidental Chemical Corporation, Oxy CH Corporation, Occidental Petroleum Corporation, Lyondell Petrochemical Company, Millennium Chemicals Inc. and Equistar Chemicals, LP dated as of May 15, 1998 (1)

    10.14(a)  First Amendment dated as of June 30, 1998, to the Amended and
              Restated Parent Agreement among Occidental Chemical Corporation,
              Oxy CH Corporation, Occidental Petroleum Corporation, Lyondell
              Petrochemical Company, Millennium Chemicals Inc. and Equistar
              Chemicals, LP dated as of May 15, 1998 (1)
    10.14(b)  Assignment and Assumption Agreement with respect to the Amended and Restated Parent Agreement executed as of June 19, 1998 (1)
    10.15     Ethylene Sales Agreement between Equistar Chemicals, LP and
              Occidental Chemical Corporation dated as of May 15, 1998 (1)
    12        Statement Concerning Computation of Ratios
    21        Subsidiaries of Equistar Chemicals, LP
    99        Consolidated Financial Statements of Lyondell Chemical Company

(1) Filed as an exhibit to Registrant's Registration Statement on Form S-4 (No. 333-76473) and incorporated herein by reference.

(b)  Consolidated Financial Statements and Financial Statement Schedules

     (1)  Consolidated Financial Statements

          Report of Independent Accountants
          Consolidated Statements of Income
          Consolidated Balance Sheets
          Consolidated Statements of Cash Flows
          Consolidated Statements of Partners' Capital
          Notes to Consolidated Financial Statements

     (2)  Financial Statement Schedules

          Financial statement schedules are omitted because they are not applicable or the required information is contained in the Financial Statements or notes thereto.

Copies of exhibits will be furnished upon prepayment of 25 cents per page. Requests should be addressed to the Secretary.

(c)  Reports on Form 8-K

     None

                                  SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 16th day of March, 2001.

                              EQUISTAR CHEMICALS, LP, by its General Partner


                              LYONDELL PETROCHEMICAL G.P. INC.

                              By: /s/ DAN F. SMITH
                                  --------------------
                                      Dan F. Smith
                                       President


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.


Name                                      Title (Lyondell Petrochemical G.P. Inc.)                     Date
----                                      ----------------------------------------                     ----



/s/    DAN F. SMITH                             President and Director                       March 16, 2001
----------------------------------
(Dan F. Smith)



/s/    T. KEVIN DENICOLA                      Vice President and Director                    March 16, 2001
----------------------------------
(T. Kevin DeNicola)

                                  SIGNATURES


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 16th day of March, 2001.

                              EQUISTAR CHEMICALS, LP, by its General Partner

                              MILLENNIUM PETROCHEMICALS GP LLC
                              By:  Millennium Petrochemicals Inc.

                              By: /s/ PETER P. HANIK
                                  ------------------
                                      Peter P. Hanik
                              President and Chief Executive Officer


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.


Name                                        Title (Millennium Petrochemicals Inc.)                     Date
----                                        --------------------------------------                     ----

/s/   WILLIAM M. LANDUYT                            Director                                 March 16, 2001
-----------------------------------
(William M. Landuyt)

/s/   GEORGE H. HEMPSTEAD, III                      Director                                 March 16, 2001
-----------------------------------
(George H. Hempstead, III)

/s/   PETER P. HANIK                                President, Chief Executive               March 16, 2001
-----------------------------------
(Peter P. Hanik)                                       Officer and Director

/s/      CHARLES F. DALY                            Vice President, Principal Accounting     March 16, 2001
-----------------------------------
(Charles F. Daly)                                   Officer and Principal Financial Officer

                                  SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 16th day of March, 2001.

                                    EQUISTAR CHEMICALS, LP, by its General
                                    Partner

                                    OCCIDENTAL PETROCHEM PARTNER GP, INC.

                                    By: /s/ RICHARD A. LORRAINE
                                        -----------------------
                                            Richard A. Lorraine
                                    Executive Vice President and Chief
                                    Financial Officer

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.



Name                                    Title (Occidental Petrochem Partner GP, Inc.)         Date
----                                    ---------------------------------------------         ----
/s/   RICHARD A. LORRAINE               Executive Vice President, Chief Financial             March 16, 2001
------------------------------
(Richard A. Lorraine)                   Officer and Director (Principal Accounting
                                        (Officer)

/s/   J. ROGER HIRL                     President and Director                                March 16, 2001
------------------------------
(J. Roger Hirl)

/s/      KEITH MCDOLE                   Secretary, Senior Vice President and Director         March 16, 2001
------------------------------
(Keith McDole)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 16th day of March, 2001.


Name                                                    Title                                           Date
----                                                    -----                                           ----

/s/  DAN F. SMITH                               Chief Executive Officer, Equistar Chemicals,            March 16, 2001
-----------------
(Dan F. Smith, Chief Executive Officer)         LP, Co-Chairman, Partnership Governance
                                                Committee


/s/  KELVIN R. COLLARD                          Vice President and Controller, Equistar                 March 16, 2001
----------------------
(Kelvin R. Collard, Principal Financial         Chemicals, LP
  and Accounting Officer)


/s/  T. KEVIN DENICOLA                          Member, Partnership Governance Committee                March 16, 2001
----------------------
(T. Kevin DeNicola)

/s/  WILLIAM M. LANDUYT                         Co-Chairman, Partnership Governance                     March 16, 2001
-----------------------
(William M. Landuyt)                            Committee

/s/  JOHN E. LUSHEFSKI                          Member, Partnership Governance Committee                March 16, 2001
----------------------
(John E. Lushefski)

/s/  GEORGE W. ROBBINS                          Member, Partnership Governance Committee                March 16, 2001
----------------------
(George W. Robbins)

/s/  DR. RAY R. IRANI                           Co-Chairman, Partnership Governance                     March 16, 2001
---------------------
(Dr. Ray R. Irani)                              Committee

/s/  STEPHEN I. CHAZEN                          Member, Partnership Governance Committee                March 16, 2001
----------------------
(Stephen I. Chazen)

/s/  J. ROGER HIRL                              Member, Partnership Governance Committee                March 16, 2001
------------------
(J. Roger Hirl)