Form 10-Q
period 2001-03-31
EQUISTAR CHEMICALS LP
filed 2001-05-14
CIK 1081158

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                   FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

                                      OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

   For the transition period from . . . . . . . . . . to . . . . . . . . . .

                        Commission file number 333-76473




                             EQUISTAR CHEMICALS, LP
             (Exact name of registrant as specified in its charter)



            DELAWARE                                       76-0550481
   (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

         1221 MCKINNEY STREET,                                77010
       SUITE 700, HOUSTON, TEXAS                            (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (713) 652-7200



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    NO
                                                ---      ---

                         PART I.  FINANCIAL INFORMATION

                             EQUISTAR CHEMICALS, LP

             ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                       CONSOLIDATED STATEMENTS OF INCOME


                                                                      FOR THE THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                 --------------------------------------
MILLIONS OF DOLLARS                                                    2001                  2000
-------------------                                              -----------------     ----------------
SALES AND OTHER OPERATING REVENUES:
     Unrelated parties                                                $1,313                 $1,436
     Related parties                                                     460                    422
                                                                      ------                 ------
                                                                       1,773                  1,858
                                                                      ------                 ------
OPERATING COSTS AND EXPENSES:
     Cost of sales:
          Unrelated parties                                            1,313                  1,331
          Related parties                                                410                    367
     Selling, general and administrative expenses                         46                     44
     Research and development expense                                     10                      9
     Amortization of goodwill                                              8                      8
     Unusual charges                                                      22                    - -
                                                                      ------                 ------
                                                                       1,809                  1,759
                                                                      ------                 ------
     Operating income (loss)                                             (36)                    99

Interest expense                                                         (46)                   (46)
Interest income                                                          - -                      1
Other income, net                                                          5                      2
                                                                      ------                 ------
NET INCOME (LOSS)                                                     $  (77)                $   56
                                                                      ======                 ======



                See Notes to Consolidated Financial Statements.

                            EQUISTAR CHEMICALS, LP

                          CONSOLIDATED BALANCE SHEETS


                                                              MARCH 31,           DECEMBER 31,
MILLIONS OF DOLLARS                                             2001                  2000
-------------------                                          -----------         -------------
ASSETS
Current assets:
     Cash and cash equivalents                                 $    9                $   18
     Accounts receivable:
          Trade, net                                              526                   568
          Related parties                                         185                   190
     Inventories                                                  580                   506
     Prepaid expenses and other current assets                     52                    50
                                                                ------                ------
          Total current assets                                  1,352                 1,332

Property, plant and equipment, net                              3,784                 3,819
Investment in PD Glycol                                            53                    53
Goodwill, net                                                   1,078                 1,086
Other assets                                                      318                   292
                                                               ------                ------
Total assets                                                   $6,585                $6,582
                                                               ======                ======

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
     Accounts payable:
          Trade                                                $  399                $  426
          Related parties                                          55                    61
     Current maturities of long-term debt                         190                    90
     Other accrued liabilities                                    116                   166
                                                               ------                ------
          Total current liabilities                               760                   743

Long-term debt, less current maturities                         2,224                 2,158
Other liabilities                                                 141                   141
Commitments and contingencies
Partners' capital:
     Partners' accounts                                         3,463                 3,540
     Accumulated other comprehensive loss                          (3)                   --
                                                               ------                ------
          Total partners' capital                               3,460                 3,540
                                                               ------                ------
Total liabilities and partners' capital                        $6,585                $6,582
                                                               ======                ======



                See Notes to Consolidated Financial Statements.

                             EQUISTAR CHEMICALS, LP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                       FOR THE THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                      ----------------------------
MILLIONS OF DOLLARS                                                      2001              2000
-------------------                                                   ---------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                    $ (77)            $  56
     Adjustments to reconcile net income (loss) to net
       cash used in operating activities:
          Depreciation and amortization                                      78                77
          Decrease (increase) in accounts receivable                         47               (96)
          Increase in inventories                                           (74)               (2)
          (Decrease) increase in accounts payable                           (35)               53
          Decrease in other accrued liabilities                             (50)             (123)
          Net change in other working capital accounts                       (2)                1
          Gain on sale of assets                                             (3)               --
          Other                                                             (38)               21
                                                                          -----             -----
               Net cash used in operating activities                       (154)              (13)
                                                                          -----             -----


CASH FLOWS FROM INVESTING ACTIVITIES:
     Expenditures for property, plant and equipment                         (24)              (20)
     Proceeds from sale of assets                                             3                --
                                                                          -----             -----
               Net cash used in investing activities                        (21)              (20)
                                                                          -----             -----

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowing (payments) under lines of credit                         166               (25)
     Repayment of long-term debt                                             --               (10)
                                                                          -----             -----
               Net cash provided by (used in) financing activities          166               (35)
                                                                          -----             -----


DECREASE IN CASH AND CASH EQUIVALENTS                                        (9)              (68)
Cash and cash equivalents at beginning of period                             18               108
                                                                          -----             -----
Cash and cash equivalents at end of period                                $   9             $  40
                                                                          =====             =====


                See Notes to Consolidated Financial Statements.

                             EQUISTAR CHEMICALS, LP

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.  BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2000 included in the Equistar Chemicals, LP ("Equistar" or "Partnership") 2000 Annual Report on Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Certain amounts from prior periods have been reclassified to conform to the current period presentation.


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


3.  UNUSUAL CHARGES

Equistar discontinued production at its Port Arthur, Texas polyethylene facility on February 28, 2001 and shut down the facility. The asset values of the Port Arthur production units were previously adjusted as part of a $96 million restructuring charge recognized in 1999. During the first quarter 2001, Equistar recorded a $22 million additional charge, which included exit costs of $10 million, including environmental remediation liabilities of $7 million (see
Note 8), and severance benefits of $7 million for approximately 125 people employed at the Port Arthur facility. The remaining $5 million charge relates primarily to the write down of certain inventories. No severance benefit payments were made as of March 31, 2001.

4.  INVENTORIES

The components of inventories consisted of the following:


                                         MARCH 31,        DECEMBER 31,
MILLIONS OF DOLLARS                        2001              2000
-------------------                     -----------       ------------
Finished goods                            $ 306              $ 273
Work-in-process                              21                 16
Raw materials                               163                123
Materials and supplies                       90                 94
                                          -----              -----
     Total inventories                    $ 580              $ 506
                                          =====              =====


5.  PROPERTY, PLANT AND EQUIPMENT, NET

The components of property, plant and equipment, at cost, and the related accumulated depreciation consisted of the following:


                                                MARCH 31,      DECEMBER 31,
MILLIONS OF DOLLARS                               2001            2000
-------------------                             ---------      ------------
Land                                              $   78          $   78
Manufacturing facilities and equipment             5,779           5,769
Construction in progress                             145             134
                                                  ------          ------
     Total property, plant and equipment           6,002           5,981
Less accumulated depreciation                      2,218           2,162
                                                  ------          ------
     Property, plant and equipment, net           $3,784          $3,819
                                                  ======          ======


6.  LONG-TERM DEBT

In March 2001, Equistar secured an amendment to its credit facility that increases its financial and operating flexibility, primarily by making certain financial ratio requirements less restrictive.

Lyondell remains a guarantor of certain Equistar debt. The consolidated financial statements (unaudited) of Lyondell are filed as an exhibit to Equistar's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001.

7.  DERIVATIVE FINANCIAL INSTRUMENTS

Equistar enters into over-the-counter "derivatives", or price swap contracts, for crude oil with Occidental Energy Marketing, Inc., a subsidiary of Occidental, as well as crude oil futures contracts to help manage its exposure to commodity price risk with respect to crude-oil related raw material purchases.

As of January 1, 2001, Equistar adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. Under SFAS 133, all derivative instruments are recorded on the balance sheet at fair value. Currently, Equistar uses only cash flow hedges. Gains or losses from changes in the fair value of the derivative used in a cash flow hedge are deferred in accumulated other comprehensive income, to the extent the hedge is effective, and subsequently reclassified to earnings to offset the impact of the forecasted transaction.

Equistar's Partnership Governance Committee has authorized Equistar to enter into certain hedge transactions, but does not permit speculative positions. Equistar formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategy for undertaking the hedge. This process includes specific identification of the hedging instrument and the hedge transaction, the nature of the risk being hedged and the method for assessing the hedging instrument's effectiveness. Both at the inception of the hedge and on an ongoing quarterly basis, Equistar assesses whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.

At December 31, 2000, price swap contracts covering 5.1 million barrels of crude oil were outstanding. The carrying value and fair market value of these derivative instruments at December 31, 2000 represented a liability of $13 million and was based on quoted market prices. The related loss was deferred on the consolidated balance sheet. On January 1, 2001, in accordance with the transition provisions of SFAS 133, Equistar reclassified the deferred loss of $13 million to accumulated other comprehensive income as a transition adjustment, representing the cumulative effect of an accounting change (see Note
9). During the first quarter of 2001, the fair value of the liability related to the outstanding contracts decreased $10 million and losses of approximately $1 million on maturing contracts were reclassified from accumulated other comprehensive income to the consolidated statement of income to offset the impact of the actual purchase transactions.

As of March 31, 2001, price swap and futures contracts covering 7.3 million barrels of crude oil were outstanding and mature from April through December 2001. The contracts were recognized at their fair value on March 31, 2001, resulting in an unrealized loss of $2 million, of which 97%, was deemed effective and recognized in accumulated other comprehensive income. The ineffective portion, which was less than $1 million, was recorded as a component of cost of goods sold in the consolidated statement of income. The $2 million loss, which includes the unrecognized portion of the transition adjustment, recorded in accumulated other comprehensive income is expected to be reclassified to the consolidated statement of income from April through December 2001.

The following table summarizes activity for the three months ended March 31, 2001:


                                                                   INCOME
MILLIONS OF DOLLARS                                                (LOSS)
-------------------                                                ------
Accumulated other comprehensive income:
  January 1, 2001 transition adjustment -
    reclassification of December 31, 2000 deferred loss              $(13)
  First quarter 2001 activity:
    Unrealized gains on outstanding derivative instruments:
      Effective portion                                                10
      Ineffective portion reclassified to earnings                     --
    Reclassification of realized losses on
      maturing derivative instruments to earnings                       1
                                                                     ----
  Unrealized loss on derivative instruments at March 31, 2001        $ (2)
                                                                     ====


8.  COMMITMENTS AND CONTINGENCIES

Commitments-Equistar has various purchase commitments for materials, supplies and services incident to the ordinary conduct of business. In the aggregate, such commitments are not at prices in excess of current market.

Indemnification Arrangements-Lyondell, Millennium and Occidental have each agreed to provide certain indemnifications to Equistar with respect to the petrochemicals and polymers businesses contributed by the partners. In addition, Equistar agreed to assume third party claims that are related to certain pre-closing contingent liabilities that are asserted prior to December 1, 2004 for Lyondell and Millennium, and May 15, 2005 for Occidental, to the extent the aggregate thereof does not exceed $7 million to each partner, subject to certain terms of the respective asset contribution agreements. As of March 31, 2001, Equistar had incurred a total of $17 million for these uninsured claims and liabilities. Equistar also agreed to assume third party claims that are related to certain pre-closing contingent liabilities that are asserted for the first time after December 1, 2004 for Lyondell and Millennium, and for the first time after May 15, 2005 for Occidental.

Environmental-Equistar's policy is to be in compliance with all applicable environmental laws. Equistar is subject to extensive environmental laws and regulations concerning emissions to the air, discharges to surface and subsurface waters and the generation, handling, storage, transportation, treatment and disposal of waste materials. Some of these laws and regulations are subject to varying and conflicting interpretations. In addition, Equistar cannot accurately predict future developments, such as increasingly strict requirements of environmental laws, inspection and enforcement policies and compliance costs therefrom which might affect the handling, manufacture, use, emission or disposal of products, other materials or hazardous and non-hazardous waste. Equistar's accrued liability for environmental matters as of March 31, 2001 was $7 million and related to the Port Arthur facility, which was permanently shut down on February 28, 2001.

The eight-county Houston/Galveston region has been designated a severe non-attainment area for ozone by the U.S. Environmental Protection Agency ("EPA"). As a result, the Texas Natural Resource Conservation Commission ("TNRCC") has submitted a plan to the EPA to reach and demonstrate compliance with the ozone standard by the year 2007. These emission reduction controls must be installed during the next several years, well in advance of the 2007 deadline. Compliance with the plan will result in increased capital investment, which could be between $150 million and $300 million before the 2007 deadline, as well as higher annual operating costs for Equistar. The timing and amount of these expenditures are subject to regulatory and other uncertainties, including litigation, as well as obtaining the necessary permits and approvals. Equistar has been actively involved with a number of organizations to help solve the ozone problem in the most cost-effective manner and, in January 2001, Equistar and an organization composed of industry participants filed a lawsuit against the TNRCC to encourage adoption of their alternative plan to achieve the same air quality improvement with less negative economic impact on the region.

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

Certain federal and state governmental initiatives have sought either to rescind the oxygenate requirement for reformulated gasoline or to restrict or ban the use of MTBE. Such actions, to be effective, would require (i) a waiver of the state's oxygenate mandate, (ii) Congressional action in the form of an amendment to the Clean Air Act or (iii) replacement of MTBE with another oxygenate such as ethanol, a more costly, untested, and less widely available additive. At the federal level, a blue ribbon panel appointed by the EPA issued its report on July 27, 1999. That report recommended, among other things, reducing the use of MTBE in gasoline. During 2000, the EPA announced its intent to seek legislative changes from Congress to give the EPA authority to ban MTBE over a three-year period. Such action would only be granted through amendments to the Clean Air Act. Additionally, the EPA is seeking a ban of MTBE utilizing rulemaking authority contained in the Toxic Substance Control Act. It would take at least three years for such a rule to issue. In January 2001, however, senior policy analysts at the U.S. Department of Energy presented a study stating that banning MTBE would create significant economic risk. The presentation did not identify any benefits from banning MTBE. The EPA initiatives mentioned above or other governmental actions could result in a significant reduction in Equistar's MTBE sales. Equistar has developed technologies to convert its process to produce alternate gasoline blending components should it be necessary to reduce MTBE production in the future.

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

9.  COMPREHENSIVE INCOME

Comprehensive income (loss) consisted of the following:

                                                                            FOR THE THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                            --------------------------
                                                                                2001            2000
                                                                            ----------       ---------
Net income (loss)                                                              $ (77)            $  56
                                                                               -----             -----
Other comprehensive income (loss):
   Transition adjustment                                                         (13)               --
   Reclassification of  losses
      on derivative instruments to earnings                                        1                --
   Unrealized gains on derivative instruments - effective portion                 10                --
   Unrealized losses on securities                                                (1)               --
                                                                               -----             -----
Total other comprehensive income (loss)                                           (3)               --
                                                                               -----             -----
Comprehensive income (loss)                                                    $ (80)            $  56
                                                                               =====             =====

The transition adjustment represents the cumulative effect of an accounting change, resulting from the adoption of SFAS No. 133 as of January 1, 2001.

Equistar accounts for certain investments as "available-for-sale" securities in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, changes in the fair value of the investment are recognized in the balance sheet and the unrealized holding gains and losses are recognized in other comprehensive income.

10.  Segment and Related Information

Equistar has identified two reportable segments in which it operates: (i) petrochemicals and (ii) polymers. Summarized financial information concerning Equistar's reportable segments is shown in the following table:


MILLIONS OF DOLLARS
-------------------                                  PETROCHEMICALS   POLYMERS    UNALLOCATED    ELIMINATIONS     TOTAL
                                                     --------------   ---------   ------------   -------------   --------
For the three months ended March 31, 2001:
Sales and other operating revenues:
      Customers                                              $1,231       $542          $  --           $  --     $1,773
      Intersegment                                              458         --             --            (458)        --
                                                     -------------------------------------------------------------------
Total sales and other operating revenues                      1,689        542             --            (458)     1,773
Operating income (loss)                                         115        (89)           (62)             --        (36)
Interest expense                                                 --         --            (46)             --        (46)
Other income, net                                                --         --              5              --          5
Net income (loss)                                               115        (89)          (103)             --        (77)

FOR THE THREE MONTHS ENDED MARCH 31, 2000:
Sales and other operating revenues:
      Customers                                              $1,278       $580          $  --           $  --     $1,858
      Intersegment                                              474         --             --            (474)        --
                                                     -------------------------------------------------------------------
Total sales and other operating revenues                      1,752        580             --            (474)     1,858
Operating income (loss)                                         172        (31)           (42)             --         99
Interest expense                                                 --         --            (46)             --        (46)
Interest income                                                  --         --              1              --          1
Other income, net                                                --         --              2              --          2
Net income (loss)                                               172        (31)           (85)             --         56


The "Operating income (loss)" amounts presented above in the "Unallocated" column consist of expenses not allocated to the petrochemicals and polymers segments, principally general and administrative expenses of $40 million and unusual charges of $22 million for the three months ended March 31, 2001 and principally general and administrative expenses of $42 million for the three months ended March 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

OVERVIEW

GENERAL--Demand for products in Equistar's petrochemicals and polymers segments during the first quarter 2001 was affected by the continuing weakness of the U.S. economy, a trend that started in the second half of 2000. The U.S. economy grew at a 2% annual rate in the first quarter 2001 compared to 5% in the first half of 2000. Crude oil prices decreased in the first quarter 2001, resulting in lower costs for crude oil-based raw materials. However, high natural gas costs continued to affect the cost of other raw materials, natural gas liquids ("NGL"), and energy costs.

Natural gas prices peaked in January 2001 at nearly $10 per million BTUs, compared to a price range of $2.00 to $2.50 per million BTUs in the period from 1996 to 1999. Since the January 2001 peak, natural gas prices have been decreasing. Nonetheless, first quarter 2001 average natural gas prices were 32% higher compared to the fourth quarter 2000 and 180% higher compared to the first quarter 2000. The impact of the higher natural gas costs on raw materials and energy costs in the first quarter 2001 was estimated at approximately $83 million compared to the first quarter 2000. The significant increase in NGL costs caused some producers, including Equistar, to idle plants that primarily use NGLs as raw materials. Industry analysts estimate that 15% to 20% of North American capacity was not utilized during the first quarter 2001 for this reason. Equistar implemented price increases, but only recovered some of the margin lost to the higher costs.

In addition, the ethylene industry is affected by significant capacity additions. The industry added annual ethylene capacity of 13.4 billion pounds globally in 2000 and is scheduled to add a record 14.1 billion pounds in 2001, or nearly 6% in each year. New domestic capacity scheduled for the latter half of 2001 will add 5% to domestic ethylene capacity during a period of weak demand growth.

NET INCOME--Equistar had a net loss of $77 million in the first quarter 2001 compared to net income of $56 million in the first quarter 2000. The $133 million decrease reflected the effect of lower petrochemicals and polymers volumes and margins and the $22 million cost of closing the Port Arthur polymers facility. Volumes were down on weaker demand due to the U.S. economy, while margins reflected significantly higher raw material and energy costs that were only partly recovered through higher prices.


FIRST QUARTER 2001 VERSUS FOURTH QUARTER 2000

Equistar reported a net loss of $77 million in the first quarter 2001 compared to a net loss of $118 million in the fourth quarter 2000. Excluding $22 million of unusual charges, Equistar had a net loss of $55 million in the first quarter 2001. The $63 million improvement in the first quarter 2001 primarily reflects higher prices for ethylene and polymers and a decline in crude oil-based raw material costs. These were partially offset by lower co-product prices, the impact of higher natural gas prices and weaker demand for products due to the general economic slowdown in the U.S.

In the petrochemicals segment, ethylene cash margins increased from low fourth quarter 2000 levels due to some industry success in raising ethylene prices to recover cost increases. The average benchmark price for ethylene was 32.1 cents per pound in the first quarter 2001 compared to 29.5 cents per pound in the fourth quarter 2000. The cost of ethylene decreased somewhat from the fourth quarter 2000 as the cost of crude oil-based raw material decreased. This was offset by lower co-product credits, due to a decrease in propylene and other co-product prices, and higher energy costs. Reported ethylene cash margins for the U.S. industry were 8.8 cents per pound in the first quarter 2001 compared to 5.6 cents per pound in the fourth quarter 2000 and nearly 10 cents per pound in the first quarter 2000. As a result of the deterioration in margins, particularly in January 2001, many producers, including Equistar, took operating actions, including temporarily shutting down capacity, to reduce losses. Sales volumes for petrochemical products were down 5% from fourth quarter 2000 levels as Equistar managed plant operating rates to maximize profitability.

First quarter 2001 results for the polymers segment were essentially unchanged from the fourth quarter 2000. The first quarter 2001 operating loss was $89 million compared to a fourth quarter 2000 operating loss of $85 million.
Polymer prices were increased in an effort to recover higher ethylene and energy costs. A 5 cent per pound industry price increase, effective January 1, 2001, was announced and about half of the increase was realized in the first quarter 2001. Margins were unchanged from the fourth quarter 2000, however, because the product price increases matched the cost increases. Polymers sales volumes for the first quarter 2001 decreased 5% from the fourth quarter 2000 due to overall demand weakness.


SEGMENT DATA

The following tables reflect selected actual sales volume data, including intersegment sales volumes, and summarized financial information for Equistar's business segments.

                                                           FOR THE THREE MONTHS ENDED
                                                                     MARCH 31,
                                                           --------------------------
IN MILLIONS                                                   2001            2000
-----------                                                ---------        ---------
SELECTED PETROCHEMICALS PRODUCTS:
    Olefins (pounds)                                          4,241            4,902
    Aromatics (gallons)                                          90              102
POLYMERS PRODUCTS (pounds)                                    1,441            1,667

MILLIONS OF DOLLARS
-------------------
SALES AND OTHER OPERATING REVENUES:
Petrochemicals segment                                       $1,689           $1,752
Polymers segment                                                542              580
Intersegment eliminations                                      (458)            (474)
                                                             ------           ------
     Total                                                   $1,773           $1,858
                                                             ======           ======
COST OF SALES:
Petrochemicals segment                                       $1,568           $1,578
Polymers segment                                                613              594
Intersegment eliminations                                      (458)            (474)
                                                             ------           ------
     Total                                                   $1,723           $1,698
                                                             ======           ======
OTHER OPERATING EXPENSES:
Petrochemicals segment                                       $    6           $    2
Polymers segment                                                 18               17
Unallocated                                                      40               42
Unusual charges                                                  22               --
                                                             ------           ------
     Total                                                   $   86           $   61
                                                             ======           ======
OPERATING INCOME (LOSS):
Petrochemicals segment                                       $  115           $  172
Polymers segment                                                (89)             (31)
Unallocated and unusual charges                                 (62)             (42)
                                                             ------           ------
     Total                                                   $  (36)          $   99
                                                             ======           ======


PETROCHEMICALS SEGMENT

REVENUES--Revenues of $1.7 billion in the first quarter 2001 decreased nearly 4% from the first quarter 2000, as a 13% decrease in sales volumes was partly offset by higher sales prices. The decrease in sales volumes reflected the weakness of the U.S. economy and idled capacity as a result of the increase in NGL-based raw material costs. The increase in sales prices is primarily in response to the impact of the significant increase in natural gas costs on NGL-based raw materials and energy costs compared to the first quarter 2000. Benchmark quoted ethylene prices averaged 32.1 cents per pound in the first quarter 2001, an 11% increase over 28.8 cents per pound in the first quarter 2000.

COST OF SALES--Cost of sales of $1.6 billion in the first quarter 2001 was relatively unchanged from the first quarter 2000, but increased to 93% of sales in the first quarter 2001 from 90% in the first quarter 2000. The increase as a percent of sales primarily reflected the significant increase in NGL-based raw material costs and energy costs, which was only partly recovered through higher sales prices. The increase in costs was offset by the 13% decrease in sales volumes.

OPERATING INCOME--Operating income of $115 million in the first quarter 2001 decreased from $172 million in the first quarter 2000 due to a combination of lower sales volumes and lower product margins. Margins decreased as sales price increases implemented by Equistar only partially covered the significant increases in costs of NGL-based raw materials and energy due to high natural gas prices in the first quarter 2001.


POLYMERS SEGMENT

REVENUES--Revenues of $542 million in the first quarter 2001 decreased nearly 7% compared to revenues of $580 million in the first quarter 2000. The decrease was primarily a result of 14% lower sales volumes partly offset by higher sales prices. The lower sales volumes reflect the effect of the weaker U.S. economy. The sales price increases were in response to higher raw material costs, primarily ethylene and propylene.

COST OF SALES--Cost of sales of $613 million in the first quarter 2001 increased from $594 million in the first quarter 2000 despite a 14% decrease in sales volumes. This increase primarily reflected increases in raw material costs, primarily ethylene and propylene, and higher energy costs. Benchmark ethylene and propylene costs were 11% and 9% higher, respectively, in the first quarter 2001 compared to the first quarter 2000. Energy costs were higher due to significantly higher natural gas costs in the first quarter 2001. These cost increases were only partly offset by the decrease in sales volumes.

OPERATING INCOME--For the first quarter 2001, the polymers segment had an operating loss of $89 million compared to an operating loss of $31 million in the first quarter 2000. The increased operating loss was due to decreases in polymer margins, as sales price increases lagged behind increases in polymer raw material costs, as well as lower sales volumes and higher energy costs.


UNALLOCATED ITEMS

The following discusses significant changes in expenses that were not allocated to the petrochemicals or polymers segments.

UNUSUAL CHARGES--Equistar discontinued production at its higher-cost Port Arthur, Texas polyethylene facility on February 28, 2001 and shut down the facility. Closed production units included a 240 million pounds per year HDPE reactor and an LDPE reactor with annual capacity of 160 million pounds. These units and a 300 million pounds per year HDPE reactor mothballed in the fourth quarter of 1999 have been shut down permanently. The asset values of these production units were previously adjusted as part of a $96 million restructuring charge recognized in 1999. During the first quarter 2001, Equistar recorded a $22 million charge, which included environmental remediation liabilities and other exit costs of $10 million and severance benefits of $7 million for approximately 125 people employed at the Port Arthur facility. The balance primarily relates to the write down of certain inventories.


FINANCIAL CONDITION

OPERATING ACTIVITIES--Operating activities used cash of $154 million in the first quarter 2001 compared to $13 million in the first quarter 2000. For Equistar, the first quarter of the year includes significant payments of annual and semiannual property taxes, compensation-related items and interest payments, generally resulting in negative operating cash flow in that period. The increase in cash used by operating activities in the first quarter 2001 primarily reflected the net loss of $77 million in the 2001 period compared to $56 million of net income in the

2000 period, a decrease of $133 million. The inventory component of working capital increased $74 million in the first quarter 2001, primarily due to increased levels of raw materials. Raw material inventories had been minimized at year end due to the high cost of raw materials. The increase in inventories was partly offset by a $47 million decrease in accounts receivable due to improved collection efficiency.

INVESTING ACTIVITIES--Equistar's capital expenditures were $24 million in the first quarter 2001 and $20 million in the first quarter 2000. Equistar's capital spending for 2001 is currently projected at approximately $115 million and includes spending for cost reduction and yield improvement projects. The planned 2001 capital expenditures have been reduced from previously reported amounts due to the poor current business environment.

FINANCING ACTIVITIES--Cash flow from financing activities was $166 million in the first quarter 2001, consisting of net borrowing under the credit facility to cover first quarter operating cash requirements. There were no distributions to partners in the first quarter 2001. Equistar secured an amendment to its credit facility in March 2001 that increases its financial and operating flexibility, primarily by making certain financial ratio requirements less restrictive.

LIQUIDITY AND CAPITAL RESOURCES--Equistar has a $1.25 billion revolving credit facility that extends until November 2002. At March 31, 2001, Equistar had drawn $986 million, leaving $264 million available. Current maturities of long-term debt at March 31, 2001 were $190 million.

The amended credit facility contains covenants that, subject to exceptions, restrict sale and leaseback transactions, lien incurrence, debt incurrence, sales of assets and mergers and consolidations, and require Equistar to maintain specified financial ratios, in all cases as provided in the credit facility.
The breach of these covenants could permit the lenders to declare the loans immediately payable and to terminate future lending commitments. As of March 31, 2001, Equistar was in compliance with all such covenants.

Management believes that conditions will be such that cash balances, cash flow from operations and funding under the credit facility will be adequate to meet Equistar's cash requirements, including scheduled debt repayments and ongoing operations.


CURRENT BUSINESS OUTLOOK

Management expects second quarter 2001 earnings to continue to be adversely affected by weak economic conditions in the U.S. leading to soft demand for Equistar's products. Although natural gas prices have decreased somewhat from the first quarter 2001, ethylene and polymers price increase initiatives continue in an attempt to recover the sharp increase in first quarter 2001 production costs. Second quarter 2001 margins are not expected to recover to levels comparable to the second quarter 2000.



ITEM 3.  DISCLOSURE OF MARKET AND REGULATORY RISK.

Equistar's exposure to market and regulatory risks is described in Item 7a of its Annual Report on Form 10-K for the year ended December 31, 2000. Equistar's exposure to market and regulatory risks has not changed materially in the period ended March 31, 2001, except as noted below.

Equistar enters into over-the-counter "derivatives," or price swaps, and futures contracts for crude oil to help manage its exposure to commodity price risk with respect to crude oil-related raw material purchases. These hedging arrangements have the effect of locking in, at predetermined prices or ranges of prices and for a specified period of time, the prices that Equistar will pay for the volumes to which the hedge relates. As a result, while these hedging arrangements are structured to reduce its exposure to increases in price associated with the hedged commodity, they also limit the benefit Equistar might otherwise receive from any price decreases associated with the hedged commodity. As of March 31, 2001, the outstanding contracts covered 7.3 million barrels, mature from April 2001 through December 2001, and cover from approximately 15% to 25% of Equistar's estimated crude oil-related raw material exposures for the period from April 2001 to December 2001. Based on quoted market prices, Equistar recorded a liability of $2 million at March 31, 2001 for those contracts. Assuming a hypothetical 30% decrease in crude oil prices from those in effect at March 31, 2001, the loss in earnings for the derivatives contracts would be approximately $23 million. Sensitivity analysis was used for this purpose. The quantitative information about market risk is necessarily limited because it does not take into account the effects of the underlying operating transactions. Equistar does not engage in any derivatives trading activities.


FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this report are "forward-looking statements" within the meaning of the federal securities laws. Although Equistar believes the expectations reflected in such forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties, and Equistar can give no assurance that such expectations will prove to have been correct. Equistar's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including:

 .  the cyclical nature of the chemical industry,

 .  uncertainties associated with the economy,

 .  current and potential governmental regulatory actions,

 . substantial chemical industry capacity additions resulting in oversupply and declining prices and margins,

 .  the availability and cost of raw materials,

 . operating interruptions (including leaks, explosions, fires, mechanical failure, unscheduled downtime, labor difficulties, transportation interruptions, spills and releases and other environmental risks), and

 .  Equistar's ability to implement cost reductions.

Many of such factors are beyond Equistar's ability to control or predict. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or prior earnings levels.

All forward-looking statements in this Form 10-Q are qualified in their entirety by the cautionary statements contained in this section and in Equistar's Annual Report on Form 10-K for the year ended December 31, 2000.

                          PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     There have been no material developments with respect to Equistar's legal proceedings previously reported in the Annual Report on Form 10-K for the year ended December 31, 2000, except as described below.

     In April 1997, the Illinois Attorney General's Office filed a complaint in Grundy County, Illinois Circuit Court seeking monetary sanctions for the releases into the environment at Millennium Petrochemicals Inc.'s Morris, Illinois plant in alleged violation of state regulations. The Morris, Illinois plant was contributed to Equistar on December 1, 1997 in connection with the formation of Equistar. Equistar now believes that a civil penalty in excess of $100,000 could result, without giving effect to contribution or indemnification obligations of others. Equistar does not believe that the ultimate resolution of this complaint will have a material adverse effect on the business or financial condition of Equistar.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

           4.3(b) Amendment No. 1 dated as of March 27, 2001 to the Credit Agreement dated as of November 25, 1997, as amended and restated as of February 5, 1999, among Equistar Chemicals, LP, as Borrower, Millennium America Inc., as Guarantor, and the Lenders party thereto.

          99 Consolidated Financial Statements (Unaudited) of Lyondell Chemical Company.

         (b)     Reports on Form 8-K

                 None.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Equistar Chemicals, LP


Dated:  May 14, 2001                   /s/  JOSEPH M. PUTZ
                                   -----------------------------
                                          Joseph M. Putz
                                         Acting Controller
                                   (Duly Authorized Officer and
                                   Principal Accounting Officer)