Form 10-Q
period 2001-06-30
EQUISTAR CHEMICALS LP
filed 2001-08-06
CIK 1081158

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             --------------------

                                   FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ___________________ to ___________________

                        Commission file number 333-76473

                             --------------------

                             EQUISTAR CHEMICALS, LP
             (Exact name of registrant as specified in its charter)

                             --------------------

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

                             --------------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [ ]
================================================================================

                         PART I.  FINANCIAL INFORMATION

                             EQUISTAR CHEMICALS, LP

             ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                       CONSOLIDATED STATEMENTS OF INCOME



                                                       FOR THE THREE MONTHS ENDED                   FOR THE SIX MONTHS ENDED
                                                                JUNE 30,                                    JUNE 30,
                                                       --------------------------                   ------------------------
MILLIONS OF DOLLARS                                       2001              2000                      2001             2000
-------------------                                      ------            ------                    ------           ------
SALES AND OTHER OPERATING REVENUES:
     Unrelated parties                                   $1,239              $1,426                  $2,552            $2,862
     Related parties                                        361                 473                     821               895
                                                         ------              ------                  ------            ------
                                                          1,600               1,899                   3,373             3,757

OPERATING COSTS AND EXPENSES:
     Cost of sales:
          Unrelated parties                               1,194               1,257                   2,507             2,588
          Related parties                                   328                 377                     738               744
     Selling, general and administrative expenses            45                  49                      91                93
     Research and development expense                        10                  10                      20                19
     Amortization of goodwill                                 9                   8                      17                16
     Unusual charges                                        - -                 - -                      22               - -
                                                         ------              ------                  ------            ------
                                                          1,586               1,701                   3,395             3,460
                                                         ------              ------                  ------            ------
     Operating income (loss)                                 14                 198                     (22)              297

Interest expense                                            (45)                (45)                    (91)              (91)
Interest income                                             - -                   1                     - -                 2
Other income (expense), net                                   1                  (2)                      6               - -
                                                         ------              ------                  ------            ------
NET INCOME (LOSS)                                        $  (30)             $  152                  $ (107)           $  208
                                                         ======              ======                  ======            ======

                See Notes to Consolidated Financial Statements.

                             EQUISTAR CHEMICALS, LP

                          CONSOLIDATED BALANCE SHEETS

                                                                        JUNE 30,              DECEMBER 31,
MILLIONS OF DOLLARS                                                       2001                    2000
-------------------                                                     --------                --------
ASSETS
Current assets:
     Cash and cash equivalents                                          $   57                  $   18
     Accounts receivable:
          Trade, net                                                       477                     568
          Related parties                                                  134                     190
     Inventories                                                           542                     506
     Prepaid expenses and other current assets                              21                      50
                                                                        ------                  ------
          Total current assets                                           1,231                   1,332

Property, plant and equipment, net                                       3,759                   3,819
Investment in PD Glycol                                                     52                      53
Goodwill, net                                                            1,069                   1,086
Other assets                                                               280                     292
                                                                        ------                  ------
Total assets                                                            $6,391                  $6,582
                                                                       =======                  ======
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
     Accounts payable:
          Trade                                                         $  380                  $  426
          Related parties                                                   34                      61
     Current maturities of long-term debt                                  190                      90
     Other accrued liabilities                                             150                     166
                                                                        ------                  ------
          Total current liabilities                                        754                     743

Long-term debt, less current maturities                                  2,058                   2,158
Other liabilities                                                          149                     141
Commitments and contingencies
Partners' capital:
    Partners' accounts                                                   3,432                   3,540
    Accumulated other comprehensive loss                                    (2)                    - -
                                                                        ------                  ------
           Total partners' capital                                       3,430                   3,540
                                                                        ------                  ------
Total liabilities and partners' capital                                 $6,391                  $6,582
                                                                        ======                  ======

                See Notes to Consolidated Financial Statements.

                             EQUISTAR CHEMICALS, LP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                            FOR THE SIX MONTHS ENDED
                                                                                                     JUNE 30,
                                                                                         -------------------------------
MILLIONS OF DOLLARS                                                                        2001                  2000
-------------------                                                                      --------              --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                    $(107)                $ 208
     Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
          Depreciation and amortization                                                     159                   152
          Decrease (increase) in accounts receivable                                        145                   (81)
          Increase in inventories                                                           (34)                  (43)
          (Decrease) increase in accounts payable                                           (73)                   98
          Decrease in other accrued liabilities                                             (16)                  (90)
          Net change in other working capital accounts                                       29                     9
          Net (gain) loss on disposition of property, plant and equipment                    (3)                    2
          Other                                                                              (5)                    4
                                                                                          -----                 -----
               Net cash provided by operating activities                                     95                   259
                                                                                          -----                 -----
CASH FLOWS FROM INVESTING ACTIVITIES:
     Expenditures for property, plant and equipment                                         (53)                  (48)
     Purchase of business from AT Plastics, Inc.                                             (7)                  - -
     Proceeds from sales of assets                                                            4                     3
                                                                                          -----                 -----
               Net cash used in investing activities                                        (56)                  (45)
                                                                                          -----                 -----
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowing under lines of credit                                                    - -                    20
     Repayment of long-term debt                                                            - -                   (42)
     Distributions to partners                                                              - -                  (230)
                                                                                          -----                 -----
               Net cash used in financing activities                                        - -                  (252)
                                                                                          -----                 -----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                             39                   (38)
Cash and cash equivalents at beginning of period                                             18                   108
                                                                                          -----                 -----
Cash and cash equivalents at end of period                                                $  57                 $  70
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

Equistar owns and operates the petrochemicals and polymers businesses contributed by Lyondell, Millennium and Occidental ("Contributed Businesses") which consist of 18 manufacturing facilities primarily on the U.S. Gulf Coast and in the U.S. Midwest. The petrochemicals segment manufactures and markets olefins, oxygenated products, aromatics and specialty products. Olefins include ethylene, propylene and butadiene, and oxygenated products include ethylene oxide, ethylene glycol, ethanol and methyl tertiary butyl ether ("MTBE"). The petrochemicals segment also includes the production and sale of aromatics, including benzene and toluene. The polymers segment manufactures and markets polyolefins, including high-density polyethylene ("HDPE"), low-density polyethylene ("LDPE"), linear low-density polyethylene ("LLDPE"), polypropylene, and performance polymers, all of which are used in the production of a wide variety of consumer and industrial products. The performance polymers include enhanced grades of polyethylene, including wire and cable insulating resins, and polymeric powders. Effective June 1, 2001, Equistar expanded its wire and cable business through the acquisition of the low- and medium-voltage power cable materials business of AT Plastics, Inc. Equistar accounted for the acquisition as a purchase, allocating $5 million of the purchase price to property, plant and equipment and $2 million to inventory.

3.  UNUSUAL CHARGES

Equistar discontinued production at its Port Arthur, Texas polyethylene facility on February 28, 2001 and shut down the facility. The asset values of the Port Arthur production units were previously adjusted as part of a $96 million restructuring charge recognized in 1999. During the first quarter 2001, Equistar recorded a $22 million additional charge, which included environmental remediation liabilities of $7 million (see Note 8), severance benefits of $5 million, pension benefits of $2 million, and other exit costs of $3 million.
The severance and pension benefits covered approximately 125 people employed at the Port Arthur facility. The remaining $5 million of the charge relates primarily to the write down of certain inventories. Payments of $3 million and $1 million for severance and exit costs, respectively, were made through June 30, 2001.

4.  INVENTORIES

The components of inventories consisted of the following:

                                          JUNE 30,               DECEMBER 31,
MILLIONS OF DOLLARS                         2001                     2000
-------------------                       --------               ------------
Finished goods                             $ 266                    $ 273
Work-in-process                               24                       16
Raw materials                                159                      123
Materials and supplies                        93                       94
                                           -----                    -----
     Total inventories                     $ 542                    $ 506
                                           =====                    =====

5.  PROPERTY, PLANT AND EQUIPMENT, NET

The components of property, plant and equipment, at cost, and the related accumulated depreciation consisted of the following:

                                                   JUNE 30,    DECEMBER 31,
MILLIONS OF DOLLARS                                  2001          2000
-------------------                                --------    ------------
Land                                               $   81         $   78
Manufacturing facilities and equipment              5,849          5,769
Construction in progress                              105            134
                                                   ------         ------
     Total property, plant and equipment            6,035          5,981
Less accumulated depreciation                       2,276          2,162
                                                   ------         ------
     Property, plant and equipment, net            $3,759         $3,819
                                                   ======         ======

6.  LONG-TERM DEBT

Long-term debt consisted of the following:

                                                   JUNE 30,       DECEMBER 31,
MILLIONS OF DOLLARS                                 2001              2000
-------------------                                --------       ------------
Bank credit facilities:
     5-year revolving credit facility             $  820             $  820
Other debt obligations:
     Medium-term notes (due 2001-2005)               121                121
     9.125% Notes due 2002                           100                100
     8.50% Notes due 2004                            300                300
     6.50% Notes due 2006                            150                150
     8.75% Notes due 2009                            598                598
     7.55% Debentures due 2026                       150                150
     Other                                             9                  9
                                                  ------             ------
          Total long-term debt                     2,248              2,248
Less current maturities                              190                 90
                                                  ------             ------
          Total long-term debt, net               $2,058             $2,158
                                                  ======             ======

In March 2001, Equistar secured an amendment to its credit facility making certain financial ratio requirements less restrictive. As a result of the amendment, the interest rate on the credit facility was increased from LIBOR plus 5/8 of 1% to LIBOR plus 8/10 of 1%.

Equistar expects to implement a new financing package in the third quarter of 2001. The financing will include an underwritten secured $1.0 billion credit facility with term and revolving credit facilities. The financing also contemplates $500 million of 7-year, non-call senior unsecured notes, which will rank pari passu with existing

Equistar notes. The term and revolving credit facilities will extend the maturity of Equistar's existing credit facility. In addition, given the poor current business environment, Equistar anticipates that certain financial ratio requirements will be less restrictive in the term and revolving credit facilities. The senior unsecured notes will be offered only to qualified institutional buyers. Such notes will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an application exemption from registration.

Lyondell remains a guarantor of certain Equistar debt. The consolidated financial statements (unaudited) of Lyondell are filed as an exhibit to Equistar's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001.

7.  DERIVATIVE FINANCIAL INSTRUMENTS

Equistar enters into over-the-counter "derivatives", or price swap contracts, for crude oil with Occidental Energy Marketing, Inc., a subsidiary of Occidental, to help manage its exposure to commodity price risk with respect to crude-oil related raw material purchases.

As of January 1, 2001, Equistar adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. Under SFAS No. 133, all derivative instruments are recorded on the balance sheet at fair value. Currently, Equistar primarily uses cash flow hedges. Gains or losses from changes in the fair value of the derivative used in a cash flow hedge are deferred in accumulated other comprehensive income, to the extent the hedge is effective, and subsequently reclassified to earnings to offset the impact of the forecasted transaction.

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

At December 31, 2000, price swap contracts covering 5.1 million barrels of crude oil were outstanding. The carrying value and fair market value of these derivative instruments at December 31, 2000 represented a liability of $13 million and was based on quoted market prices. The related loss was deferred on the consolidated balance sheet. On January 1, 2001, in accordance with the transition provisions of SFAS No. 133, Equistar reclassified the deferred loss of $13 million to accumulated other comprehensive income as a transition adjustment, representing the cumulative effect of an accounting change (see Note
9).

As of June 30, 2001, the outstanding price swap contracts, which mature from July 2001 through March 2002, covered 7.2 million barrels of crude oil. The contracts were recognized at their fair value on June 30, 2001, resulting in an unrealized loss of $2 million, of which 97% was deemed effective and recognized in accumulated other comprehensive income. The ineffective portion, which was less than $1 million, was recorded as a component of cost of sales in the consolidated statements of income. The $2 million loss recorded in accumulated other comprehensive income includes the unrecognized portion of the transition adjustment and is expected to be reclassified to the consolidated statements of income from July 2001 through March 2002.

During the second quarter 2001, Equistar entered into put options covering 1.9 million barrels of crude oil. The put options were not treated as hedges for financial reporting purposes, but are intended to reduce Equistar's crude oil-based raw material costs. As of June 30, 2001, the outstanding put option contracts, which mature from August 2001 through December 2001, covered 1.7 million barrels of crude oil.

The following table summarizes activity affecting the fair value of derivative instruments for the three and six months ended June 30, 2001:

                                                                     FOR THE THREE             FOR THE SIX
                                                                      MONTHS ENDED             MONTHS ENDED
MILLIONS OF DOLLARS                                                  JUNE 30, 2001            JUNE 30, 2001
-------------------                                                  -------------            -------------
Accumulated other comprehensive income (loss):
    Balance at beginning of period                                              $(2)                    $- -
    January 1, 2001 transition adjustment -
         reclassification of December 31, 2000 deferred loss                    - -                      (13)
    Unrealized gains on derivative instruments                                    8                       18
    Reclassification of realized gains on
        maturing derivative instruments to earnings                              (8)                      (7)
                                                                                ---                     ----
    Unrealized loss on derivative instruments at June 30, 2001                  $(2)                    $ (2)
                                                                                ===                     ====

8.  COMMITMENTS AND CONTINGENCIES

Commitments--Equistar has various purchase commitments for materials, supplies and services incident to the ordinary conduct of business. In the aggregate, such commitments are not at prices in excess of current market.

Indemnification Arrangements--Lyondell, Millennium and Occidental have each agreed to provide certain indemnifications to Equistar with respect to the petrochemicals and polymers businesses contributed by the partners. In addition, Equistar agreed to assume third party claims that are related to certain pre-closing contingent liabilities that are asserted prior to December 1, 2004 for Lyondell and Millennium, and May 15, 2005 for Occidental, to the extent the aggregate thereof does not exceed $7 million to each partner, subject to certain terms of the respective asset contribution agreements. As of June 30, 2001, Equistar had incurred a total of $17 million for these uninsured claims and liabilities. Equistar also agreed to assume third party claims that are related to certain pre-closing contingent liabilities that are asserted for the first time after December 1, 2004 for Lyondell and Millennium, and for the first time after May 15, 2005 for Occidental.

Environmental--Equistar's policy is to be in compliance with all applicable environmental laws. Equistar is subject to extensive environmental laws and regulations concerning emissions to the air, discharges to surface and subsurface waters and the generation, handling, storage, transportation, treatment and disposal of waste materials. Some of these laws and regulations are subject to varying and conflicting interpretations. Equistar cannot accurately predict future developments, such as increasingly strict requirements of environmental laws, inspection and enforcement policies and compliance costs therefrom which might affect the handling, manufacture, use, emission or disposal of products, other materials or hazardous and non-hazardous waste. Equistar's accrued liability for environmental matters as of June 30, 2001 was $7 million and related to the Port Arthur facility, which was permanently shut down on February 28, 2001.

The eight-county Houston/Galveston region has been designated a severe non-attainment area for ozone by the U.S. Environmental Protection Agency ("EPA"). As a result, the Texas Natural Resource Conservation Commission ("TNRCC") has submitted a plan to the EPA to reach and demonstrate compliance with the ozone standard by November 2007. Ozone is a product of the reaction between volatile organic compounds ("VOCs") and nitrogen oxides ("NOx") in the presence of sunlight, and is a principal component of smog. The proposed plans for meeting the ozone standard focus on significant reductions in NOx emissions. NOx emission reduction controls must be installed at each of Equistar's six plants located in the Houston/Galveston region during the next several years, well in advance of the 2007 deadline. Compliance with the plan will result in increased capital investment, which could be between $150 million and $300 million before the 2007 deadline, as well as higher annual operating costs for Equistar. The timing and amount of these expenditures are subject to regulatory and other uncertainties, as well as obtaining the necessary permits and approvals. Equistar has been actively involved with a number of organizations to help solve the ozone problem in the most cost-effective manner and, in January 2001, Equistar and an organization composed of industry participants filed a lawsuit against the TNRCC to encourage adoption of their alternative plan to achieve the same air quality improvement with less negative economic impact on the region. In

June 2001, the parties entered into a consent order with respect to the lawsuit. Pursuant to the consent order, the TNRCC agreed to review, by June 2002, the scientific data for ozone formation in the Houston/Galveston region. If the TNRCC scientific review supports the industry group proposal, the TNRCC has agreed to revise the NOx emission reduction requirements set forth in its original plan. Such revision of the NOx emission reduction requirements would reduce Equistar's estimated capital investments required to comply with the plans for meeting the ozone standard.

In the United States, the Clean Air Act Amendments of 1990 set minimum levels for oxygenates, such as MTBE, in gasoline sold in areas not meeting specified air quality standards. However, while studies by federal and state agencies and other organizations have shown that MTBE is safe for use in gasoline, is not carcinogenic and is effective in reducing automotive emissions, the presence of MTBE in some water supplies in California and other states due to gasoline leaking from underground storage tanks and in surface water from recreational water craft has led to public concern that MTBE may, in certain limited circumstances, affect the taste and odor of drinking water supplies, and thereby lead to possible public concerns.

Certain federal and state governmental initiatives have sought either to rescind the oxygenate requirement for reformulated gasoline or to restrict or ban the use of MTBE. Such actions, to be effective, would require (i) a waiver of the state's oxygenate mandate, (ii) Congressional action in the form of an amendment to the Clean Air Act or (iii) replacement of MTBE with another oxygenate such as ethanol, a more costly, untested, and less widely available additive.
California has twice sought a waiver of its oxygenate mandate. California's request was denied by both the Clinton Administration and the Bush Administration. At the federal level, a blue ribbon panel appointed by the EPA issued its report on July 27, 1999. That report recommended, among other things, reducing the use of MTBE in gasoline. During 2000, the EPA announced its intent to seek legislative changes from Congress to give the EPA authority to ban MTBE over a three-year period. Such action would only be granted through amendments to the Clean Air Act. Additionally, the EPA is seeking a ban of MTBE utilizing rulemaking authority contained in the Toxic Substance Control Act. It would take at least three years for such a rule to issue. In January 2001, however, senior policy analysts at the U.S. Department of Energy presented a study stating that banning MTBE would create significant economic risk. The study did not identify any benefits from banning MTBE. Additionally, in early 2001, after a thorough evaluation of MTBE conducted in connection with proposed amendments to the 1998 European Council directive on gasoline and diesel fuel specifications, the European Union concluded that the use of MTBE in gasoline does not present a health risk to the community or a risk to the environment, and decided not to restrict the use of MTBE in the European Union. The EPA initiatives mentioned above or other governmental actions could result in a significant reduction in Equistar's MTBE sales. Equistar has developed technologies to convert its process to produce alternate gasoline blending components should it be necessary to reduce MTBE production in the future.

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

9.  COMPREHENSIVE INCOME

Comprehensive income (loss) consisted of the following:

                                              FOR THE THREE MONTHS ENDED        FOR THE SIX MONTHS ENDED
                                                        JUNE 30,                         JUNE 30,
                                              --------------------------       --------------------------
                                               2001                2000        2001                  2000
                                               ----                ----        ----                  ----
Net income (loss)                             $ (30)              $ 152       $(107)                $ 208
                                              -----               -----       -----                 -----
Other comprehensive income (loss):
   SFAS No. 133 transition adjustment           - -                 - -         (13)                  - -
   Unrealized gains on derivative
       instruments - effective portion            8                 - -          18                   - -
   Reclassification of gains
      on derivative instruments to earnings      (8)                - -          (7)                  - -
   Unrealized gains on securities                 1                 - -         - -                   - -
                                              -----               -----       -----                 -----
Total other comprehensive income (loss)           1                 - -          (2)                  - -
                                              -----               -----       -----                 -----
Comprehensive income (loss)                   $ (29)              $ 152       $(109)                $ 208
                                              =====               =====       =====                 =====


The transition adjustment represents the cumulative effect of an accounting change, resulting from the adoption of SFAS No. 133 as of January 1, 2001.

Equistar accounts for certain investments as "available-for-sale" securities in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, changes in the fair value of the investments are recognized in the balance sheet and the unrealized holding gains and losses are recognized in other comprehensive income.

10.  SEGMENT AND RELATED INFORMATION

Equistar has two reportable segments in which it operates: (i) petrochemicals; and (ii) polymers. Summarized financial information concerning Equistar's reportable segments is shown in the following table:

MILLIONS OF DOLLARS                                  PETROCHEMICALS   POLYMERS    UNALLOCATED    ELIMINATIONS     TOTAL
-------------------                                  --------------   --------    -----------    ------------     -----
FOR THE THREE MONTHS ENDED JUNE 30, 2001:
Sales and other operating revenues:
      Customers                                              $1,084     $  516          $ - -           $ - -     $1,600
      Intersegment                                              391        - -            - -            (391)       - -
                                                            ------------------------------------------------------------
Total sales and operating revenues                            1,475        516            - -            (391)     1,600
Operating income (loss)                                          81        (23)           (44)            - -         14
Interest expense                                                - -        - -            (45)            - -        (45)
Other income, net                                               - -        - -              1             - -          1
Net income (loss)                                                81        (23)           (88)            - -        (30)

FOR THE THREE MONTHS ENDED JUNE 30, 2000:
Sales and other operating revenues:
      Customers                                              $1,304     $  595          $ - -           $ - -     $1,899
      Intersegment                                              466        - -            - -            (466)       - -
                                                            ------------------------------------------------------------
Total sales and operating revenues                            1,770        595            - -            (466)     1,899
Operating income (loss)                                         267        (23)           (46)            - -        198
Interest expense                                                - -        - -            (45)            - -        (45)
Interest income                                                 - -        - -              1             - -          1
Other expense, net                                              - -        - -             (2)            - -         (2)
Net income (loss)                                               267        (23)           (92)            - -        152

FOR THE SIX MONTHS ENDED JUNE 30, 2001:
Sales and other operating revenues:
      Customers                                              $2,315     $1,058          $ - -           $ - -     $3,373
      Intersegment                                              849        - -            - -            (849)       - -
                                                            ------------------------------------------------------------
Total sales and operating revenues                            3,164      1,058            - -            (849)     3,373
Operating income (loss)                                         196       (112)          (106)            - -        (22)
Interest expense                                                - -        - -            (91)            - -        (91)
Other income, net                                               - -        - -              6             - -          6
Net income (loss)                                               196       (112)          (191)            - -       (107)

FOR THE SIX MONTHS ENDED JUNE 30, 2000:
Sales and other operating revenues:
      Customers                                              $2,546     $1,211          $ - -           $ - -     $3,757
      Intersegment                                              940        - -            - -            (940)       - -
                                                            ------------------------------------------------------------
Total sales and operating revenues                            3,486      1,211            - -            (940)     3,757
Operating income (loss)                                         439        (54)           (88)            - -        297
Interest expense                                                - -        - -            (91)            - -        (91)
Interest income                                                 - -        - -              2             - -          2
Net income (loss)                                               439        (54)          (177)            - -        208

The "Operating income (loss)" amounts presented above in the "Unallocated" column consist of expenses not allocated to the petrochemicals and polymers segments, principally general and administrative expenses. Additionally, for the six months ended June 30, 2001, the $106 million includes $22 million of unusual charges related to the Port Arthur shutdown costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

General--Demand for products in Equistar's petrochemicals and polymers segments during the first half of 2001 was affected by continuing weakness in the U.S. economy, a trend that started in the second half of 2000. The U.S. economy grew at an estimated annual rate of 1% in the first half of 2001 compared to 5% in the first half of 2000. Crude oil prices, which affect the cost of crude-oil based raw materials, began to decrease in the first quarter 2001 and continued in a downward trend in the second quarter 2001 to levels comparable to the prior year periods. Natural gas costs, which affect the cost of natural gas liquids ("NGL"), another major source of raw materials for Equistar, as well as energy costs, began to decrease in the second quarter 2001 from the high levels reached in the first quarter 2001.

Natural gas prices spiked in January 2001 at nearly $10 per million BTUs, compared to a price range of $1.50 to $2.50 per million BTUs in the period from 1991 to 1999. Since the January 2001 spike, natural gas prices have decreased. Second quarter 2001 average natural gas prices decreased 33% from first quarter 2001 levels. Nonetheless, second quarter 2001 average natural gas prices were 36% higher than natural gas prices in the second quarter 2000 and average natural gas prices for the first half of 2001 were almost double those of the first half of 2000. The high natural gas prices had a significant impact in reducing the competitive position of North American exports to other regions of the world. With the recent decreases in natural gas prices, the competitive position of North American exports has improved, but, as of the end of the second quarter, had not returned to its historical position. These high natural gas prices had a significant impact on Equistar's costs in the first six months of 2001.

The significant increase in NGL costs, lower exports and lower domestic demand led some producers, including Equistar, to idle plants that primarily use NGLs as raw materials. In the second quarter 2001, Equistar reduced the state of readiness of its previously idled Lake Charles, Louisiana plant, which represents 7% of its ethylene capacity. Industry analysts estimate that U.S. producers were operating at less than 85% of capacity for the first half of 2001 compared to slightly over 95% in the first half of 2000.

In addition, the ethylene industry is affected by significant capacity additions. The industry added annual ethylene capacity of 13.4 billion pounds globally in 2000 and is scheduled to add a record 14.1 billion pounds in 2001, or nearly 6% in each year. New domestic capacity scheduled for the latter half of 2001 will add 5% to existing domestic ethylene capacity during a period of weak demand growth. The combination of weak demand and excess capacity has put pressure on industry prices and margins in 2001.

NET INCOME--Equistar's net loss of $30 million in the second quarter 2001 compares to net income of $152 million in the second quarter 2000. The decrease of $182 million primarily reflected lower volumes due to reduced demand and lower margins in Equistar's petrochemicals segment due to lower prices for ethylene and co-product propylene. Polymers segment results did not change significantly.

Equistar's net loss of $107 million for the first six months of 2001 compares to net income of $208 million for the first six months of 2000. The $315 million decrease reflects lower volumes and margins in both the petrochemicals and polymers segments. The lower volumes reflect weaker demand in 2001. The lower margins were due to the significant effect of higher natural gas costs in the first quarter 2001 on the cost of NGL-based raw materials and energy costs as well as lower co-product propylene prices and lower polymers prices. The first quarter 2001 also included $22 million of costs associated with the shutdown of the Port Arthur, Texas polyethylene facility.

SECOND QUARTER 2001 VERSUS FIRST QUARTER 2001

Equistar's net loss of $30 million in the second quarter 2001 compares to a net loss of $77 million in the first quarter 2001. Excluding $22 million of Port Arthur shutdown costs in the first quarter 2001, Equistar's net loss decreased $25 million. This was primarily due to a $66 million decrease in the operating loss of the polymers segment, offset in part by a $34 million decrease in the operating profit of the petrochemicals segment.

The petrochemicals segment reported operating income of $81 million in the second quarter 2001 compared to $115 million in the first quarter 2001. Second quarter 2001 petrochemicals sales volumes declined 4% from the first quarter 2001 as the domestic economy continued to weaken. Ethylene and co-product price decreases were only partly offset by decreases in energy and raw material costs, resulting in lower margins. Average benchmark ethylene prices were 28.4 cents per pound in the second quarter 2001, a 12% decrease from the first quarter 2001 average price of 32.1 cents. Pricing for co-products such as propylene, butadiene and benzene fell even more significantly.

The polymers segment had an operating loss of $23 million in the second quarter 2001 compared to an operating loss of $89 million in the first quarter 2001.
The improvement was the result of polymers prices decreasing less than energy costs and the cost of ethylene, a major raw material. Polymer price increases from the first quarter 2001 were still being phased in during April 2001, while ethylene prices began to decline in March 2001. During April and early May of 2001, margins in the polymer business increased. In late May and June of 2001, polymer prices began to fall as new polymer capacity impacted the market. Second quarter 2001 sales volumes for polymers decreased 3% from the first quarter 2001 due to the weak domestic economy.

SEGMENT DATA

The following tables reflect selected actual sales volume data, including intersegment sales volumes, and summarized financial information for Equistar's business segments.

                                                    FOR THE THREE MONTHS ENDED                   FOR THE SIX MONTHS ENDED
                                                             JUNE 30,                                    JUNE 30,
                                                  ------------------------------              -----------------------------
IN MILLIONS                                         2001                  2000                  2001                  2000
-----------                                       --------              --------              --------              --------
SELECTED PETROCHEMICALS PRODUCTS:
    Olefins (pounds)                                4,072                 4,606                 8,313                 9,508
    Aromatics (gallons)                                98                   109                   188                   211
POLYMERS PRODUCTS (pounds)                          1,396                 1,474                 2,837                 3,141

MILLIONS OF DOLLARS
-------------------
SALES AND OTHER OPERATING REVENUES:
Petrochemicals segment                             $1,475                $1,770                $3,164                $3,486
Polymers segment                                      516                   595                 1,058                 1,211
Intersegment eliminations                            (391)                 (466)                 (849)                 (940)
                                                   ------                ------                ------                ------
    Total                                          $1,600                $1,899                $3,373                $3,757
                                                   ======                ======                ======                ======
COST OF SALES:
Petrochemicals segment                             $1,393                $1,501                $2,961                $3,043
Polymers segment                                      520                   599                 1,133                 1,229
Intersegment eliminations                            (391)                 (466)                 (849)                 (940)
                                                   ------                ------                ------                ------
    Total                                          $1,522                $1,634                $3,245                $3,332
                                                   ======                ======                ======                ======
OTHER OPERATING EXPENSES:
Petrochemicals segment                             $    1                $    2                $    7                $    4
Polymers segment                                       19                    19                    37                    36
Unallocated                                            44                    46                    84                    88
Unusual charges                                       - -                   - -                    22                   - -
                                                   ------                ------                ------                ------
    Total                                          $   64                $   67                $  150                $  128
                                                   ======                ======                ======                ======
OPERATING INCOME (LOSS):
Petrochemicals segment                             $   81                $  267                $  196                $  439
Polymers segment                                      (23)                  (23)                 (112)                  (54)
Unallocated                                           (44)                  (46)                  (84)                  (88)
Unusual charges                                       - -                   - -                   (22)                  - -
                                                   ------                ------                ------                ------
    Total                                          $   14                $  198                $  (22)               $  297
                                                   ======                ======                ======                ======

PETROCHEMICALS SEGMENT

REVENUES--Revenues of $1.5 billion in the second quarter 2001 decreased 17% compared to second quarter 2000 revenues of $1.8 billion due to lower sales volumes and prices. Sales volumes decreased about 12% due to lower demand, reflecting the weakness of the U.S. economy. The decrease in sales prices also reflects the lower demand and excess industry capacity. Benchmark quoted ethylene prices averaged 28.4 cents per pound in the second quarter 2001, a 10% decrease compared to the second quarter 2000. Average benchmark propylene prices decreased 30% compared to the second quarter 2000.

Revenues of $3.2 billion for the first six months of 2001 decreased 9% compared to the first six months of 2000 as lower 2001 sales volumes were partially offset by higher average prices in 2001. Sales volumes decreased about 13% due to weaker business conditions in 2001. Average sales prices in 2001 were slightly higher primarily due to increases in the first quarter 2001 in response to high natural gas costs. Prices declined in the second quarter 2001.

COST OF SALES--Cost of sales of $1.4 billion in the second quarter 2001 decreased 7% compared to $1.5 billion in the second quarter 2000. The decrease was primarily due to 12% lower volumes and was partly offset by a significant decrease in co-product propylene prices, resulting in a lower co-product credit to cost of sales.

Cost of sales of $3.0 billion in the first six months of 2001 decreased 3% compared to the first six months of 2000. The effect of the 13% decrease in sales volumes was substantially offset by the significant first quarter 2001 increase in NGL-based raw material costs and energy costs due to the spike in natural gas costs as well as the decrease in co-product prices.

OPERATING INCOME--Operating income of $81 million in the second quarter 2001 decreased from $267 million in the second quarter 2000 due to lower sales volumes as well as lower prices and margins, primarily for co-product propylene.

Operating income of $196 million for the first six months of 2001 decreased from $439 million in the first six months of 2000 due to higher NGL-based raw material costs and higher energy costs, primarily in the first quarter 2001, as well as lower sales volumes and lower co-product propylene prices.

POLYMERS SEGMENT

REVENUES--Revenues of $516 million in the second quarter 2001 decreased 13% compared to $595 million in the second quarter 2000 reflecting an 8% decrease in average sales prices and a 5% decrease in volumes. The decrease in sales prices reflected weaker 2001 business conditions and pressure from decreasing raw material costs. The decline in volumes was tempered by the effect on second quarter 2000 volumes of a turnaround at the Morris, Illinois facility during that period.

Revenues of $1.1 billion for the first six months of 2001 decreased almost 13% compared to $1.2 billion in the first six months of 2000 due to a 10% decrease in sales volumes and a 3% decrease in average sales prices compared to the first six months of 2000. The decrease in sales volumes reflects the effect of weaker demand in the first six months of 2001. The sales price decreases reflect weaker 2001 business conditions and pressure from decreasing raw material costs.

COST OF SALES--Cost of sales of $520 million in the second quarter 2001 decreased 13% compared to $599 million for the second quarter 2000. The decrease in 2001 reflected lower raw material costs, primarily ethylene and propylene, as well as the 5% decrease in volumes.

Cost of sales of $1.1 billion in the first six months of 2001 decreased 8% compared to $1.2 billion for the first six months of 2000, due to a 10% decrease in sales volumes in 2001. The decrease in raw material costs in the first six months of 2001 was not as significant as in the second quarter comparison due to the first quarter 2001 effect of high natural gas costs on both raw material and energy costs.

OPERATING INCOME--The polymers segment had an operating loss of $23 million in both the second quarter 2001 and the second quarter 2000. Although sales prices decreased in the second quarter 2001, raw material costs also decreased, offsetting the lower prices and the 5% lower sales volumes.

For the first six months of 2001, the operating loss was $112 million compared to an operating loss of $54 million in the comparable 2000 period. The increased operating loss was primarily due to the effect of lower polymers prices on margins as well as the effect of lower sales volumes and the first quarter 2001 effect of high natural gas costs.

UNALLOCATED ITEMS

The following discusses expenses that were not allocated to the petrochemicals or polymers segments.

UNUSUAL CHARGES--Equistar discontinued production at its higher-cost Port Arthur, Texas polyethylene facility on February 28, 2001 and shut down the facility. Closed production units included a 240 million pounds per year HDPE reactor and an LDPE reactor with annual capacity of 160 million pounds. These units and a 300 million pounds per year HDPE reactor mothballed in the fourth quarter of 1999 have been shut down permanently. The asset values of these production units were previously adjusted as part of a $96 million restructuring charge recognized in 1999. During the first quarter 2001, Equistar recorded a $22 million charge, which included environmental remediation liabilities of $7 million, other exit costs of $3 million and severance and pension benefits of $7 million for approximately 125 people employed at the Port Arthur facility. The remaining balance primarily related to the write down of certain inventories.

FINANCIAL CONDITION

OPERATING ACTIVITIES--Operating activities provided cash of $95 million in the first six months of 2001 compared to $259 million in the comparable 2000 period. The $164 million decrease in the first six months of 2001 primarily reflected $315 million of lower income from operations, partly offset by a reduction in 2001 working capital. The reduction in working capital in the first six months of 2001 was primarily due to lower receivables, reflecting lower sales prices and improved collection efficiency. The decrease in receivables was offset by a decrease in payables, due to lower raw material costs, and an increase in inventories. The inventory component of working capital increased $36 million primarily due to increased levels of raw materials. Raw material inventories had been minimized at year end due to the high cost of raw materials.

INVESTING ACTIVITIES--Equistar's capital expenditures were $53 million in the first six months of 2001 and $48 million in the first six months of 2000. In addition, Equistar purchased the low- and medium-voltage power cable materials business of AT Plastics, Inc. for $7 million during the second quarter 2001. Equistar's capital spending for 2001 is currently projected at approximately $103 million and includes spending for cost reduction and yield improvement projects. The planned 2001 capital expenditures have been reduced by approximately 40% from amounts originally budgeted due to the poor current business environment.

FINANCING ACTIVITIES--There were no distributions to partners in the first six months of 2001 and Equistar does not currently anticipate making any distributions to partners for the remainder of 2001. Equistar secured an amendment to its credit facility in March 2001, making certain financial ratio requirements less restrictive.

LIQUIDITY AND CAPITAL RESOURCES--Equistar has a $1.25 billion revolving credit facility that extends until November 2002. At June 30, 2001, Equistar had drawn $820 million, leaving $430 million available for borrowing. Current maturities of long-term debt at June 30, 2001 were $190 million.

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

Equistar was in compliance with all covenants under its debt instruments as of June 30, 2001. Equistar expects to implement a new financing package in the third quarter of 2001. The financing will include an underwritten secured $1.0 billion credit facility with term and revolving credit facilities. The financing also contemplates $500 million of 7-year, non-call senior unsecured notes, which will rank pari passu with existing Equistar notes. The term and revolving credit facilities will extend the maturity of Equistar's existing credit facility. In addition, given the poor current business environment, Equistar anticipates that certain financial ratio requirements will be less restrictive in the term and revolving credit facilities. The senior unsecured notes will be offered only to qualified institutional buyers. Such notes will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration.

Management believes that conditions will be such that cash balances, cash flow from operations and funding under the existing credit facility will be adequate to meet anticipated future cash requirements, including scheduled debt repayments, necessary capital expenditures and ongoing operations.

CURRENT BUSINESS OUTLOOK

Management expects continued poor operating results in the second half of 2001 due to continued weak conditions in global chemical markets. Pricing pressures are expected to continue for the remainder of the year in Equistar's petrochemicals and polymers businesses.

ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, Goodwill and Other Intangible Assets. The statement will be effective for Equistar's calendar year 2002. Under SFAS No. 142, amortization of goodwill to earnings will be discontinued. However, goodwill will be reviewed for impairment at least annually and whenever events indicate an impairment may have occurred. A benchmark assessment of potential impairment also must be completed within six months after adopting SFAS No. 142. Equistar currently carries $1.1 billion of goodwill on its balance sheet, which is amortized at an annual rate of $33 million. Equistar is currently evaluating the effect that implementation of SFAS No. 142 will have on its financial statements.

ITEM 3.  DISCLOSURE OF MARKET AND REGULATORY RISK.

Equistar's exposure to market risks is described in Item 7a of its Annual Report on Form 10-K for the year ended December 31, 2000. Equistar's exposure to market and regulatory risks has not changed materially in the quarter ended June 30, 2001, except as noted below.

Equistar enters into over-the-counter "derivatives," or price swap contracts, for crude oil to help manage its exposure to commodity price risk with respect to crude oil-related raw material purchases. These hedging arrangements have the effect of locking in, at predetermined prices or ranges of prices and for a specified period of time, the prices that Equistar will pay for the volumes to which the hedge relates. As a result, while these hedging arrangements are structured to reduce its exposure to increases in price associated with the hedged commodity, they also limit the benefit Equistar might otherwise receive from any price decreases associated with the hedged commodity. During the second quarter 2001, Equistar entered into put options covering 1.9 million barrels of crude oil. The put options were not treated as hedges for financial reporting purposes, but are intended to reduce Equistar's crude oil-based raw material costs.

As of June 30, 2001, the outstanding price swap contracts, which mature from July 2001 through March 2002, covered 7.2 million barrels of crude oil, and are intended to cover from approximately 25% to 30% of Equistar's estimated crude oil-related raw material exposures. Based on quoted market prices, Equistar recorded a liability of $2 million at June 30, 2001 for those contracts. Assuming a hypothetical 25% decrease in crude oil prices from those in effect at June 30, 2001, the loss in earnings for the price swap contracts would be approximately $45 million. As of June 30, 2001, the outstanding put option contracts, which mature from August 2001 through December 2001, covered 1.7 million barrels of crude oil. Assuming the same hypothetical 25% decrease in crude oil prices, Equistar's loss in earnings for the put option contracts would be approximately $10 million. Sensitivity analysis was used for purposes of the above analyses. The quantitative information about market risk is necessarily limited because it does not take into account the effects of the underlying operating transactions. Equistar does not engage in any derivatives trading activities.

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

 .  the cyclical nature of the chemical industry,

 .  uncertainties associated with the economy,

 . substantial chemical industry capacity additions resulting in oversupply and declining prices and margins,

 .  the availability and cost of raw materials,

 .  the availability of capital markets,

 .  current and potential governmental regulatory actions,

 . operating interruptions (including leaks, explosions, fires, mechanical failure, unscheduled downtime, labor difficulties, transportation interruptions, spills and releases and other environmental risks), and

 . Equistar's ability to implement its business strategies, including cost reductions.

Many of such factors are beyond Equistar's ability to control or predict. Any of the factors, or a combination of these factors, could materially affect Equistar's future results of operations and the ultimate accuracy of the forward-looking statements. These forward-looking statements are not guarantees of Equistar's future performance, and Equistar's actual results and future developments may differ materially from those projected in the forward-looking statements. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or prior earnings levels.

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

     In April 1997, the Illinois Attorney General's Office filed a complaint in Grundy County, Illinois Circuit Court seeking monetary sanctions for releases into the environment at Millennium Chemicals Inc.'s Morris, Illinois plant in alleged violation of state regulations. The Morris, Illinois plant was contributed to Equistar on December 1, 1997 in connection with the formation of Equistar. Equistar now believes that a civil penalty in excess of $100,000 could result, without giving effect to contribution or indemnification obligations of others. Equistar does not believe that the ultimate result of this complaint will have a material adverse effect on the business or financial condition of Equistar.

     The eight-county Houston/Galveston region has been designated a severe non-attainment area for ozone by the EPA. As a result, the TNRCC has submitted a plan to the EPA to reach and demonstrate compliance with the ozone standard by November 2007. On January 19, 2001, Equistar and LYONDELL-CITGO Refining LP, individually, and Lyondell, individually and as part of the BCCA Appeal Group (a group of industry participants), filed a lawsuit against the TNRCC in State District Court in Travis County, Texas to encourage the adoption of the plaintiffs' alternative plan to achieve the same air quality improvements as the TNRCC plan, with less negative economic impact on the region. In June 2001, the parties entered into a consent order with respect to the lawsuit. Pursuant to the consent order, the TNRCC agreed to review, by June 2002, the scientific data for ozone formation in the Houston/Galveston region. If the TNRCC scientific review supports the industry group proposal, the TNRCC has agreed to revise the NOx emission reduction requirements set forth in its original plan.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

          99 Consolidated Financial Statements (Unaudited) of Lyondell Chemical Company

(b)  Reports on Form 8-K

     The following Current Report on Form 8-K was filed during the quarter ended June 30, 2001 and through the date hereof:

     Date of Report              Item Nos.           Financial Statements
     --------------              ---------           --------------------
     August 1, 2001                5, 7                       No

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Equistar Chemicals, LP



Dated:  August 3, 2001                    /s/  JOSEPH M. PUTZ
                                ----------------------------------------
                                            Joseph M. Putz
                                           Acting Controller
                                     (Duly Authorized Officer and
                                     Principal Accounting Officer)