Form 10-Q
period 2001-09-30
EQUISTAR CHEMICALS LP
filed 2001-11-13
CIK 1081158

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ------------------

                                   FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

   For the transition period from . . . . . . . . . . to . . . . . . . . . .

                        Commission file number 333-76473

                              ------------------

                             EQUISTAR CHEMICALS, LP
             (Exact name of registrant as specified in its charter)

                              ------------------

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

                              ------------------

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


                       CONSOLIDATED STATEMENTS OF INCOME


                                                            FOR THE THREE MONTHS ENDED              FOR THE NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                          SEPTEMBER 30,
                                                       -----------------------------------    -----------------------------------
MILLIONS OF DOLLARS                                          2001                2000               2001                2000
-------------------                                    ---------------     ---------------    ---------------     ---------------
SALES AND OTHER OPERATING REVENUES:
     Unrelated parties                                      $1,074               $1,493            $3,626              $4,355
     Related parties                                           277                  462             1,098               1,357
                                                            ------               ------            ------              ------
                                                             1,351                1,955             4,724               5,712
OPERATING COSTS AND EXPENSES:
     Cost of sales:
          Unrelated parties                                  1,064                1,381             3,571               3,969
          Related parties                                      264                  398             1,002               1,142
     Selling, general and administrative expenses               40                   49               131                 142
     Research and development expense                            9                    9                29                  28
     Amortization of goodwill                                    8                    9                25                  25
     Unusual charges                                           - -                  - -                22                 - -
                                                            ------               ------            ------              ------
                                                             1,385                1,846             4,780               5,306
                                                            ------               ------            ------              ------
     Operating income (loss)                                   (34)                 109               (56)                406

Interest expense                                               (48)                 (46)             (139)               (137)
Interest income                                                  2                    1                 2                   3
Other income (expense), net                                      1                   (1)                7                  (1)
                                                            ------               ------            ------              ------
Income (loss) before extraordinary item                        (79)                  63              (186)                271

Extraordinary loss on extinguishment of debt                    (3)                 - -                (3)                - -
                                                            ------               ------            ------              ------
NET INCOME (LOSS)                                           $  (82)              $   63            $ (189)             $  271
                                                            ======               ======            ======              ======

                See Notes to Consolidated Financial Statements.

                       EQUISTAR CHEMICALS, LP

                    CONSOLIDATED BALANCE SHEETS

                                                                                SEPTEMBER 30,           DECEMBER 31,
MILLIONS OF DOLLARS                                                                 2001                    2000
-------------------                                                         ------------------      ------------------
ASSETS
Current assets:
     Cash and cash equivalents                                                          $  113                  $   18
     Accounts receivable:
          Trade, net                                                                       540                     568
          Related parties                                                                  122                     190
     Inventories                                                                           504                     506
     Prepaid expenses and other current assets                                              33                      50
                                                                                        ------                  ------
          Total current assets                                                           1,312                   1,332

Property, plant and equipment, net                                                       3,731                   3,819
Investment in PD Glycol                                                                     50                      53
Goodwill, net                                                                            1,061                   1,086
Other assets                                                                               288                     292
                                                                                        ------                  ------
Total assets                                                                            $6,442                  $6,582
                                                                                        ======                  ======
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
     Accounts payable:
          Trade                                                                         $  414                  $  426
          Related parties                                                                   37                      61
     Current maturities of long-term debt                                                  104                      90
     Other accrued liabilities                                                             146                     166
                                                                                        ------                  ------
          Total current liabilities                                                        701                     743

Long-term debt, less current maturities                                                  2,234                   2,158
Other liabilities                                                                          150                     141
Commitments and contingencies
Partners' capital:
    Partners' accounts                                                                   3,351                   3,540
    Accumulated other comprehensive income                                                   6                     - -
                                                                                        ------                  ------
           Total partners' capital                                                       3,357                   3,540
                                                                                        ------                  ------
Total liabilities and partners' capital                                                 $6,442                  $6,582
                                                                                        ======                  ======

                See Notes to Consolidated Financial Statements.

                             EQUISTAR CHEMICALS, LP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                      FOR THE NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                -------------------------------------
MILLIONS OF DOLLARS                                                                    2001                2000
-------------------                                                             ------------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                               $ (189)                $ 271
     Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
          Depreciation and amortization                                                 239                   230
          Net loss (gain) on disposition of property, plant and equipment                (3)                    3
          Extraordinary loss on extinguishment of debt                                    3                   - -
          Decrease (increase) in accounts receivable                                    104                   (86)
          Decrease (increase) in inventories                                              4                   (36)
          (Decrease) increase in accounts payable                                       (36)                   32
          Decrease in other accrued liabilities                                         (20)                  (91)
          Net change in other working capital accounts                                   17                     7
          Other                                                                         - -                   (17)
                                                                                     ------                 -----
               Net cash provided by operating activities                                119                   313
                                                                                     ------                 -----
CASH FLOWS FROM INVESTING ACTIVITIES:
     Expenditures for property, plant and equipment                                     (85)                  (81)
     Purchase of business from AT Plastics, Inc.                                         (7)                  - -
     Proceeds from sales of assets                                                        4                     4
                                                                                     ------                 -----
               Net cash used in investing activities                                    (88)                  (77)
                                                                                     ------                 -----
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of long-term debt                                         1,000                   - -
     Net (payments) borrowing under lines of credit                                    (820)                   20
     Repayment of long-term debt                                                        (90)                  (42)
     Payment of debt-related costs                                                      (26)                  - -
     Distributions to partners                                                          - -                  (280)
                                                                                     ------                 -----
               Net cash provided by (used in) financing activities                       64                  (302)
                                                                                     ------                 -----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         95                   (66)
Cash and cash equivalents at beginning of period                                         18                   108
                                                                                     ------                 -----
Cash and cash equivalents at end of period                                           $  113                 $  42
                                                                                     ======                 =====

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

Equistar owns and operates the petrochemicals and polymers businesses contributed by Lyondell, Millennium and Occidental ("Contributed Businesses") which consist of 18 manufacturing facilities primarily on the U.S. Gulf Coast and in the U.S. Midwest. The petrochemicals segment manufactures and markets olefins, oxygenated products, aromatics and specialty products. Olefins include ethylene, propylene and butadiene, and oxygenated products include ethylene oxide, ethylene glycol, ethanol and methyl tertiary butyl ether ("MTBE"). The petrochemicals segment also includes the production and sale of aromatics, including benzene and toluene. The polymers segment manufactures and markets polyolefins, including high-density polyethylene ("HDPE"), low-density polyethylene ("LDPE"), linear low-density polyethylene ("LLDPE"), polypropylene, and performance polymers, all of which are used in the production of a wide variety of consumer and industrial products. The performance polymers include enhanced grades of polyethylene, including wire and cable insulating resins, and polymeric powders. Effective June 1, 2001, Equistar expanded its wire and cable business through the acquisition of the low- and medium-voltage power cable materials business of AT Plastics, Inc. Equistar accounted for the acquisition as a purchase, allocating the $7 million purchase price to property, plant and equipment and inventory.

3.  UNUSUAL CHARGES

Equistar discontinued production at its Port Arthur, Texas polyethylene facility on February 28, 2001 and shut down the facility. The asset values of the Port Arthur production units were previously adjusted as part of a $96 million restructuring charge recognized in 1999. During the first quarter 2001, Equistar recorded a $22 million charge, which included environmental remediation liabilities of $7 million (see Note 10), severance benefits of $5 million, pension benefits of $2 million, and other exit costs of $3 million. The severance and pension benefits covered approximately 125 people employed at the Port Arthur facility. The remaining $5 million of the charge relates primarily to the write down of certain assets. Payments of $1 million, $4 million and $3 million for environmental, severance and exit costs, respectively, were made through September 30, 2001.

4. EXTRAORDINARY ITEM

As part of the third quarter 2001 refinancing (see Note 8), Equistar wrote off unamortized debt issuance costs and amendment fees of $3 million related to the early repayment of the $1.25 billion bank credit facility and reported the charge as an extraordinary loss on extinguishment of debt.

5.  ACCOUNTS RECEIVABLE

As part of the third quarter 2001 refinancing (see Note 8), Equistar terminated a December 1998 agreement with an independent issuer of receivables-backed commercial paper. Under the terminated agreement, Equistar sold, on an ongoing basis and without recourse, designated accounts receivable, maintaining the balance of the accounts receivable sold by selling new receivables as existing receivables were collected. As of December 31, 2000, the balance of accounts receivable previously sold by Equistar was $130 million.

6.  INVENTORIES

The components of inventories consisted of the following:

                                 SEPTEMBER 30,           DECEMBER 31,
MILLIONS OF DOLLARS                   2001                   2000
-------------------              -------------           ------------
Finished goods                       $ 251                   $ 273
Work-in-process                         18                      16
Raw materials                          141                     123
Materials and supplies                  94                      94
                                     -----                   -----
     Total inventories               $ 504                   $ 506
                                     =====                    ====

7.  PROPERTY, PLANT AND EQUIPMENT, NET

The components of property, plant and equipment, at cost, and the related accumulated depreciation consisted of the following:

                                            SEPTEMBER 30,      DECEMBER 31,
MILLIONS OF DOLLARS                              2001              2000
-------------------                         -------------      ------------
Land                                            $   79            $   78
Manufacturing facilities and equipment           5,886             5,769
Construction in progress                           102               134
                                                ------            ------
     Total property, plant and equipment         6,067             5,981
Less accumulated depreciation                    2,336             2,162
                                                ------            ------
     Property, plant and equipment, net         $3,731            $3,819
                                                ======            ======

8.  LONG-TERM DEBT

In August 2001, Equistar completed a $1.5 billion debt refinancing. The refinancing included an amended and restated bank credit facility consisting of a $500 million secured revolving credit facility maturing in August 2006 and a $300 million secured term loan maturing in August 2007. The revolving credit facility was undrawn at September 30, 2001. Borrowing under the revolving credit facility generally bears interest based on a margin over, at Equistar's option, LIBOR or a base rate. The sum of the applicable margin plus a facility fee varies between 1.5% and 2.5%, in the case of LIBOR loans, and 0.5% and 1.5%, in the case of base rate loans, depending on Equistar's ratio of debt to EBITDA, as provided in the amended and restated bank credit facility. The term loan generally bears interest at a rate equal to LIBOR plus 3% or the base rate plus 2%, at Equistar's option. Certain financial ratio requirements were modified in the amended and restated bank credit facility to make them less restrictive. The bank credit facility is secured by a lien on Equistar's accounts receivable, inventory, other personal property and certain fixed assets. The refinancing also included the issuance of $700 million of new 10.125% unsecured senior notes ("Senior Notes") maturing in August 2008. The Senior Notes rank pari passu with existing Equistar notes. The refinancing replaced a $1.25 billion bank credit facility and all related guarantees have been terminated. A portion of the net proceeds were used to repay $90 million of Equistar's medium term notes that matured on August 30, 2001. The remaining net proceeds of the financing will be used for general business purposes. In addition, during the third quarter 2001, Equistar terminated a $130 million receivables securitization program (see Note 5).

Long-term debt consisted of the following:

                                                SEPTEMBER 30,      DECEMBER 31,
MILLIONS OF DOLLARS                                  2001              2000
-------------------                             -------------      ------------
Bank credit facilities:
     Revolving credit facility due 2006             $  - -            $  820
     Term loan due 2007                                300               - -
Other debt obligations:
     Medium-term notes (due 2002-2005)                  31               121
     9.125% Notes due 2002                             100               100
     8.50% Notes due 2004                              300               300
     6.50% Notes due 2006                              150               150
     10.125% Notes due 2008                            700               - -
     8.75% Notes due 2009                              598               598
     7.55% Debentures due 2026                         150               150
     Other                                               9                 9
                                                    ------            ------
          Total long-term debt                       2,338             2,248
Less current maturities                                104                90
                                                    ------            ------
          Total long-term debt, net                 $2,234            $2,158
                                                    ======            ======

In March 2001, Equistar amended the previous $1.25 billion credit facility making certain financial ratio requirements less restrictive. As a result of the amendment, the interest rate on the previous credit facility was increased from LIBOR plus 5/8 of 1% to LIBOR plus 8/10 of 1%.

Lyondell remains a guarantor of certain Equistar debt. The consolidated financial statements (unaudited) of Lyondell are filed as an exhibit to Equistar's Quarterly Report on Form 10-Q for the period ended September 30, 2001.

9.  DERIVATIVE FINANCIAL INSTRUMENTS

As of January 1, 2001, Equistar adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. Under SFAS No. 133, all derivative instruments are recorded on the balance sheet at fair value. Currently, Equistar uses only cash flow hedges. Gains or losses from changes in the fair value of the derivative used in a cash flow hedge are deferred in accumulated other comprehensive income, to the extent the hedge is effective, and subsequently reclassified to earnings to offset the impact of the related forecasted transaction.

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

Equistar enters into over-the-counter "derivatives", or price swap contracts, for crude oil with Occidental Energy Marketing, Inc., a subsidiary of Occidental, to help manage its exposure to commodity price risk with respect to crude-oil related raw material purchases. At December 31, 2000, price swap contracts covering 5.1 million barrels of crude oil were outstanding. The carrying value and fair market value of these derivative instruments at December 31, 2000 represented a liability of $13 million and was based on quoted market prices. The related loss was deferred on the consolidated balance sheet. On January 1, 2001, in accordance with the transition provisions of SFAS No. 133, Equistar reclassified the deferred loss of $13 million to accumulated other comprehensive income as a transition adjustment, representing the cumulative effect of an accounting change (see Note 11). The transition adjustment was reclassified to the consolidated statements of income during the period January through July 2001.

In September 2001, the remaining price swap contracts, maturing from October 2001 through March 2002 and covering 4.1 million barrels of crude oil, were liquidated resulting in a realized gain of nearly $9 million, of which 97% was deemed effective and recognized in accumulated other comprehensive income. The ineffective portion, which was less than $1 million, was recorded as a component of cost of sales in the consolidated statements of income. The $8 million gain recorded in accumulated other comprehensive income will be reclassified to the consolidated statements of income from October 2001 through March 2002.

During the second quarter 2001, Equistar entered into put options covering 1.9 million barrels of crude oil. The put options were not treated as hedges for financial reporting purposes, but are intended to reduce Equistar's crude oil-based raw material costs. As of September 30, 2001, the outstanding put option contracts, which mature from October 2001 through December 2001, covered 1.0 million barrels of crude oil. Based on quoted market prices, Equistar recorded a liability of $2 million at September 30, 2001 for these contracts.

The following table summarizes activity included in accumulated other comprehensive income ("AOCI") related to the fair value of derivative instruments for the three and nine months ended September 30, 2001 (see Note
11):

                                                                            FOR THE THREE               FOR THE NINE
                                                                             MONTHS ENDED               MONTHS ENDED
MILLIONS OF DOLLARS                                                       SEPTEMBER 30, 2001         SEPTEMBER 30, 2001
-------------------                                                       ------------------       --------------------
Gain (loss):
    Balance at beginning of period                                                   $(2)                      $- -
                                                                                     ---                       ----
    January 1, 2001 transition adjustment -
         reclassification of December 31, 2000 deferred loss                         - -                        (13)
    Unrealized gains on derivative instruments                                        13                         31
    Reclassification of realized gains on
        maturing derivative instruments to earnings                                   (3)                       (10)
                                                                                     ---                       ----
Net change included in AOCI for the period                                            10                          8
                                                                                     ---                       ----
    Unrealized gain on derivative instruments
        included in AOCI at September 30, 2001                                       $ 8                       $  8
                                                                                     ===                       ====

10.  COMMITMENTS AND CONTINGENCIES

Commitments--Equistar has various purchase commitments for materials, supplies and services incident to the ordinary conduct of business. In the aggregate, such commitments are not at prices in excess of current market.

Indemnification Arrangements--Lyondell, Millennium Petrochemicals and certain subsidiaries of Occidental have each agreed to provide certain indemnifications to Equistar with respect to the petrochemicals and polymers businesses contributed by the partners. In addition, Equistar agreed to assume third party claims that are related to certain pre-closing contingent liabilities that are asserted prior to December 1, 2004 as to Lyondell and Millennium Petrochemicals, and May 15, 2005 as to certain Occidental subsidiaries, to the extent the aggregate thereof does not exceed $7 million to each partner, subject to certain terms of the respective asset contribution agreements. As of September 30, 2001, Equistar had incurred a total of $17 million for these uninsured claims and liabilities. Equistar also agreed to assume third party claims that are related to certain pre-closing contingent liabilities that are asserted for the first time after December 1, 2004 as to Lyondell and Millennium Petrochemicals, and for the first time after May 15, 2005 as to certain Occidental subsidiaries. As of September 30, 2001, Equistar, Lyondell, Millennium Petrochemicals and certain subsidiaries of Occidental amended the asset contribution agreements governing these indemnification obligations to clarify the treatment of, and procedures pertaining to the management of, certain claims arising under the asset contribution agreements. Equistar management believes that these amendments do not materially change the asset contribution agreements.

Environmental--Equistar's policy is to be in compliance with all applicable environmental laws. Equistar is subject to extensive environmental laws and regulations concerning emissions to the air, discharges to surface and subsurface waters and the generation, handling, storage, transportation, treatment and disposal of waste materials. Some of these laws and regulations are subject to varying and conflicting interpretations. Equistar cannot accurately predict future developments, such as increasingly strict requirements of environmental laws, inspection and enforcement policies and compliance costs therefrom which might affect the handling, manufacture, use, emission or disposal of products, other materials or hazardous and non-hazardous waste. Equistar's accrued liability for environmental matters as of September 30, 2001 was $6 million and related to the Port Arthur facility, which was permanently shut down on February 28, 2001.

The eight-county Houston/Galveston region has been designated a severe non-attainment area for ozone by the U.S. Environmental Protection Agency ("EPA"). As a result, the Texas Natural Resource Conservation Commission ("TNRCC") has submitted a plan to the EPA to reach and demonstrate compliance with the ozone standard by November 2007. Ozone is a product of the reaction between volatile organic compounds ("VOCs") and nitrogen oxides ("NOx") in the presence of sunlight, and is a principal component of smog. The proposed plans for meeting the ozone standard focus on significant reductions in NOx emissions. NOx emission reduction controls must be installed at each of Equistar's six plants located in the Houston/Galveston region during the next several years, well in advance of the 2007 deadline. Compliance with the plan will result in increased capital investment, which could be between $150 million and $300 million before the 2007 deadline, as well as higher annual operating costs for Equistar. The timing and amount of these expenditures are subject to regulatory and other uncertainties, as well as obtaining the necessary permits and approvals. Equistar has been actively involved with a number of organizations to help solve the ozone problem in the most cost-effective manner and, in January 2001, Equistar and an organization composed of industry participants filed a lawsuit against the TNRCC to encourage adoption of their alternative plan to achieve the same air quality improvement with less negative economic impact on the region. In June 2001, the parties entered into a consent order with respect to the lawsuit. Pursuant to the consent order, the TNRCC agreed to review, by June 2002, the scientific data for ozone formation in the Houston/Galveston region. In October 2001, the EPA approved the TNRCC plan. However, if the TNRCC scientific review supports the industry group proposal, the TNRCC has agreed to revise the NOx emission reduction requirements set forth in its original plan. Any revisions will have to be approved by the EPA. Such revisions of the NOx emission reduction requirements would reduce Equistar's estimated capital investments required to comply with the plans for meeting the ozone standard.

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

Certain federal and state governmental initiatives have sought either to rescind the oxygenate requirement for reformulated gasoline or to restrict or ban the use of MTBE. Such actions, to be effective, would require (i) a waiver of the state's oxygenate mandate, (ii) Congressional action in the form of an amendment to the Clean Air Act or (iii) replacement of MTBE with another oxygenate such as ethanol, a more costly, untested, and less widely available additive. The initiatives mentioned above or other governmental actions could result in a significant reduction in Equistar's MTBE sales. Equistar has developed technologies to convert its process to produce alternate gasoline blending components should it be necessary to reduce MTBE production in the future.

General-The Partnership is also subject to various lawsuits and proceedings. Subject to the uncertainty inherent in all litigation, management believes the resolution of these proceedings will not have a material adverse effect upon the financial position or liquidity of Equistar.

In the opinion of management, any liability arising from the matters discussed in this Note is not expected to have a material adverse effect on the financial position or liquidity of Equistar. However, the adverse resolution in any reporting period of one or more of these matters discussed in this Note could have a material impact on Equistar's results of operations for that period without giving effect to contribution or indemnification obligations of co-defendants or others, or to the effect of any insurance coverage that may be available to offset the effects of any such award.

11.  COMPREHENSIVE INCOME

Comprehensive income (loss) consisted of the following:

                                                         FOR THE THREE MONTHS ENDED              FOR THE NINE MONTHS ENDED
                                                               SEPTEMBER 30,                           SEPTEMBER 30,
                                                   -----------------------------------     -----------------------------------
                                                          2001                2000                2001                2000
                                                   ---------------     ---------------     ---------------     ---------------
Net income (loss)                                         $ (82)              $  63               $(189)              $ 271
                                                          -----               -----               -----               -----
Other comprehensive income:
   Unrealized net gains on derivative instruments            10                 - -                   8                 - -
   Unrealized loss on securities                             (2)                - -                  (2)                - -
                                                          -----               -----               -----               -----
Total other comprehensive income                              8                 - -                   6                 - -
                                                          -----               -----               -----               -----
Comprehensive income (loss)                               $ (74)              $  63               $(183)              $ 271
                                                          =====               =====               =====               =====

Equistar accounts for certain investments as "available-for-sale" securities in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, changes in the fair value of the investments are recognized in the balance sheet and the unrealized holding gains and losses are recognized in other comprehensive income.

12.  SEGMENT AND RELATED INFORMATION

Equistar has two reportable segments in which it operates: (i) petrochemicals; and (ii) polymers. Summarized financial information concerning Equistar's reportable segments is shown in the following table:



MILLIONS OF DOLLARS                          PETROCHEMICALS        POLYMERS        UNALLOCATED        ELIMINATIONS         TOTAL
-------------------                          --------------        --------        -----------        ------------         -----
FOR THE THREE MONTHS ENDED
 SEPTEMBER 30, 2001:
Sales and other operating revenues:
      Customers                                 $  857          $  494            $  - -            $   - -           $1,351
      Intersegment                                 324             - -               - -               (324)             - -
                                                ------          ------            ------            -------           ------
Total sales and operating revenues               1,181             494               - -               (324)           1,351
Operating income (loss)                             29             (26)              (37)               - -              (34)
Interest expense                                   - -             - -               (48)               - -              (48)
Interest income                                    - -             - -                 2                - -                2
Other income, net                                  - -             - -                 1                - -                1
Income (loss) before extraordinary item             29             (26)              (82)               - -              (79)

FOR THE THREE MONTHS ENDED
 SEPTEMBER 30, 2000:
Sales and other operating revenues:
      Customers                                 $1,353          $  602            $  - -            $   - -           $1,955
      Intersegment                                 495             - -               - -               (495)             - -
                                                ------          ------            ------            -------           ------
Total sales and operating revenues               1,848             602               - -               (495)           1,955
Operating income (loss)                            204             (46)              (49)               - -              109
Interest expense                                   - -             - -               (46)               - -              (46)
Interest income                                    - -             - -                 1                - -                1
Other expense, net                                 - -             - -                (1)               - -               (1)
Net income (loss)                                  204             (46)              (95)               - -               63

FOR THE NINE MONTHS ENDED
 SEPTEMBER 30, 2001:
Sales and other operating revenues:
      Customers                                 $3,172          $1,552            $  - -            $   - -           $4,724
      Intersegment                               1,173             - -               - -             (1,173)             - -
                                                ------          ------            ------            -------           ------
Total sales and operating revenues               4,345           1,552               - -             (1,173)           4,724
Operating income (loss)                            225            (138)             (143)               - -              (56)
Interest expense                                   - -             - -              (139)               - -             (139)
Interest income                                    - -             - -                 2                - -                2
Other income, net                                  - -             - -                 7                - -                7
Income (loss) before extraordinary item            225            (138)             (273)               - -             (186)

FOR THE NINE MONTHS ENDED
 SEPTEMBER 30, 2000:
Sales and other operating revenues:
      Customers                                 $3,899          $1,813            $  - -            $   - -           $5,712
      Intersegment                               1,435             - -               - -             (1,435)             - -
                                                ------          ------            ------            -------           ------
Total sales and operating revenues               5,334           1,813               - -            $(1,435)           5,712
Operating income (loss)                            643            (100)             (137)               - -              406
Interest expense                                   - -             - -              (137)               - -             (137)
Interest income                                    - -             - -                 3                - -                3
Other expense, net                                 - -             - -                (1)               - -               (1)
Net income (loss)                                  643            (100)             (272)               - -              271

The "Operating income (loss)" amounts presented above in the "Unallocated" column consist of expenses not allocated to the petrochemicals and polymers segments, principally general and administrative expenses. Additionally, for the nine months ended September 30, 2001, the $143 million includes $22 million of unusual charges related to the Port Arthur shutdown costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

GENERAL--Equistar's operating results for the first nine months of 2001 were negatively affected by a severe decrease in demand as a result of the slowing U.S. economy and lower exports. The decreased demand combined with increased industry capacity put downward pressure on product sales prices. Crude oil and natural gas prices, which affect raw material and energy costs in the production of chemicals, also decreased during 2001. However, product sales prices declined at a faster rate. These combined factors resulted in lower product margins for the industry and for Equistar during 2001 compared to 2000.

The decrease in demand primarily reflected a weaker U.S. economy, which began to weaken in the third quarter 2000 as a result of a manufacturing recession that included the chemical sector. U.S. gross domestic product, or GDP, growth slowed from an annual rate of 3.1% for the first nine months of 2000 to an estimated 0.4% annual rate for the first nine months of 2001 as the manufacturing recession spread to other segments of the economy. The third quarter 2001 saw a contraction in GDP estimated at 0.4% on an annual basis.

Crude oil prices, which affect the cost of Equistar's crude-oil based raw materials, trended downward during the first nine months of 2001. Natural gas costs, which affect energy costs and the cost of natural gas liquids ("NGL"), another major source of raw materials for Equistar, spiked to nearly $10 per million BTUs in January 2001. This compared to a price range of $1.50 to $2.50 per million BTUs in the period from 1991 to 1999. Since the January 2001 spike, natural gas prices have decreased steadily, averaging $2.96 in the third quarter 2001, a 31% decrease from third quarter 2000. The high NGL costs caused producers to switch to crude-oil based raw materials. This resulted in an increased supply of co-products such as propylene, butadiene and benzene, which put downward pressure on the prices of these co-products for most of 2001. The high NGL costs also had a significant impact in reducing the competitive position of North American polyethylene exports to other regions of the world. With the recent decreases in natural gas prices, North American exports have returned to their historical position.

The significant increase in NGL costs and lower domestic demand led some producers, including Equistar, to idle plants that primarily use NGLs as raw materials. In the second quarter 2001, Equistar further reduced the state of readiness of its previously idled Lake Charles, Louisiana plant, which represents 7% of its ethylene capacity. Industry analysts estimate that U.S. producers curtailed more than 20% of U.S. ethylene production during 2001 due to weak demand.

In addition, the ethylene industry is affected by significant capacity additions. The industry added annual ethylene capacity of 13.4 billion pounds globally in 2000 and is scheduled to add a record 14.1 billion pounds in 2001, or nearly 6% in each year. New domestic capacity in 2001 is adding 5% to existing domestic ethylene capacity during this period of weak demand growth.

NET INCOME (LOSS)--In the third quarter 2001, Equistar had a net loss of $79 million, excluding a $3 million extraordinary loss due to early debt retirement, compared to net income of $63 million in the third quarter 2000. The $142 million decrease was primarily due to lower petrochemicals segment margins as
well as lower volumes in both the petrochemicals and polymers segments.   The
lower margins and volumes reflected weaker demand in 2001. These were partly offset by higher polymers segment margins and lower general and administrative expenses. Polymers segment margins improved as raw material costs decreased more than sales prices.

For the first nine months of 2001, Equistar had a net loss of $186 million, excluding the $3 million extraordinary loss, compared to net income of $271 million for the first nine months of 2000. The $457 million decrease primarily reflects lower margins and volumes in both the petrochemicals and polymers segments. The lower margins were due to lower sales prices and higher raw material costs in the first nine months of 2001 compared to the first nine months of 2000. The lower sales prices and volumes reflect weaker demand in 2001. Petrochemical margins were negatively affected by decreases in co-product prices during 2001. The first quarter 2001 also included $22 million of costs associated with the shutdown of the Port Arthur, Texas polyethylene facility.

THIRD QUARTER 2001 VERSUS SECOND QUARTER 2001

In the third quarter 2001, Equistar had a net loss of $79 million, excluding the $3 million extraordinary loss, compared to a net loss of $30 million in the second quarter 2001. The $49 million decrease was primarily due to declines in the profitability of the petrochemicals segment, which had operating income of $29 million in the third quarter 2001 compared to $81 million in the second quarter 2001. The $52 million decrease was due to lower ethylene and co-product prices, which were only partially offset by lower raw material, natural gas and energy costs. Third quarter 2001 benchmark prices for ethylene were 23.8 cents per pound, a 16% decrease compared to 28.4 cents per pound in the second quarter 2001. Benchmark prices for co-products such as propylene, butadiene and benzene decreased significantly during the third quarter 2001 due to excess supply early in the quarter. Equistar's ethylene volumes were relatively unchanged compared to the second quarter 2001, reflecting the end of industry inventory reductions in the second quarter 2001 offset by continued weak demand in the third quarter 2001.

The polymers segment had an operating loss of $26 million in the third quarter 2001 compared to a loss of $23 million in the second quarter 2001. Polymers sales prices decreased more than raw material costs. Benchmark polymers sales prices decreased approximately 5.5 cents per pound compared to a 4.5 cents per pound decrease in benchmark ethylene prices. The resulting decrease in margins during the third quarter 2001 was substantially offset by a 12 percent increase in polymers sales volumes due to higher exports. Export sales activity increased due to a return to the historical U.S. competitive cost position compared to the rest of the world in the third quarter 2001, when natural gas prices declined compared to the high levels experienced earlier in 2001.

SEGMENT DATA

The following tables reflect selected actual sales volume data, including intersegment sales volumes, and summarized financial information for Equistar's business segments.

                                                     FOR THE THREE MONTHS ENDED                   FOR THE NINE MONTHS ENDED
                                                            SEPTEMBER 30,                               SEPTEMBER 30,
                                              -------------------------------------       -------------------------------------
IN MILLIONS                                        2001                  2000                  2001                  2000
-----------                                   ---------------       ---------------       ---------------       ---------------
SELECTED PETROCHEMICALS PRODUCTS:
    Olefins (pounds)                                    4,039                 4,512                12,352                14,020
    Aromatics (gallons)                                    86                   101                   274                   312
POLYMERS PRODUCTS (pounds)                              1,565                 1,622                 4,402                 4,763

MILLIONS OF DOLLARS
-------------------
SALES AND OTHER OPERATING REVENUES:
Petrochemicals segment                                 $1,181                $1,848               $ 4,345               $ 5,334
Polymers segment                                          494                   602                 1,552                 1,813
Intersegment eliminations                                (324)                 (495)               (1,173)               (1,435)
                                                       ------                ------               -------               -------
    Total                                              $1,351                $1,955               $ 4,724               $ 5,712
                                                       ======                ======               =======               =======
COST OF SALES:
Petrochemicals segment                                 $1,152                $1,642               $ 4,113               $ 4,685
Polymers segment                                          500                   632                 1,633                 1,861
Intersegment eliminations                                (324)                 (495)               (1,173)               (1,435)
                                                       ------                ------               -------               -------
    Total                                              $1,328                $1,779               $ 4,573               $ 5,111
                                                       ======                ======               =======               =======
OTHER OPERATING EXPENSES:
Petrochemicals segment                                 $ - -                 $    2               $     7               $     6
Polymers segment                                           20                    16                    57                    52
Unallocated                                                37                    49                   121                   137
Unusual charges                                           - -                   - -                    22                   - -
                                                       ------                ------               -------               -------
    Total                                              $   57                $   67               $   207               $   195
                                                       ======                ======               =======               =======
OPERATING INCOME (LOSS):
Petrochemicals segment                                 $   29                $  204               $   225               $   643
Polymers segment                                          (26)                  (46)                 (138)                 (100)
Unallocated                                               (37)                  (49)                 (121)                 (137)
Unusual charges                                           - -                   - -                   (22)                  - -
                                                       ------                ------               -------               -------
    Total                                              $  (34)               $  109               $   (56)              $   406
                                                       ======                ======               =======               =======

PETROCHEMICALS SEGMENT

REVENUES--Revenues of $1.2 billion in the third quarter 2001 decreased 36% compared to third quarter 2000 revenues of $1.8 billion due to lower sales prices as well as 11% lower volumes. Benchmark ethylene prices averaged 23.8 cents per pound in the third quarter 2001, a 23% decrease compared to the third quarter 2000. The decrease in sales prices and volumes reflected lower demand due to weakness of the U.S. economy and excess industry capacity.

Revenues of $4.3 billion in the first nine months of 2001 decreased 19% compared to revenues of $5.3 billion for the first nine months of 2000 on 12% lower sales volumes and lower average sales prices in 2001. Sales volumes decreased due to weaker business conditions in 2001. Benchmark ethylene prices averaged 8% lower in the first nine months of 2001 compared to the first nine months of 2000.

COST OF SALES--Cost of sales of $1.2 billion in the third quarter 2001 decreased 30% compared to $1.6 billion in the third quarter 2000. The decrease was due to lower raw material costs and 11% lower volumes, partly offset by a significant decrease in co-product propylene prices, which resulted in a lower co-product credit to cost of sales.

Average benchmark prices of crude oil and natural gas, which affect the cost of Equistar's raw materials, decreased 16% and 31%, respectively, in the third quarter 2001 compared to the third quarter 2000. Benchmark propylene prices averaged 14.7 cents per pound in the third quarter 2001, a 39% decrease compared to the third quarter 2000.

Cost of sales of $4.1 billion in the first nine months of 2001 decreased 12% compared to $4.7 billion in the first nine months of 2000. The effect of the 12% decrease in sales volumes and lower crude oil prices was partly offset by higher NGL-based raw material and energy costs as well as the decrease in co-product prices. Benchmark natural gas prices averaged 44% higher in the first nine months of 2001 compared to the first nine months of 2000 due to the significant first quarter 2001 increase in natural gas costs.

OPERATING INCOME--Operating income of $29 million in the third quarter 2001 decreased $175 million from $204 million in the third quarter 2000. Operating income of $225 million in the first nine months of 2001 decreased $418 million from $643 million in the first nine months of 2000. The decreases were primarily due to lower margins and, to a lesser extent, lower sales volumes. The lower margins primarily reflected lower prices for ethylene and for co-products such as propylene and benzene in the 2001 periods compared to 2000. The lower prices and volumes were due to weaker demand in the 2001 periods compared to 2000.


POLYMERS SEGMENT

REVENUES--Revenues of $494 million in the third quarter 2001 decreased 18% compared to $602 million in the third quarter 2000 due to a decrease in average sales prices and a 4% decrease in volumes. The decrease in sales prices reflected weaker 2001 business conditions and pressure from decreasing raw material costs.

Revenues of $1.6 billion in the first nine months of 2001 decreased 14% compared to $1.8 billion in the first nine months of 2000 due to an 8% decrease in sales volumes and a decrease in average sales prices. The decreases in sales volumes and sales prices were both due to the weaker demand in the first nine months of 2001.

COST OF SALES--Cost of sales of $500 million in the third quarter 2001 decreased 21% compared to $632 million in the third quarter 2000. The decrease in 2001 reflected lower raw material costs, primarily ethylene and propylene, as well as the 4% decrease in volumes.

Cost of sales of $1.6 billion in the first nine months of 2001 decreased 12% compared to $1.9 billion in the first nine months of 2000 primarily due to an 8% decrease in sales volumes in 2001. The decreases in raw material costs in the nine months comparison were not as significant as in the third quarter comparison. For example, the first quarter 2001 reflected the effects of high natural gas costs on both raw material and energy costs. In addition, during 2001, the price of ethylene peaked in February before trending steadily downwards.

OPERATING INCOME--The polymers segment had an operating loss of $26 million in the third quarter 2001 compared to a loss of $46 million in the third quarter 2000. Although sales prices decreased in the third quarter 2001, raw material cost decreases more than offset the lower prices and the 4% lower sales volumes.

For the first nine months of 2001, the operating loss was $138 million compared to an operating loss of $100 million in the first nine months of 2000. The increased operating loss was primarily due to the effect of lower polymers prices on margins as well as the effect of lower sales volumes, which were only partly offset by lower raw material costs.

UNALLOCATED ITEMS

The following discusses expenses that were not allocated to the petrochemicals or polymers segments.

OTHER OPERATING EXPENSES--These include unallocated general and administrative expense and goodwill amortization. Unallocated other operating expenses of $37 million in the third quarter 2001 decreased $12 million compared to $49 million in the third quarter 2000. Unallocated other operating expenses of $121 million in the first nine months of 2001 decreased $16 million compared to $137 million in the first nine months of 2000. The decreases were due to cost reduction efforts and a lower level of business activity in 2001.

UNUSUAL CHARGES--Equistar discontinued production at its higher-cost Port Arthur, Texas polyethylene facility in February 2001 and shut down the facility. Closed production units included a 240 million pounds per year HDPE reactor and an LDPE reactor with annual capacity of 160 million pounds. These units and a 300 million pounds per year HDPE reactor mothballed in the fourth quarter of 1999 have been permanently shut down. The asset values of these production units were previously adjusted as part of a $96 million restructuring charge recognized in 1999. During the first quarter 2001, Equistar recorded a $22 million charge, which included environmental remediation liabilities of $7 million, other exit costs of $3 million and severance and pension benefits of $7 million for approximately 125 people employed at the Port Arthur facility. The remaining balance primarily related to the write down of certain assets.

EXTRAORDINARY LOSS--As part of the third quarter 2001 refinancing, Equistar wrote off unamortized debt issuance costs and amendment fees of $3 million related to the early repayment of the $1.25 billion bank credit facility and reported the charge as an extraordinary loss on extinguishment of debt.

FINANCIAL CONDITION

OPERATING ACTIVITIES--Operating activities provided cash of $119 million in the first nine months of 2001 compared to $313 million in the first nine months of 2000. The $194 million decrease primarily reflected a $460 million decrease in income in the first nine months of 2001 compared to the 2000 period. This was partly offset by an improvement in the working capital position in 2001. In the first nine months of 2001, working capital was reduced $69 million. In the first nine months of 2000, working capital increased $174 million. The reduction in working capital in the first nine months of 2001 was primarily due to a $104 million net reduction in receivables, despite the termination of a $130 million receivables sales agreement in August 2001. The net reduction in receivables primarily reflected the effects of lower sales prices in 2001.

INVESTING ACTIVITIES--Equistar's capital expenditures were $85 million in the first nine months of 2001 and $81 million in the first nine months of 2000. Equistar's capital spending for 2001 is currently projected at approximately $103 million and includes spending for cost reduction and yield improvement projects. The planned 2001 capital expenditures have been reduced by approximately 40% from amounts originally budgeted due to the poor current business environment. During the second quarter 2001, Equistar purchased the low- and medium-voltage power cable materials business of AT Plastics, Inc. for $7 million.

FINANCING ACTIVITIES--In August 2001, Equistar completed a $1.5 billion debt refinancing. The refinancing included an amended and restated bank credit facility consisting of a $500 million secured revolving credit facility maturing in August 2006 and a $300 million secured term loan maturing in August 2007.
The financing also included the issuance of $700 million of new unsecured 10.125% Senior Notes maturing in August 2008. The financing replaced a $1.25 billion bank credit facility, $820 million of which was outstanding. A portion of the net proceeds was also used to repay the $90 million of Equistar's medium-term notes that matured on August 30, 2001.

The remaining net proceeds will be used for general business purposes. The amended and restated bank credit facility also made certain financial ratio requirements less restrictive. Equistar had previously amended its credit facility in March 2001, easing certain financial ratio requirements. In addition, during the third quarter 2001, Equistar terminated a $130 million receivables securitization program.

There were no distributions to partners in the first nine months of 2001 and Equistar does not currently anticipate making any distributions to partners for the remainder of 2001.

LIQUIDITY AND CAPITAL RESOURCES--The August 2001 $1.5 billion debt refinancing significantly extended Equistar's debt maturity schedule and eased the financial ratio requirements in the bank credit facility. This provided Equistar with additional liquidity and financial flexibility. At September 30, 2001, Equistar had cash on hand of $113 million. The $500 million revolving credit facility, which extends until August 2006, was undrawn and available for borrowing at September 30, 2001. Current maturities of long-term debt at September 30, 2001 were $104 million.

The amended and restated bank credit facility and the indenture governing Equistar's Senior Notes contain covenants that, subject to exceptions, restrict sale and leaseback transactions, lien incurrence, debt incurrence, sales of assets and mergers and consolidations. In addition, the amended and restated bank credit facility requires Equistar to maintain specified financial ratios, in all cases as provided in the credit facility. The breach of these covenants could permit the lenders under Equistar's credit facility and the indenture governing the Senior Notes to declare the loans immediately payable and could permit the lenders under Equistar's credit facility to terminate future lending commitments. Equistar was in compliance with all covenants under its debt instruments as of September 30, 2001.

Management believes that conditions will be such that cash balances, cash flow from operations and funding under the credit facility will be adequate to meet anticipated future cash requirements, including scheduled debt repayments, necessary capital expenditures and ongoing operations.

CURRENT BUSINESS OUTLOOK

Although co-product prices have increased recently, Equistar expects continued trough conditions in the fourth quarter 2001 for the global chemical markets that it serves. Pricing pressures are expected to continue for the remainder of the year in Equistar's petrochemicals and polymers businesses. As trough conditions continue, management will continue to take appropriate and necessary steps not only to manage through the current difficult business environment, but also to position Equistar to take full advantage of improvements in the market when they occur. Equistar has aggressively controlled costs in the third quarter of 2001. Cash management strategies and fixed-cost reduction initiatives that were implemented have already generated results. Progress is expected to continue through 2002.

ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. The statement will be effective for Equistar's calendar year 2002. Under SFAS No. 142, amortization of goodwill to earnings will be discontinued. However, goodwill will be reviewed for impairment at least annually and whenever events indicate impairment may have occurred. A benchmark assessment of potential impairment also must be completed within six months after adopting SFAS No. 142. Equistar currently carries $1.1 billion of goodwill on its balance sheet, which is amortized at an annual rate of $33 million. Equistar is currently evaluating the effect that implementation of SFAS No. 142 will have on its financial statements.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Adoption of SFAS No. 143 and SFAS No. 144 is not expected to have a material effect on the consolidated financial statements of Equistar.


ITEM 3.  DISCLOSURE OF MARKET AND REGULATORY RISK.

Equistar's exposure to market risks is described in Item 7a of its Annual Report on Form 10-K for the year ended December 31, 2000. Equistar's exposure to market and regulatory risks has not changed materially in the quarter ended September 30, 2001, except as noted below.

Equistar enters into over-the-counter "derivatives," or price swap contracts, for crude oil to help manage its exposure to commodity price risk with respect to crude oil-related raw material purchases. These hedging arrangements have the effect of locking in, at predetermined prices or ranges of prices and for a specified period of time, the prices that Equistar will pay for the volumes to which the hedge relates. As a result, while these hedging arrangements are structured to reduce its exposure to increases in price associated with the hedged commodity, they also limit the benefit Equistar might otherwise receive from any price decreases associated with the hedged commodity. In September 2001, the remaining price swap contracts, maturing from October 2001 through March 2002 and covering 4.1 million barrels of crude oil, were liquidated and none were outstanding as of September 30, 2001.

During the second quarter 2001, Equistar entered into put options covering 1.9 million barrels of crude oil. The put options were not treated as hedges for financial reporting purposes, but are intended to reduce Equistar's crude oil-based raw material costs. As of September 30, 2001, the outstanding put option contracts, which mature from October 2001 through December 2001, covered 1.0 million barrels of crude oil. Based on quoted market prices, Equistar recorded a liability of $2 million at September 30, 2001 for those contracts. Assuming a hypothetical 25% decrease in crude oil prices from those in effect at September 30, 2001, Equistar's loss in earnings for the put option contracts would be approximately $9 million. Sensitivity analysis was used for purposes of the above analysis. The quantitative information about market risk is necessarily limited because it does not take into account the effects of the underlying operating transactions. Equistar does not engage in any derivatives trading activities.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this report are "forward-looking statements" within the meaning of the federal securities laws. Although Equistar believes the expectations reflected in such forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties, and Equistar can give no assurance that such expectations will prove to have been correct. Equistar's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including:

 . the cyclical nature of the chemical industry, . uncertainties associated with the economy, . substantial chemical industry capacity additions resulting in oversupply and declining prices and margins,
 . the availability and cost of raw materials, . the availability of capital markets, . technological developments,
 . current and potential governmental regulatory actions, . potential terrorist acts,
 . operating interruptions (including leaks, explosions, fires, mechanical failure, unscheduled downtime, labor difficulties, transportation interruptions, spills and releases and other environmental risks), and
 . Equistar's ability to implement its business strategies, including cost reductions.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There have been no material developments with respect to Equistar's legal proceedings previously reported in the Annual Report on Form 10-K for the year ended December 31, 2000 and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2001 and June 30, 2001, except as described below.

The eight-county Houston/Galveston region has been designated a severe non-attainment area for ozone by the EPA. As a result, the TNRCC has submitted a plan to the EPA to reach and demonstrate compliance with the ozone standard by November 2007. On January 19, 2001, Equistar and LCR, individually, and Lyondell, individually and as part of the BCCA Appeal Group (a group of industry participants), filed a lawsuit against the TNRCC in State District Court in Travis County, Texas to encourage the adoption of the plaintiffs' alternative plan to achieve the same air quality improvement as the TNRCC plan, with less negative economic impact on the region. In June 2001, the parties entered into a consent order with respect to the lawsuit. Pursuant to the consent order, the TNRCC agreed to review, by June 2002, the scientific data for ozone formation in the Houston/Galveston region. In October 2001, the EPA approved the TNRCC plan. However, if the TNRCC scientific review supports the industry group proposal, the TNRCC has agreed to revise the NOx emission reduction requirements set forth in its original plan. Any revisions will have to be approved by the EPA.

Lyondell, Millennium Petrochemicals and certain subsidiaries of Occidental have each agreed to provide certain indemnifications to Equistar with respect to the petrochemicals and polymers businesses contributed by the partners. In addition, Equistar agreed to assume third party claims that are related to certain pre-closing contingent liabilities that are asserted prior to December 1, 2004 as to Lyondell and Millennium Petrochemicals, and May 15, 2005 as to certain Occidental subsidiaries, to the extent the aggregate thereof does not exceed $7 million to each partner, subject to certain terms of the respective asset contribution agreements. Equistar also agreed to assume third party claims that are related to certain pre-closing contingent liabilities that are asserted for the first time after December 1, 2004 as to Lyondell and Millennium Petrochemicals, and for the first time after May 15, 2005 as to certain Occidental subsidiaries. As of September 30, 2001, Equistar, Lyondell, Millennium Petrochemicals and certain subsidiaries of Occidental amended the asset contribution agreements governing these indemnification obligations to clarify the treatment of, and procedures pertaining to the management of, certain claims arising under the asset contribution agreements. Equistar believes that these amendments do not materially change the asset contribution agreements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     10.10(b) Second Amendment to Lyondell Asset Contribution Agreement, dated as of September 30, 2001, among Lyondell Chemical Company, Lyondell Petrochemical LP Inc. and Equistar Chemicals, LP.

     10.11(b) Second Amendment to Millennium Asset Contribution Agreement, dated as of September 30, 2001, among Millennium Petrochemicals Inc., Millennium Petrochemicals LP LLC and Equistar Chemicals, LP.

     10.13(a) First Amendment to Occidental Asset Contribution Agreement, dated as of September 30, 2001, among Occidental Petrochem Partner 1, Inc., Occidental Petrochem Partner 2, Inc., PDG Chemical Inc., Occidental Petrochem Partner GP, Inc. and Equistar Chemicals, LP.

     99        Consolidated Financial Statements (Unaudited) of Lyondell
               Chemical Company

(b)  Reports on Form 8-K

     The following Current Reports on Form 8-K were filed during the quarter ended September 30, 2001 and through the date hereof:

Date of Report               Item Nos.              Financial Statements
--------------               ---------              --------------------
July 26, 2001                   5, 7                        No
August 01, 2001                 5, 7                        No
August 15, 2001                    9                        No
August 28, 2001                 5, 7                        No

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Equistar Chemicals, LP



Dated:  November 13, 2001                       /s/  CHARLES L. HALL
                                          --------------------------------
                                                   Charles L. Hall
                                            Vice President and Controller
                                            (Duly Authorized Officer and
                                            Principal Accounting Officer)