Form 10-K405
period 2001-12-31
EQUISTAR CHEMICALS LP
filed 2002-03-15
CIK 1081158

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2001

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

                                                                                                    Page
                                                                                                    ----
PART I................................................................................................ 2
  Items 1 and 2.  Business and Properties............................................................. 2
  Item 3.  Legal Proceedings......................................................................... 15
  Item 4.  Submission of Matters to a Vote of Security Holders....................................... 16
PART II.............................................................................................. 16
  Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters..................... 16
  Item 6.  Selected Financial Data................................................................... 16
  Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations..... 16
  Item 7a.  Disclosure of Market and Regulatory Risk................................................. 26
  Item 8.  Financial Statements and Supplementary Data............................................... 28
  Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...... 52
PART III............................................................................................. 52
  Item 10.  Members of the Partnership Governance Committee and Executive Officers of Equistar....... 52
  Item 11.  Executive Compensation................................................................... 63
  Item 12.  Security Ownership of Certain Beneficial Owners and Management........................... 70
  Item 13.  Certain Relationships and Related Transactions........................................... 73
PART IV.............................................................................................. 79
  Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................... 79

                                     PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

OVERVIEW

     Equistar Chemicals, LP ("Equistar") is one of the largest chemical producers in the world with total 2001 revenues of $5.9 billion, and assets of $6.3 billion at the end of 2001. It currently is the world's third largest and North America's second largest producer of ethylene, the world's most widely used petrochemical. Equistar currently is also the third largest producer of polyethylene in North America.

     Equistar's petrochemicals segment manufactures and markets olefins, oxygenated products, aromatics and specialty products. Equistar's olefins products are primarily ethylene, propylene and butadiene. Olefins and their co-products are basic building blocks used to create a wide variety of products. Equistar's oxygenated products include ethylene oxide ("EO") and its derivatives, ethylene glycol ("EG"), ethanol and methyl tertiary butyl ether ("MTBE"). Oxygenated products have uses ranging from paint to cleaners to polyester fibers to gasoline additives. Equistar's aromatics are benzene and toluene.

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

     Equistar was formed in December 1997 as a Delaware limited partnership owned by Lyondell Chemical Company ("Lyondell") and Millennium Chemicals Inc. ("Millennium"). Lyondell contributed substantially all of the assets of its petrochemicals and polymers business segments. Millennium contributed substantially all of the assets of Millennium Petrochemicals Inc.'s ethylene, polyethylene and related products, performance polymers and ethanol businesses. In May 1998, Lyondell, Millennium, Equistar and Occidental Petroleum Corporation ("Occidental") consummated a series of transactions to expand Equistar through the addition of Occidental's petrochemical assets (the "Occidental Contributed Business"). Since the May 1998 transactions, Lyondell has owned a 41% aggregate interest in Equistar, and each of Millennium and Occidental have owned a 29.5% aggregate interest in Equistar.

     Early in 2002, Lyondell and Occidental agreed in principle for Lyondell's acquisition of Occidental's 29.5% interest in Equistar and for Occidental's acquisition of an equity interest in Lyondell. Upon consummation of these transactions, Occidental would receive the following from Lyondell:

     . 30 to 34 million shares of newly issued Lyondell Series B Common Stock, with the final number to be determined at closing of this transaction. These shares would have the same rights as Lyondell's regular common stock with the exception of the dividend. The Series B Common Stock would pay a dividend at the same rate as the regular common stock but, at Lyondell's option, the dividend may be paid in additional shares of Series B Common Stock or in cash. These new Series B shares also would include provisions for conversion to regular common stock three years after issuance or earlier in certain circumstances;

     . five-year warrants to acquire five million shares of Lyondell regular common stock at $25 per share, subject to adjustment upon the occurrence of certain events; and

     . a contingent payment equivalent in value to 7.38% of Equistar's cash distributions for 2002 and 2003, up to a total of $35 million, payable in cash, Series B Common Stock or regular common stock, as determined by Lyondell.

     In addition, it is anticipated that two Occidental executives, Dr. Ray R. Irani, Chairman and Chief Executive Officer, and Stephen I. Chazen, Chief Financial Officer and Executive Vice President, would become members of Lyondell's Board of Directors so long as Occidental continues to own specified amounts of Lyondell's equity. These transactions are subject to negotiation, completion and execution of definitive documentation, compliance with the applicable provisions of the partnership agreement and the parent agreement, approval by the Boards of Directors of Lyondell and Occidental, approval by Lyondell's stockholders and other customary conditions. There can be no assurance that the proposed transactions will be completed. See "Item 10. Members of the Partnership Governance Committee and Executive Officers of Equistar - The Partnership Agreement - Transfers and Pledges of a Partner's Interest in Equistar" and "Item 10. Members of the Partnership Governance Committee and Executive Officers of Equistar - The Parent Agreement - Restrictions on Transfer of Partner Sub Stock."

     Equistar's principal executive offices are located at 1221 McKinney Street, Suite 700, Houston, Texas 77010 and its telephone number is (713) 652-7200.

PETROCHEMICALS SEGMENT

OVERVIEW

     Petrochemicals are fundamental to many segments of the economy, including the production of consumer products, housing and automotive components and other durable and nondurable goods. Equistar produces a variety of petrochemicals, including olefins, oxygenated products, aromatics and specialty products, at twelve facilities located in six states. Olefins include ethylene, propylene and butadiene. Oxygenated products include EO and derivatives, EG, ethanol and MTBE. Aromatics produced are benzene and toluene. Equistar's petrochemical products are used to manufacture polymers and intermediate chemicals, which are used in a variety of consumer and industrial products. Ethylene is the most significant petrochemical in terms of worldwide production volume and is the key building block for polyethylene and a large number of other chemicals, plastics and synthetics.

     The Chocolate Bayou, Corpus Christi and two Channelview, Texas olefins plants use petroleum liquids, including naphtha, condensates and gas oils (collectively "Petroleum Liquids"), to produce ethylene. Assuming the co-products are recovered and sold, the cost of ethylene production from Petroleum Liquids historically has been less than the cost of producing ethylene from natural gas liquids, including ethane, propane and butane (collectively, "NGLs"). The use of Petroleum Liquids results in the production of a significant amount of co-products such as propylene, butadiene, benzene and toluene, and specialty products, such as dicyclopentadiene ("DCPD"), isoprene, resin oil, and piperylenes. Based upon independent third-party surveys, management believes that its Channelview facility is one of the lowest cash production cost olefins facilities in the United States. Equistar's Morris, Illinois; Clinton, Iowa; Lake Charles, Louisiana; and LaPorte, Texas plants are designed to consume primarily NGLs to produce ethylene with some co-products such as propylene. A comprehensive pipeline system connects the Gulf Coast plants with major olefins customers. Raw materials are sourced both internationally and domestically and are shipped via vessel and pipeline. Equistar's Lake Charles, Louisiana facility has been idled since the first quarter of 2001.

     Equistar produces EO and its primary derivative, EG, at facilities located in Bayport (Pasadena), Texas and through a 50/50 joint venture with E.I. DuPont de Nemours and Company ("DuPont") in Beaumont, Texas. The Bayport facility also produces other derivatives of EO, principally ethers and ethanolamines. EG is used in antifreeze, polyester fibers, resins and films. EO and its derivatives are used in many consumer and industrial end uses, such as detergents and surfactants, brake fluids and polyurethane seating and bedding foams.

     Equistar produces synthetic ethanol at its Tuscola, Illinois plant by a direct hydration process that combines water and ethylene. Equistar also owns and operates facilities in Newark, New Jersey and Anaheim, California for denaturing ethanol by the addition of certain chemicals. In addition, it produces small volumes of diethyl ether, a by-product of its ethanol production, at its Tuscola facility. These ethanol products are ingredients in various consumer and industrial products as described more fully in the table below. Equistar is outsourcing the operations of its Anaheim, California facility and anticipates shutting down the facility in the second quarter of 2002.

     The following table outlines Equistar's primary petrochemical products, annual processing capacity as of January 1, 2002, and the primary uses for such products. Unless otherwise specified, annual processing capacity was calculated by estimating the number of days in a typical year that a production unit of a plant is expected to operate, after allowing for downtime for regular maintenance, and multiplying that number by an amount equal to the unit's optimal daily output based on the design raw material mix. Because the processing capacity of a production unit is an estimated amount, actual production volumes may be more or less than the capacities set forth below.

      Product                  Annual Capacity                                    Primary Uses
--------------------  ----------------------------  ----------------------------------------------------------------------------
OLEFINS:
--------
Ethylene                 11.6 billion pounds (a)        Ethylene is used as a raw material to manufacture
                                                        polyethylene, EO, ethanol, ethylene dichloride and ethylbenzene.
Propylene                5.0 billion pounds (a)(b)      Propylene is used to produce polypropylene, acrylonitrile and propylene oxide.
Butadiene                1.2 billion pounds             Butadiene is used to manufacture styrene-butadiene rubber and polybutadiene rubber, which are used in the manufacture of tires, hoses, gaskets and other rubber products. Butadiene is also used in the production of paints, adhesives, nylon clothing, carpets and engineered plastics.
OXYGENATED PRODUCTS:
--------------------
Ethylene Oxide (EO)      1.1 billion pounds ethylene    EO is used to produce surfactants, industrial cleaners, cosmetics,
                         oxide equivalents; 400         emulsifiers, paint, heat transfer fluids and ethylene glycol.
                         million pounds as pure
                         ethylene oxide
Ethylene Glycol (EG)     1 billion pounds               EG is used to produce polyester fibers and film, polyethylene terephthalate ("PET") resin, heat transfer fluids and automobile antifreeze.
Ethylene Oxide           225 million pounds             EO derivatives are used to produce paint and coatings, polishes,
Derivatives                                             solvents and chemical intermediates.
Ethanol                  50 million gallons             Ethanol is used in the production of solvents as well as
                                                        household, medicinal and personal care products.
MTBE                     284 million gallons            MTBE is a gasoline component for reducing emissions in
                         (18,500 barrels/day) (c)       reformulated gasolines and enhancing octane value.
AROMATICS:
----------
Benzene                  310 million gallons            Benzene is used to produce styrene, phenol and cyclohexane. These products are used in the production of nylon, plastics, rubber and polystyrene. Polystyrene is used in insulation, packaging and drink cups.
Toluene                  66 million gallons             Toluene is used as an octane enhancer in gasoline, as a chemical feedstock for benzene and/or paraxylene production, and a core ingredient in TDI, a compound used in urethane production.
SPECIALTY PRODUCTS:
-------------------
Dicyclopentadiene        130 million pounds             DCPD is a component of inks, adhesives and polyester resins for molded
(DCPD)                                                  parts such as tub and shower stalls and boat hulls.
Isoprene                 145 million pounds             Isoprene is a component of premium tires, adhesive sealants and other rubber products.
Resin Oil                150 million pounds             Resin oil is used in the production of hot-melt-adhesives, inks, sealants, paints and varnishes.
Piperylenes              100 million pounds             Piperylenes are used in the production of adhesives, inks and sealants.
Alkylate                 337 million gallons (d)        Alkylate is a premium gasoline blending component used by refiners to meet Clean Air Act standards for reformulated gasoline.
Diethyl Ether            5 million gallons              Diethyl ether is used in laboratory reagents, gasoline and diesel engine starting fluid, liniments, analgesics and smokeless gunpowder.

-------------

(a) Includes 850 million pounds/year of ethylene capacity and 200 million pounds/year of propylene capacity at Equistar's Lake Charles, Louisiana facility. Equistar's Lake Charles facility has been idled since the first quarter of 2001.
(b) Does not include refinery-grade material or production from the product flexibility unit at Equistar's Channelview facility, which can convert ethylene and other light petrochemicals into propylene. This facility has an annual processing capacity of one billion pounds per year of propylene.
(c) Includes up to 44 million gallons/year of capacity operated for the benefit of LYONDELL-CITGO Refining LP.
(d) Includes up to 172 million gallons/year of capacity operated for the benefit of LYONDELL-CITGO Refining LP.

RAW MATERIALS AND ETHYLENE PURCHASES

     The raw materials cost for olefins production is generally the largest component of total cost for the petrochemicals business. Olefins plants with the flexibility to consume a wide range of raw materials historically have had lower variable costs than olefins plants that are restricted in their raw material processing capability to NGLs. The primary raw materials used in the production of olefins are Petroleum Liquids (also referred to as "heavy raw materials") and NGLs (also referred to as "light raw materials"). Petroleum Liquids generally are delivered by ship or barge. NGLs are delivered to Equistar's facilities primarily via pipeline. Petroleum Liquids have had a historical cost advantage over NGLs such as ethane and propane, assuming the co-products were recovered and sold. For example, facilities using Petroleum Liquids historically generated approximately four cents additional variable margin on average per pound of ethylene produced compared to using ethane. This margin advantage is based on an average of historical data over a period of years and is subject to short-term fluctuations, which can be significant. The recent advantage has been less than the historical average. Equistar has the capability to realize this margin advantage due to its ability to process Petroleum Liquids at the Channelview, Corpus Christi and Chocolate Bayou, Texas facilities.

     The Channelview facility is particularly flexible because it can process 100% Petroleum Liquids or up to 80% NGLs. The Corpus Christi plant can process up to 70% Petroleum Liquids or up to 70% NGLs. The Chocolate Bayou facility processes 100% Petroleum Liquids. Equistar's LaPorte facility can process natural gasoline and NGLs, including heavier ones such as butane. Equistar's three other olefins facilities currently process only NGLs.

     The majority of Equistar's Petroleum Liquids requirements are purchased via contractual arrangement from a variety of third-party domestic and foreign sources. Equistar also purchases Petroleum Liquids on the spot market from third-party domestic and foreign sources. Equistar purchases a majority of its NGLs requirements via contractual arrangements from a variety of third-party sources. Equistar also purchases NGLs on the spot market from third-party sources. Equistar obtains a portion of its Petroleum Liquids requirements from LYONDELL-CITGO Refining LP ("LCR") at market-related prices. In addition to producing its own ethylene, Equistar purchases ethylene via contractual arrangements from Gulf Coast producers at market-based prices.

     In addition, Equistar purchases large amounts of natural gas to be used as energy for consumption in its business via contractual arrangements with a variety of third-party sources, typically with a term of 12 to 18 months.

MARKETING AND SALES

     Ethylene produced by the Clinton and Morris facilities generally is consumed as a raw material by the polymers operations at those sites, or is transferred to Tuscola from Morris by pipeline for the production of ethanol. Ethylene produced by Equistar's LaPorte facility is consumed as a raw material by Equistar's polymers operations and Millennium's vinyl acetate operations in LaPorte and also is distributed by pipeline for other internal uses and to third parties. Ethylene and propylene produced at the Channelview, Chocolate Bayou, Corpus Christi and Lake Charles olefins plants are generally distributed by pipeline or via exchange agreements to Equistar's Gulf Coast polymer and EO and EG facilities as well as to Equistar's affiliates and third parties. Equistar's Lake Charles facility has been idled since the first quarter of 2001. For the year ended December 31, 2001, approximately 85% of Equistar's ethylene production, based on sales dollars, was consumed by Equistar's polymers or oxygenated products businesses or sold to Equistar's owners and their affiliates at market-related prices.

     With respect to sales to third parties, Equistar sells a majority of its olefins products to customers with whom it has had long-standing relationships. Sales to third parties generally are made under written agreements that typically provide for monthly negotiation of price; customer purchases of a specified minimum quantity; and three- to six-year terms with automatic one- or two-year term extension provisions. Some contracts may be terminated early if deliveries have been suspended for several months. No single customer accounted for 10% or more of Equistar's total revenues in 2001.

     EO and EG are sold under three- to five-year contracts to third party customers, with pricing negotiated on a quarterly basis to reflect market conditions. Glycol ethers are sold primarily into the solvent and distributor markets under one-year contracts at market prices, as are ethanolamines and brake fluids. Ethanol and ethers primarily are sold to third-party customers under one-year contracts at market prices.

     Equistar licenses MTBE technology under a license from an affiliate of Lyondell and sells a significant portion of MTBE produced at one of its two Channelview units to Lyondell at market-related prices. The production from the second unit is sold to and consumed by LCR for gasoline blending. MTBE produced at Chocolate Bayou is sold at market-related prices to Lyondell for resale.

     Equistar sells most of its aromatics production under contracts that have initial terms ranging from one to three years and that typically contain automatic one-year term extension provisions. These contracts generally provide for monthly price adjustments based upon current market prices. Benzene produced by LCR is sold directly to Equistar at market-related prices. In accordance with a marketing services agreement currently being extended from month to month, Equistar currently serves as LCR's sole agent to market aromatics products produced by LCR, other than benzene.

     Most of the ethylene and propylene production of the Channelview, Chocolate Bayou, Corpus Christi and Lake Charles facilities is shipped via a 1,430-mile pipeline system which has connections to numerous Gulf Coast ethylene and propylene consumers. This pipeline system, some of which is owned and some of which is leased by Equistar, extends from Corpus Christi to Mont Belvieu to Port Arthur, Texas as well as around the Lake Charles, Louisiana area. In addition, exchange agreements with other olefins producers allow access to customers who are not directly connected to Equistar's pipeline system. Some ethylene is shipped by railcar from Clinton, Iowa to Morris, Illinois. A pipeline owned and operated by Williams Pipeline Company is used to transport ethylene from Morris, Illinois to Tuscola, Illinois. Some propylene is shipped by ocean-going vessel. Ethylene oxide is shipped by railcar, and its derivatives are shipped by railcar, truck, isotank or ocean-going vessel. Butadiene, aromatics and other petrochemicals are distributed by pipeline, railcar, truck, barge or ocean-going vessel.

COMPETITION AND INDUSTRY CONDITIONS

     The bases for competition in Equistar's petrochemicals products are price, product quality, product deliverability and customer service. Equistar competes with other large domestic producers of petrochemicals, including BP p.l.c. ("BP"), Chevron Phillips Chemical Company LP ("Chevron Phillips"), The Dow Chemical Company ("Dow"), ExxonMobil Corporation ("ExxonMobil"), Huntsman Chemical Company, NOVA Chemicals Corporation ("NOVA Chemicals") and Shell Chemical Company. Industry consolidation, including the combinations of British Petroleum and Amoco, Exxon and Mobil, and Dow and Union Carbide Corporation and the formation of Chevron Phillips, has brought North American production capacity under control of fewer, although larger and stronger, competitors.

     Equistar's combined rated ethylene capacity at January 1, 2002 was approximately 11.6 billion pounds of ethylene per year or approximately 16% of total North American production capacity. Based on published rated production capacities, Equistar believes it is currently the second largest producer of ethylene in North America. North American ethylene rated capacity at January 1, 2002 was approximately 72 billion pounds per year. Of the total ethylene production capacity in North America, approximately 85% is located along the Gulf Coast.

     Petrochemicals profitability is affected by raw materials costs and the level of demand for petrochemicals and derivatives, along with vigorous price competition among producers which may intensify due to, among other things, the addition of new capacity. In general, demand is a function of economic growth in the United States and elsewhere in the world, which fluctuates. Capacity additions in excess of annual growth also put pressure on margins. It is not possible to predict accurately the changes in raw material costs, market conditions and other factors that will affect petrochemical industry margins in the future.

     The petrochemicals industry historically has experienced significant volatility in profitability due to fluctuations in capacity utilization. Producers of olefins primarily for merchant supply to unaffiliated customers typically experience greater variations in their sales volumes and profitability when industry supply and demand relationships are not balanced in comparison to more integrated competitors, i.e., those with a higher proportion of captive demand for olefins derivatives production. For the year ended December 31, 2001, approximately 85% of Equistar's ethylene production, based on sales dollars, was consumed by Equistar's polymers or oxygenated products businesses or sold to Equistar's owners and their affiliates. This has the effect of reducing sales volume volatility.

     Equistar's other major commodity chemical products also experience cyclical market conditions similar to, although not necessarily coincident with, those of ethylene.

POLYMERS SEGMENT

OVERVIEW

     Through facilities located at ten plant sites in five states, Equistar's polymers segment manufactures a wide variety of polyolefins, including polyethylene, polypropylene and various performance polymers. Polyolefins are used in a variety of consumer and industrial products, including packaging film, trash bags, automotive parts, plastic bottles and caps and compounds for wire and cable insulation.

     Equistar currently manufactures polyethylene using a variety of technologies at five facilities in Texas and at its Morris, Illinois and Clinton, Iowa facilities. The Morris and Clinton facilities are located in the U.S. Midwest and enjoy a freight cost advantage over Gulf Coast producers in delivering products to customers in the U.S. Midwest and on the East Coast of the United States. Equistar produces performance polymer products, which include enhanced grades of polyethylene and polypropylene, at several of its polymers facilities. The Company believes that, over a business cycle, average selling prices and profit margins for performance polymers tend to be higher than average selling prices and profit margins for higher-volume commodity polyethylenes. Equistar also produces wire and cable insulating resins and compounds at LaPorte, Texas; and Morris, Illinois, and wire and cable insulating compounds at Fairport Harbor, Ohio; Peachtree City, Georgia; and Tuscola, Illinois. Wire and cable insulating resins and compounds are used to insulate copper and fiber optic wiring in power, telecommunication, computer and automobile applications. Equistar's Morris, Illinois and Bayport (Pasadena), Texas facilities manufacture polypropylene using propylene produced as a co-product of Equistar's ethylene production as well as propylene purchased from third parties. Polypropylene is sold for various applications in the automotive, housewares and appliance industries.

     The following table outlines Equistar's polymers and performance polymers products, annual processing capacity at January 1, 2002, and the primary uses for such products. Unless otherwise specified, annual processing capacity was calculated by estimating the number of days in a typical year that a production unit of a plant is expected to operate, after allowing for downtime for regular maintenance, and multiplying that number by an amount equal to the unit's optimal daily output based on the design raw material mix. Because the processing capacity of a production unit is an estimated amount, actual production volumes may be more or less than the capacities set forth below.

         Product                     Annual Capacity                      Primary Uses
----------------------------------- --------------------    ------------------------------------------------------------
POLYETHYLENE:
High density polyethylene (HDPE)    3.1 billion pounds     HDPE is used to manufacture grocery, merchandise and trash bags; food containers for items from frozen desserts to margarine;
                                                           plastic caps and closures; liners for boxes of cereal and crackers;
                                                           plastic drink cups and toys; dairy crates; bread trays and pails for items from paint to fresh fruits and vegetables; safety equipment such as hard hats; house wrap for insulation; bottles for
                                                           household/industrial chemicals and motor oil; milk/water/juice bottles; and large (rotomolded) tanks for storing liquids like agricultural and lawn care chemicals.
Low density polyethylene (LDPE)     1.5 billion pounds     LDPE is used to manufacture food packaging films; plastic
                                                           bottles for packaging food and personal care items; dry cleaning bags; ice bags; pallet shrink wrap; heavy-duty bags for mulch and potting soil; boil-in-bag bags; coatings on flexible packaging products; and coatings on paper board such as milk cartons.
                                                           Specialized forms of LDPE are ethyl methyl acrylate, which provides adhesion in a variety of applications, and ethylene vinyl acetate, which is used in foamed sheets, bag-in-box bags, vacuum cleaner hoses, medical tubing, clear sheet protectors and
                                                           flexible binders.
Linear low density polyethylene     1.1 billion pounds     LLDPE is used to manufacture garbage and lawn-leaf bags;
(LLDPE)                                                    housewares; lids for coffee cans and margarine tubs; and large
                                                           (rotomolded) toys like outdoor gym sets.
POLYPROPYLENE:
--------------
Polypropylene                       680 million pounds     Polypropylene is used to manufacture fibers for carpets, rugs and upholstery; housewares; automotive battery cases; automotive fascia, running boards and bumpers; grid-type flooring for sports facilities; fishing tackle boxes; and bottle caps and closures.
PERFORMANCE POLYMERS:
---------------------
Wire and Cable Insulating           (a)                    Wire and cable insulating resins and compounds are used to
Resins and Compounds                                       insulate copper and fiber optic wiring in power,
                                                           telecommunication, computer and automobile applications.
Polymeric Powders                   (a)                    Polymeric powders are component products in structural and bulk molding compounds, parting agents and filters for appliance, automotive and plastics processing industries.
Polymers for Adhesives, Sealants    (a)                    Polymers are components in hot-melt-adhesive formulations for
and Coatings                                               case, carton and beverage package sealing, glue sticks,
                                                           automotive sealants, carpet backing and adhesive labels.
Reactive Polyolefins                (a)                    Reactive polyolefins are functionalized polymers used to bond non-polar and polar substrates in barrier food packaging, wire and cable insulation and jacketing, automotive gas tanks and metal coating applications.
Liquid Polyolefins                  (a)                    Liquid polyolefins are a diesel fuel additive to inhibit freezing.

---------------
(a) These are enhanced grades of polyethylene and are included in the capacity figures for HDPE, LDPE and LLDPE above, as appropriate.

RAW MATERIALS

     The primary raw materials for Equistar's polymers segment are ethylene and propylene. With the exception of the Chocolate Bayou polyethylene plant, Equistar's polyethylene and polypropylene production facilities can receive their ethylene and propylene directly from Equistar's petrochemical facilities via Equistar's olefins pipeline system, third-party pipelines or from on-site production. Most of the raw materials consumed by Equistar's polymers segment are produced internally by Equistar's petrochemicals segment. The polyethylene plants at Chocolate Bayou, LaPorte and Bayport, Texas are pipeline-connected to third parties and can receive ethylene via exchanges or purchases. The polypropylene facility at Morris, Illinois also receives propylene from third parties.

MARKETING AND SALES

     Equistar's polymers products are primarily sold to an extensive base of established customers. Approximately 50% of Equistar's polymers products volumes are sold to customers under term contracts, typically having a duration of one to three years. The remainder is generally sold without contractual term commitments. In either case, in most of the continuous supply relationships, prices are subject to change upon mutual agreement between Equistar and the customer. No single customer accounted for 10% or more of Equistar's total revenues in 2001.

     Polymers are primarily distributed via railcar. Equistar owns or leases, pursuant to long-term lease arrangements, approximately 7,870 railcars for use in its polymers business. Equistar sells the vast majority of its polymers products in the United States and Canada, and such sales primarily are through its own sales organization. It generally engages sales agents to market its polymers in the rest of the world.

COMPETITION AND INDUSTRY CONDITIONS

     The bases for competition in Equistar's polymers products are price, product performance, product quality, product deliverability and customer service. Equistar competes with other large producers of polymers, including Atofina, BP Solvay Polyethylene, Chevron Phillips, Dow, Eastman Chemical Company, ExxonMobil, Formosa Plastics, Huntsman Chemical Company, NOVA Chemicals and Westlake Polymers. Industry consolidation, including the combinations of British Petroleum and Amoco, Exxon and Mobil, and Dow and Union Carbide Corporation, the formation of Chevron Phillips, and the polymers business combinations between BP and Solvay, has brought North American production capacity under control of fewer, although larger and stronger, competitors.

     Based on published rated industry capacities, Equistar is the third largest producer of polyethylene in North America and is a leading domestic producer of polyolefins powders, compounds, wire and cable insulating resins, and polymers for adhesives. The combined rated capacity of Equistar's polyethylene units as of January 1, 2002 was approximately 5.7 billion pounds per year or approximately 13% of total industry capacity in North America. There are approximately 15 other North American producers of polyethylene, including BP Solvay Polyethylene, Chevron Phillips, Dow, ExxonMobil and NOVA Chemicals. Equistar's polypropylene capacity, 680 million pounds per year as of January 1, 2002, represents approximately 4% of the total North American polypropylene capacity. There are approximately 15 other North American competitors in the polypropylene business, including Atofina, Basell, BP, Chevron Phillips, Dow and ExxonMobil.

     Polymers profitability is affected by raw material costs and the worldwide level of demand for polymers, along with vigorous price competition among producers which may intensify due to, among other things, the addition of new capacity. In general, demand is a function of economic growth in the United States and elsewhere in the world, which fluctuates. Capacity additions in excess of annual growth also put pressure on margins. It is not possible to predict accurately the changes in raw material costs, market conditions and other factors, which will affect polymers industry margins in the future.

PROPERTIES OWNED OR LEASED BY EQUISTAR

     Equistar's principal manufacturing facilities and principal products are set forth below. All of these facilities are wholly owned by Equistar unless otherwise noted.


                Location                                                 Principal Products
-------------------------------------------         --------------------------------------------------------------

Beaumont, Texas (a)*.....................           EG
Channelview, Texas (b)*..................           Ethylene, Propylene, Butadiene,   Benzene,  Toluene,  DCPD,
                                                    Isoprene, Resin Oil, Piperylenes, Alkylate and MTBE
Corpus Christi, Texas*...................           Ethylene, Propylene, Butadiene and Benzene
Chocolate Bayou, Texas (c)...............           HDPE
Chocolate Bayou, Texas (c)(d)*...........           Ethylene, Propylene, Butadiene,   Benzene,  Toluene,  DCPD,
                                                    Isoprene, Resin Oil and MTBE
LaPorte, Texas*..........................           Ethylene,  Propylene, LDPE, LLDPE, Liquid Polyolefins, Wire and
                                                    Cable Insulating Resins and Polymers for Adhesives,  Sealants
                                                    and Coatings
Matagorda, Texas*........................           HDPE
Bayport (Pasadena), Texas (e)*...........           EO, EG and Other EO Derivatives
Bayport (Pasadena), Texas (e)*...........           Polypropylene and LDPE
Victoria, Texas (d)*.....................           HDPE
Peachtree City, Georgia..................           Wire and Cable Insulating Compounds
Lake Charles, Louisiana (f)*.............           Ethylene and Propylene
Morris, Illinois*........................           Ethylene, Propylene, LDPE, LLDPE and Polypropylene
Tuscola, Illinois*.......................           Ethanol,  Diethyl Ether,  Wire and Cable Insulating Compounds
                                                    and Polymeric Powders
Clinton, Iowa............................           Ethylene, Propylene, LDPE, HDPE and Reactive Polyolefins
Fairport Harbor, Ohio (g)................           Wire and Cable Insulating Compounds
Anaheim, California (h)..................           Denatured Alcohol
Newark, New Jersey.......................           Denatured Alcohol

------------------
*Facilities which received the OSHA Star Certification, which is the highest safety designation issued by the U.S. Department of Labor.
(a) The Beaumont facility is owned by PD Glycol, a partnership owned 50% by Equistar and 50% by DuPont.
(b) The Channelview facility has two ethylene processing units. Lyondell Methanol Company, L.P. owns a methanol plant located within the Channelview facility on property Lyondell Methanol Company, L.P. leases from Equistar. A third party owns and operates a facility on land leased from Equistar that is used to purify hydrogen from Lyondell Methanol Company, L.P.'s methanol plant. Equistar also operates a styrene maleic anhydride unit and a polybutadiene unit, which are owned by a third party and are located on property leased from Equistar within the Channelview facility.
(c) Millennium and Occidental each contributed a facility located in Chocolate Bayou. These facilities are not on contiguous property.
(d)  The land is leased, and the facility is owned.
(e) Occidental and Lyondell each contributed facilities located in Pasadena. These facilities are nearly contiguous, and Equistar operates them as one site to the extent practicable. These facilities are operated in conjunction with the LaPorte facility.
(f) The Lake Charles facility has been idled since the first quarter of 2001. The facilities and land are leased from an affiliate of Occidental under a lease, which expires in May 2003.
(g)  The building and land are leased.
(h) Equistar is outsourcing the operations of its Anaheim, California facility and anticipates shutting down the facility in the second quarter of 2002.

     In February 2001, Equistar discontinued production at its Port Arthur, Texas polyethylene facility and shut down the facility. Closed production units included a 240 million pounds per year HDPE reactor and an LDPE reactor with annual capacity of 160 million pounds. These units and a 300 million pounds per year HDPE reactor mothballed in 1999 have been permanently shut down and are being dismantled.

     Equistar owns a storage facility, a brine pond and a tract of vacant land in Mont Belvieu, Texas, located approximately 15 miles east of the Channelview facility. Storage capacity for up to approximately 13 million barrels of NGLs, ethylene, propylene and other hydrocarbons is provided in salt domes at the Mont Belvieu facility. There are an additional 3 million barrels of ethylene and propylene storage operated by Equistar on leased property in Markham, Texas.

     Equistar uses an extensive olefins pipeline system, some of which it owns and some of which it leases, extending from Corpus Christi to Mont Belvieu to Port Arthur and around the Lake Charles area. Equistar owns other pipelines in connection with its Chocolate Bayou, Matagorda, Victoria, Corpus Christi and LaPorte facilities. Equistar uses a pipeline owned and operated by Williams Pipeline Company to transport ethylene from its Morris facility to its Tuscola facility. Equistar owns and leases several pipelines connecting the Channelview facility, the LCR refinery and the Mont Belvieu storage facility. These pipelines are used to transport feedstocks, butylenes, hydrogen, butane, MTBE and unfinished gasolines. Equistar also owns a barge docking facility near the Channelview facility capable of berthing eight barges and related terminal equipment for loading and unloading raw materials and products. Equistar owns or leases pursuant to long-term lease arrangements approximately 9,440 railcars for use in its business.

     Equistar sub-leases its executive offices and corporate headquarters from Lyondell in downtown Houston. In addition, Equistar owns facilities which house the Morris, Cincinnati and Chocolate Bayou research operations. Equistar also leases sales facilities and leases storage facilities, primarily in the Gulf Coast area, from various third parties for the handling of products.

RESEARCH AND TECHNOLOGY; PATENTS AND TRADEMARKS

     Equistar conducts research and development principally at its Cincinnati, Ohio technical center, with additional facilities located in Morris, Illinois and Chocolate Bayou, Texas. Equistar's research and development expenditures were $39 million for 2001, $38 million for 2000 and $42 million for 1999, all of which were expensed as incurred.

     Equistar maintains a growing patent portfolio that is continuously supplemented by new patent applications related to its petrochemicals and polymers businesses. As of December 31, 2001, Equistar owned 220 United States patents and 343 worldwide patents. Equistar has numerous trademark and trademark registrations in the United States and other countries, including the Equistar logo. Equistar does not regard its business as being materially dependent upon any single patent or trademark.

EMPLOYEE RELATIONS

     As of December 31, 2001, Equistar employed approximately 3,400 full-time employees. Equistar uses the services of Lyondell employees pursuant to a Shared Services Agreement and also uses the services of independent contractors in the routine conduct of its business. Approximately 105 hourly workers are covered by collective bargaining agreements. Equistar believes that its relations with its employees are good. See "Item 13. Certain Relationships and Related Transactions--Services and Shared-Site Agreements with Lyondell and Affiliates of Millennium and Occidental."

CYCLICALITY AND OVERCAPACITY IN THE PETROCHEMICAL AND POLYMER INDUSTRIES

     Equistar's historical operating results reflect the cyclical and volatile nature of the supply-demand balance in the petrochemical and polymer industries. These industries historically have experienced alternating periods of inadequate capacity and tight supply, causing prices and profit margins to increase, followed by periods when substantial capacity is added, resulting in oversupply and declining capacity utilization rates and declining prices and profit margins. In particular, the markets for ethylene and polyethylene are highly cyclical, resulting in volatile profits and cash flow over the business cycle.

     Currently, there is overcapacity in the petrochemical and polymer industries. Moreover, a number of Equistar's competitors in various segments of the petrochemical and polymer industries have added or are expected to add capacity. There can be no assurance that future growth in product demand will be sufficient to utilize this additional, or even current, capacity. Excess industry capacity has depressed and may continue to depress Equistar's volumes and margins.

RAW MATERIALS AND ENERGY COSTS

     Equistar purchases large amounts of raw materials and energy for its businesses. The cost of these raw materials and energy, in the aggregate, represent a substantial portion of Equistar's operating expenses. The prices of raw materials and energy generally follow price trends of, and vary with the market conditions for, crude oil and natural gas, which may be highly volatile and cyclical. Results of operations for Equistar have at times in the past and could in the future be significantly affected by increases in these costs.

     In addition, higher natural gas prices early in 2001 adversely affected the ability of many domestic chemicals producers to compete internationally since U.S. producers are disproportionately reliant on natural gas as a feedstock and energy source. In addition to the impact that this has had on Equistar's exports, reduced competitiveness of U.S. producers also has in the past increased the availability of chemicals in North America, as U.S. production that would otherwise have been sold overseas was instead offered for sale domestically.

GENERAL ECONOMIC CONDITIONS AND OTHER EXTERNAL FACTORS

     External factors beyond Equistar's control, such as general economic conditions, competitor actions, international events and circumstances, and governmental regulation in the United States and abroad, can cause volatility in the price of raw materials and other operating costs, as well as significant fluctuations in demand for Equistar's products, and can magnify the impact of economic cycles on Equistar's businesses. Furthermore, a number of Equistar's products are highly dependent on durable goods markets, such as the housing and automotive markets, that are themselves particularly cyclical.

     Equistar may reduce production at or idle a facility for an extended period of time or exit a business because of high raw material prices, an oversupply of a particular product and/or a lack of demand for that particular product, which makes production uneconomical. These temporary outages sometimes last for several quarters and cause Equistar to incur costs, including the expenses of the outages and the restart of these facilities. It is possible that factors like increases in raw material costs or lower demand in the future will cause Equistar to further reduce operating rates or idle facilities or exit uncompetitive businesses.

COMMODITY PRODUCTS

     Equistar sells its products in highly competitive markets. Due to the commodity nature of most of Equistar's products, it generally is not able to protect its market position by product differentiation or pass on cost increases to its customers. Accordingly, increases in raw material and other costs do not necessarily correlate with changes in prices for these products, either in the direction of the price change or in magnitude. Specifically, timing differences in pricing between raw material prices, which may change daily, and contract product prices, which in many cases are negotiated only monthly, sometimes with an additional lag in effective dates for increases, can have a negative effect on profitability.

OPERATING HAZARDS

     The occurrence of material operating problems, including, but not limited to, the events described below, may have a material adverse effect on the productivity and profitability of a particular manufacturing facility, or on Equistar as a whole, during and after the period of such operational difficulties. Equistar's income and cash flow are dependent on the continued operation of its various production facilities and the ability to complete construction projects on schedule.

     Although Equistar takes precautions to enhance the safety of its operations and minimize the risk of disruptions, Equistar's operations, along with those of other members of the chemical industry, are subject to hazards inherent in chemical manufacturing and the related storage and transportation of raw materials, products and wastes. These hazards include: pipeline leaks and ruptures; explosions; fires; inclement weather and natural disasters; mechanical failure; unscheduled downtime; labor difficulties; transportation interruptions; remediation complications; chemical spills; discharges or releases of toxic or hazardous substances or gases; storage tank leaks; and other environmental risks. Some of these hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment and environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties.

     Furthermore, Equistar is also subject to present and future claims with respect to workplace exposure, workers' compensation and other matters. Equistar maintains property, business interruption and casualty insurance which it believes is in accordance with customary industry practices, but it is not fully insured against all potential hazards incident to its business and certain losses, including losses resulting from terrorist acts, may be either uninsurable or not economically insurable, in whole or in part.

ENVIRONMENTAL MATTERS

     Equistar cannot predict with certainty the extent of its future liabilities and costs under environmental, health and safety laws and regulations and Equistar cannot guarantee that they will not be material. In addition, Equistar may face liability for alleged personal injury or property damage due to exposure to chemicals and other hazardous substances at its facilities or chemicals that it otherwise manufactures, handles or owns. Although these claims have not historically had a material impact on Equistar's operations, a significant increase in the number or success of these claims could materially adversely affect Equistar's business, financial condition, operating results or cash flow.

     The production facilities of Equistar are generally required to have permits and licenses regulating air emissions, discharges to land or water and storage, treatment and disposal of hazardous wastes. Companies such as Equistar that are permitted to treat, store or dispose of hazardous waste and maintain underground storage tanks pursuant to the Resource Conservation and Recovery Act ("RCRA") also are required to meet certain financial responsibility requirements. Equistar believes that it has all permits and licenses generally necessary to conduct its business or, where necessary, is applying for additional, amended or modified permits and that it meets applicable financial responsibility requirements.

     Equistar's policy is to be in compliance with all applicable environmental laws. Equistar also is committed to Responsible Care/R/, an international chemical industry initiative to enhance the industry's responsible management of chemicals. Equistar (together with the industries in which it operates) is subject to extensive national, state and local environmental laws and regulations concerning emissions to the air, discharges onto land or waters and the generation, handling, storage, transportation, treatment and disposal of waste materials. Many of these laws and regulations provide for substantial fines and potential criminal sanctions for violations. Some of these laws and regulations are subject to varying and conflicting interpretations. In addition, Equistar cannot accurately predict future developments, such as increasingly strict environmental laws, and inspection and enforcement policies, as well as higher compliance costs therefrom, which might affect the handling, manufacture, use, emission or disposal of products, other materials or hazardous and non-hazardous waste. Some risk of environmental costs and liabilities is inherent in particular operations and products of Equistar, as it is with other companies engaged in similar businesses, and there is no assurance that material costs and liabilities will not be incurred. In general, however, with respect to the capital expenditures and risks described above, Equistar does not expect that it will be affected differently than the rest of the chemicals industry where its facilities are located.

     Environmental laws may have a significant effect on the nature and scope of cleanup of contamination at current and former operating facilities, the costs of transportation and storage of raw materials and finished products and the costs of the storage and disposal of wastewater. Also, U.S. "Superfund" statutes may impose joint and several liability for the costs of remedial investigations and actions on the entities that generated waste, arranged for disposal of the wastes, transported to or selected the disposal sites and the past and present owners and operators of such sites. All such responsible parties (or any one of them, including Equistar) may be required to bear all of such costs regardless of fault, legality of the original disposal or ownership of the disposed site.

     In some cases, compliance with environmental, health and safety laws and regulations can only be achieved by capital expenditures. In the years ended December 31, 2001, 2000 and 1999, Equistar spent approximately $16 million, $6 million and $3 million, respectively, for environmentally related capital expenditures at existing facilities. Equistar currently estimates that environmentally related capital expenditures at its existing facilities will be approximately $29 million for 2002 and approximately $85 million for 2003. The increased level of such expenditures for 2001, 2002 and 2003 is a result of, among other things, implementation of a plan for the Houston/Galveston region to comply with the ozone standard, as discussed below. Estimated costs for future environmental compliance and remediation are necessarily imprecise due to such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of presently unknown remediation sites and the allocation of costs among the responsible parties under applicable statutes. Lyondell, Millennium Petrochemicals and certain subsidiaries of Occidental have each agreed to provide certain indemnifications to Equistar with respect to the petrochemicals and polymers businesses contributed by the partners. In addition, Equistar has agreed to assume third party claims that are related to certain pre-closing contingent liabilities. See "Item 13. Certain Relationships and Related Transactions-Asset Contributions by Lyondell and Affiliates of Millennium and Occidental" for more information regarding these indemnification obligations.

     The eight-county Houston/Galveston region has been designated a severe non-attainment area for ozone by the U.S. Environmental Protection Agency ("EPA"). As a result, in December 2000, the Texas Natural Resource Conservation Commission ("TNRCC") submitted a plan to the EPA to reach and demonstrate compliance with the ozone standard by November 2007. Ozone is a product of the reaction between volatile organic compounds and nitrogen oxides ("NOx") in the presence of sunlight, and is a principal component of smog. The proposed plans for meeting the ozone standard focus on significant reductions in NOx emissions. NOx emission reduction controls must be installed at each of Equistar's six facilities located in the Houston/Galveston region during the next several years, well in advance of the 2007 deadline. Compliance with the provisions of the plan will result in increased capital investment, which is currently estimated to be between $200 million and $260 million before the 2007 deadline, as well as higher annual operating costs for Equistar. The timing and amount of the expenditures are subject to regulatory and other uncertainties, as well as obtaining the necessary permits and approvals. See "Item 3. Legal Proceedings."

     Equistar has been actively involved with a number of organizations to help solve the ozone problem in the most cost-effective manner and, in January 2001, Equistar and the BCCA Appeal Group (a group of industry participants) filed a lawsuit against the TNRCC to encourage adoption of their alternative plan to achieve the same air quality improvement with less negative economic impact on the region. In June 2001, the parties entered into a consent order with respect to the lawsuit. Pursuant to the consent order, the TNRCC agreed to review, by June 2002, the scientific data for ozone formation in the Houston/Galveston region. In October 2001, the EPA approved the TNRCC plan, and the BCCA Appeal Group filed a timely petition for judicial review of that action on January 11, 2002. If the TNRCC scientific review supports the industry group proposal, the TNRCC has agreed to revise the NOx emission reduction requirements set forth in its original plan. Any revisions will have to be approved by the EPA. Such revisions of the NOx emission reduction requirements are expected to reduce Equistar's estimated capital investments for NOx reductions required to comply with the plans for meeting the ozone standard. However, there can be no guarantee as to the ultimate capital cost of implementing any final plan developed to ensure ozone attainment by the 2007 deadline.

     In the United States, the Clean Air Act Amendments of 1990 set minimum levels for oxygenates, such as MTBE, in gasoline sold in areas not meeting specified air quality standards. However, while studies by federal and state agencies and other world organizations have shown that MTBE is safe for use in gasoline, is not carcinogenic and is effective in reducing automotive emissions, the presence of MTBE in some water supplies in California and other states due to gasoline leaking from underground storage tanks and in surface water from recreational water craft has led to public concern that MTBE may, in certain limited circumstances, affect the taste and odor of drinking water supplies.

     Certain federal and state governmental initiatives have sought either to rescind the oxygenate requirement for reformulated gasoline or to restrict or ban the use of MTBE. Such actions, to be effective, would require (1) a waiver of the state's oxygenate mandate, (2) Congressional action in the form of an amendment to the Clean Air Act or (3) replacement of MTBE with another oxygenate such as ethanol, a more costly, untested, and less widely available additive. The initiatives mentioned above or other governmental actions could result in a significant reduction in Equistar's MTBE sales, which represented approximately 4% of its total 2001 revenues. Equistar has developed technologies to convert its process to produce alternate gasoline blending components should it be necessary to reduce MTBE production in the future. However, implementation of such technologies would require additional capital investment. The profit margins on such alternate gasoline blending components could differ from those historically realized on MTBE.

ITEM 3.  LEGAL PROCEEDINGS

     On January 19, 2001, Equistar and LCR, individually, and Lyondell, individually and as part of the BCCA Appeal Group (a group of industry participants), filed a lawsuit against the TNRCC in State District Court in Travis County, Texas to encourage the adoption of the plaintiffs' alternative plan to achieve the same air quality improvement as the TNRCC plan, with less negative economic impact on the region. In June 2001, the parties entered into a consent order with respect to the lawsuit. Pursuant to the consent order, the TNRCC agreed to review, by June 2002, the scientific data for ozone formation in the Houston/Galveston region. In October 2001, the EPA approved the TNRCC plan, and the BCCA Appeal Group filed a timely petition for judicial review of that action on January 11, 2002. If the TNRCC scientific review supports the industry group proposal, the TNRCC has agreed to revise the NOx emission reduction requirements set forth in its original plan. Any revisions will have to be approved by the EPA.

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

     In April 1997, the Illinois Attorney General's Office filed a complaint in Grundy County, Illinois Circuit Court seeking monetary sanctions for releases into the environment at Millennium's Morris, Illinois plant in alleged violation of state regulations. The Morris, Illinois plant was contributed to Equistar on December 1, 1997 in connection with the formation of Equistar. Equistar now believes that a civil penalty in excess of $100,000 could result, without giving effect to contribution or indemnification obligations of others. Equistar does not believe that the ultimate resolution of this complaint will have a material adverse effect on the business or financial condition of Equistar.

     Lyondell, Millennium Petrochemicals and certain subsidiaries of Occidental have each agreed to provide certain indemnifications to Equistar with respect to the petrochemicals and polymers businesses contributed by the partners. In addition, Equistar has agreed to assume third party claims that are related to certain pre-closing contingent liabilities. See "Item 13. Certain Relationships and Related Transactions-Asset Contributions by Lyondell and Affiliates of Millennium and Occidental" for more information regarding these indemnification obligations.

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


                                                                                                For the period
                                                                                                    from
                                                                                                 December 1,
                                                                                                    1997
                                                                                                (inception) to
                                                  For the year ended December 31,                December 31,
                                      --------------------------------------------------------  --------------
Millions of dollars                      2001           2000           1999          1998(a)         1997
-------------------                   ---------      ---------      ---------      -----------  --------------
Results of Operations Data:
  Sales and other
   operating revenues                  $ 5,909        $ 7,495        $ 5,594        $ 4,524        $   365
  Net income (loss)                       (283)           153             32            143              7
Balance Sheet Data:
  Total assets                           6,308          6,582          6,736          6,665          4,600
  Obligations under capital leases          --             --             --            205             --
  Long-term debt                         2,233          2,158          2,169          1,865          1,512


------------
(a) The financial information for 1998 includes the operating results of the businesses contributed by Occidental Petroleum Corporation ("Occidental") prospectively from May 15, 1998, the date of contribution. The business contributed by Occidental was accounted for using the purchase method of accounting.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion should be read in conjunction with information contained in the Consolidated Financial Statements and the notes thereto.

RESULTS OF OPERATIONS

OVERVIEW

     General--The three-year period from 1999 to 2001 was marked by considerable volatility in the chemical industry. The fourth quarter of 1998 marked a trough in the commodity petrochemical cycle due to a combination of new capacity, high inventory levels and the Asian financial crisis. In 1999, ethylene and derivatives prices rebounded from year end 1998 lows as domestic ethylene demand grew by more than 6.5%, while the industry experienced both planned and unplanned outages. As a result, benchmark ethylene prices increased every quarter from the end of 1998, peaking in mid-2000. Raw material costs also began increasing during 1999 due to higher crude oil and natural gas prices, which affect raw material and energy costs in the production of chemicals. These cost increases continued through 1999 into 2000 and remained at high levels during 2000. From the end of 1998 to the end of 2000, the weighted-average cost of raw materials for the industry rose 150%. Surging natural gas costs late in 2000 increased the costs of natural gas liquids ("NGL"), primarily ethane, as well as the cost of utilities. In response, some U.S.-based producers, including Equistar, idled plants using NGL-based raw materials. Demand began to weaken in the third quarter 2000 due to an industrial recession that included the chemical sector. Domestic ethylene demand for all of 2000 contracted nearly 1%. Meanwhile, total worldwide ethylene-industry capacity increased by 3% as a result of new plants added during 2000.

     During 2001, the industry was negatively affected by weak demand and new capacity. Domestic ethylene demand decreased nearly 10% in 2001 as the industrial recession spread to other segments of the economy. Customer inventory reductions contributed to the decrease. Due to the continuing weak demand, Equistar further reduced the state of readiness of its previously idled Lake Charles, Louisiana plant in the second quarter 2001. The idled plant represents 7% of Equistar's ethylene capacity. Meanwhile, the industry added an estimated
16.4 billion pounds of annual ethylene capacity, or 7.6% of worldwide capacity, in 2001.

     In addition to the weak demand, high NGL costs early in 2001 had a significant impact in reducing the competitive position of North American exports, such as polyethylene, to other regions of the world. Natural gas costs spiked to nearly $10 per million BTUs in January 2001. This compared to a price range of $1.50 to $2.50 per million BTUs in the period from 1991 to 1999. After the January 2001 spike, natural gas prices decreased steadily to historical price levels, but still averaged $4.28 per million BTUs, or 10% higher than in 2000. As a result of the decreases in natural gas prices, North American exports returned to their historical competitive cost position. The high NGL costs also caused producers to switch to crude oil based raw materials. This resulted in an increased supply of co-products such as propylene, butadiene and benzene, putting downward pressure on the prices of those co-products for most of 2001.

     The decreased demand in 2001 combined with increased industry capacity put downward pressure on product sales prices. Although crude oil and natural gas prices also decreased during 2001, product sales prices declined at a faster rate. These combined factors resulted in lower product margins for the industry and for Equistar during 2001 compared to 2000.

     Net Income (Loss)--Equistar had a net loss in 2001 of $283 million compared to net income of $153 million for 2000. The significant decrease of $436 million primarily reflected lower petrochemicals segment margins as well as lower volumes for both the petrochemicals and polymers segments. The lower petrochemicals margins were due to lower sales prices, which decreased more than raw material costs, in 2001 compared to 2000. Petrochemical margins were also negatively affected by decreases in co-product prices during 2001. The lower sales prices and volumes reflected weaker demand in 2001. Polymers segment 2001 operating results were comparable to 2000. Results for 2001 also included $22 million of costs associated with the shutdown of the Port Arthur, Texas polyethylene facility in the first quarter 2001.

     Equistar's 2000 net income of $153 million increased $71 million from net income, excluding unusual items, of $82 million in 1999. The increase reflected the benefits of higher petrochemicals segment margins and lower selling, general and administrative expenses partly offset by lower polymers segment margins and lower sales volumes in both segments. The unusual items in 1999 included restructuring and other unusual charges of $96 million and gains on asset sales of $46 million. Petrochemicals margins improved in 2000 as average sales prices increased more than raw material costs. However, polymers sales price increases in 2000 lagged behind raw material cost increases, leading to reduced margins. Lower 2000 volumes in both segments primarily reflected a slow down in demand in the latter half of 2000.

FOURTH QUARTER 2001 COMPARED TO THIRD QUARTER 2001

     Equistar's net loss of $94 million in the fourth quarter 2001 increased from a net loss of $82 million in the third quarter 2001. Improvements in petrochemicals segment operating results were more than offset by lower polymers segment results.

     Equistar's petrochemicals segment had operating income of $50 million in the fourth quarter of 2001 compared to $29 million in the third quarter. The increase primarily was due to higher margins and was partially offset by lower sales volumes. Ethylene margins in the fourth quarter 2001 increased from the third quarter 2001 as prices for ethylene decreased less than raw material and energy costs. The fourth quarter 2001 benchmark price for ethylene was 20.9 cents per pound compared to 23.9 cents per pound in the third quarter 2001. However, costs decreased due to lower raw material prices as well as higher co-product propylene prices. Benchmark propylene prices increased an estimated
2.3 cents per pound in the fourth quarter 2001. Sales volumes for petrochemical products decreased 2% in the fourth quarter 2001 compared to the third quarter 2001 as customers reduced inventory levels in late December 2001.

     The impact of certain fixed price natural gas and NGL supply contracts reduced the potential benefit from the decreases in energy and raw material costs. These contracts were entered into during 2001, while natural gas costs were at relatively high levels. The market prices of these commodities subsequently trended downwards with the result that the fixed prices were significantly in excess of market prices by the fourth quarter 2001. In the fourth quarter 2001, Equistar's costs under the fixed price contracts were approximately $23 million higher than they would have been under market-based contracts.
     Equistar's polymers segment had a fourth quarter 2001 operating loss of $48 million compared to a loss of $26 million in the third quarter 2001. Results for the polymers segment deteriorated in the fourth quarter 2001 due to both lower margins and volumes. Margins were lower as polyethylene price decreases exceeded decreases in ethylene prices. In comparison to the third quarter 2001, average benchmark polyethylene prices decreased an estimated 3.8 cents per pound in the fourth quarter 2001 compared to an estimated decrease of 3 cents per pound for ethylene. Equistar's polymer volumes in the fourth quarter 2001 decreased nearly 7% compared to the third quarter 2001. Polymer volumes were affected by reduced U.S. demand in December 2001 as customers sought to further reduce inventories.

SEGMENT DATA

     The following tables reflect selected sales volume data, including intersegment sales volumes, and summarized financial information for Equistar's business segments.

                                                For the year ended December 31,
                                          --------------------------------------
In millions                                    2001         2000         1999
-----------                               ------------   ----------   ----------
Selected petrochemicals products:
   Olefins (pounds)                            16,236       18,490       18,574
   Aromatics (gallons)                            366          397          367
Polymers products (pounds)                      5,862        6,281        6,388

Millions of dollars
-------------------
Sales and other operating revenues:
Petrochemicals segment                        $ 5,384      $ 7,031     $  4,759
Polymers segment                                1,980        2,351        2,159
Intersegment eliminations                      (1,455)      (1,887)      (1,324)
                                            ----------   ----------   ----------
    Total                                     $ 5,909      $ 7,495     $  5,594
                                            ==========   ==========   ==========
Cost of sales:
Petrochemicals segment                        $ 5,100      $ 6,330     $  4,298
Polymers segment                                2,088        2,465        2,028
Intersegment eliminations                      (1,455)      (1,887)      (1,324)
                                            ----------   ----------   ----------
    Total                                     $ 5,733      $ 6,908     $  5,002
                                            ==========   ==========   ==========
Other operating expenses:
Petrochemicals segment                        $     9      $     7     $     14
Polymers segment                                   78           71           80
Unallocated                                       166          175          240
Unusual charges                                    22           --           96
                                            ----------   ----------   ----------
    Total                                     $   275      $   253     $    430
                                            ==========   ==========   ==========
Operating income (loss):
Petrochemicals segment                        $   275      $   694     $    447
Polymers segment                                 (186)        (185)          51
Unallocated                                      (188)        (175)        (336)
                                            ----------   ----------   ----------
    Total                                     $   (99)     $   334     $    162
                                            ==========   ==========   ==========

PETROCHEMICALS SEGMENT

     Revenues--Revenues of $5.4 billion in 2001 decreased 23% compared to revenues of $7.0 billion for 2000 as a result of lower average sales prices and lower sales volumes in 2001. Benchmark ethylene prices averaged 13% lower in 2001 compared to 2000. Sales volumes decreased 12% due to weaker business conditions in 2001.

     Revenues of $7.0 billion in 2000 increased 48% from $4.8 billion in 1999. The increase primarily was due to higher average sales prices, as sales volumes were comparable to 1999. Sales prices rose rapidly in 1999, and remained at higher levels throughout 2000, resulting in higher average prices for 2000. Average benchmark ethylene prices were 37% higher in 2000 than in 1999. Volumes were flat due to a slow down in demand in the latter half of 2000, reflecting the industrial recession in the U.S. As a result of the slower demand and the adverse effects of the rapid fourth quarter 2000 increase in natural gas costs, Equistar idled its Lake Charles, Louisiana plant, which uses NGL-based raw materials, early in 2001.

     Cost of Sales--Cost of sales of $5.1 billion in 2001 decreased 19% compared to $6.3 billion in 2000. The effect of the 12% decrease in sales volumes and lower average raw material costs was partly offset by decreases in co-product prices. Benchmark crude oil prices, which affect the cost of raw materials, averaged 14% lower in 2001 compared to 2000, while benchmark prices for co-product propylene averaged 23% lower in 2001 compared to 2000. Although cost of sales in 2001 benefited from a reduction in the levels of inventories carried under the last-in, first-out ("LIFO") method of accounting (see Notes 2 and 8), the LIFO benefit of approximately $10 million was more than offset by the $23 million negative effect of the above-market purchase contracts.

     Cost of sales of $6.3 billion in 2000 increased 47% compared to cost of sales of $4.3 billion in 1999. The increase was primarily due to increases in raw material costs, which were affected by higher average crude oil and natural gas costs in 2000. Benchmark crude oil prices averaged 65% higher, while the benchmark natural gas prices averaged 40% higher in 2000 compared to 1999. The fourth quarter 2000 average price of natural gas was 80% higher than the full year 1999 average, reflecting the rapid increase late in that year.

     Operating Income--Operating income of $275 million in 2001 decreased 60% from $694 million in 2000. The decrease primarily was due to lower margins and, to a lesser extent, lower sales volumes. The lower margins primarily reflected lower prices for ethylene and for co-products such as propylene and benzene in 2001 compared to 2000. The lower prices and volumes were due to weaker demand in 2001 compared to 2000.

     Operating income of $694 million in 2000 increased 55% compared to $447 million in 1999 on higher margins. Margins improved as Equistar generally was able to increase sales prices more than the increases in raw material costs, primarily in the first half of the year.

POLYMERS SEGMENT

     Revenues--Revenues of $2.0 billion in 2001 decreased 16% compared to revenues of $2.4 billion in 2000 due to a decrease in average sales prices and a 7% decrease in sales volumes. The decreases in sales prices and volumes were both due to weaker demand in 2001.

     Revenues of $2.4 billion in 2000 increased 9% compared to revenues of $2.2 billion in 1999 due to higher sales prices partly offset by lower sales volumes. Average sales prices were 9% higher, primarily in response to higher raw material costs for ethylene and propylene. Sales volumes declined 2% due to a combination of a planned maintenance turnaround at the Morris, Illinois plant in the second quarter 2000 and a slow down in demand in the latter half of 2000, reflecting the industrial recession in the U.S.

     Cost of Sales--Cost of sales of $2.1 billion in 2001 decreased 15% compared to $2.5 billion in 2000 due to lower raw material costs in 2001 and the 7% decrease in sales volumes. Benchmark prices of ethylene and propylene, the principal raw materials for polymers, averaged 13% and 23% lower, respectively, in 2001 than in 2000.

     Cost of sales of $2.5 billion in 2000 increased 22% compared to $2.0 billion in 1999. Higher 2000 average prices for ethylene and propylene were partly offset by lower sales volumes. Average 2000 benchmark prices for ethylene and propylene were higher by 37% and 70%, respectively, than in 1999.

     Operating Income--The 2001 operating loss of $186 million was comparable to the operating loss of $185 million in 2000 as the effect of lower polymers prices was offset by lower raw material costs.

     The operating loss of $185 million in 2000 decreased $236 million from operating income of $51 million in 1999. The decrease was primarily due to substantially lower margins for 2000 compared to 1999 as raw material cost increases outpaced sales price increases.

UNALLOCATED ITEMS

     The following discusses expenses that were not allocated to the petrochemicals and polymers segments.

     Other Operating Expenses--These include unallocated general and administrative expenses and goodwill amortization. Unallocated expenses were $166 million in 2001, $175 million in 2000, and $240 million in 1999. The decrease from 2000 to 2001 was due to cost reduction efforts and a lower level of business activity in 2001. The decrease from 1999 to 2000 reflected a reduction in compensation and employee benefit expenses and Year 2000 costs, as well as savings realized from the consolidation of certain administrative functions under the Shared Services Agreement with Lyondell beginning January 1, 2000.

     Unusual Charges--Unusual charges were $22 million in 2001 and $96 million in 1999. In 2001, Equistar discontinued production at its higher-cost Port Arthur, Texas polyethylene facility in February and shut down the facility. Closed production units included a 240 million pounds per year high-density polyethylene ("HDPE") reactor and a low-density polyethylene ("LDPE") reactor with annual capacity of 160 million pounds. These units and a 300 million pounds per year HDPE reactor mothballed in the fourth quarter of 1999 have been permanently shut down and are being dismantled. The asset values of these production units were previously adjusted as part of the $96 million restructuring charge recognized in 1999, as discussed below. In 2001, Equistar recorded the $22 million charge which included environmental remediation liabilities of $7 million, other exit costs of $3 million and severance and pension benefits of $7 million for approximately 125 people employed at the Port Arthur facility. The remaining $5 million balance primarily related to the write down of certain assets.

     During 1999, Equistar recorded a charge of $96 million for costs associated with a decision to shut down several polyethylene reactors, including a Port Arthur HDPE reactor and two LaPorte, Texas LDPE reactors, and severance costs. The severance costs were primarily related to the consolidation of certain administrative functions between Lyondell and Equistar. Approximately $72 million of the total charge was an adjustment of the asset carrying values of the reactors. The remaining $24 million represented severance and other employee-related costs for approximately 500 employee positions that were eliminated. The eliminated positions, primarily administrative functions, resulted from opportunities to consolidate such services among Lyondell and Equistar.

     Other Income, Net--Other income of $46 million in 1999 primarily consisted of net gains on asset sales, including the sale of the concentrates and compounds business in April 1999.

     Extraordinary Loss--As part of a 2001 refinancing, Equistar wrote off unamortized debt issuance costs and amendment fees of $3 million related to the early repayment of the $1.25 billion bank credit facility and reported the charge as an extraordinary loss on early extinguishment of debt.

FINANCIAL CONDITION

     Operating Activities--Operating activities provided cash of $230 million in 2001 compared to $339 million in 2000. The $109 million decrease primarily reflected a $283 million net loss in 2001 compared to net income of $153 million in 2000. This was partly offset by a $220 million net reduction in receivables, which occurred despite the termination of a $130 million receivables securitization program in August 2001. The net reduction in receivables reflected the effects of lower sales prices as well as improved collection efficiency in 2001.

     Investing Activities--Equistar's capital expenditures were $110 million in 2001 and $131 million in 2000. Capital expenditures in both years primarily included low-cost, incremental capacity expansions for product lines whose current capacity is fully utilized, regulatory compliance and reliability improvement projects. The 2001 capital expenditures were reduced by approximately 40% from amounts originally budgeted due to the poor current business environment. During the second quarter 2001, Equistar purchased the low- and medium-voltage power cable materials business of AT Plastics, Inc. for $7 million. Equistar's capital budget for 2002 is $94 million, primarily to improve plant efficiency and to ensure regulatory and environmental compliance.

     Financing Activities--In August 2001, Equistar completed a $1.5 billion debt refinancing. The refinancing included an amended and restated bank credit facility consisting of a $500 million secured revolving credit facility maturing in August 2006 and a $300 million secured term loan maturing in August 2007. The refinancing also included the issuance of $700 million of new unsecured 10.125% senior notes maturing in August 2008. The refinancing replaced a $1.25 billion bank credit facility, $820 million of which was outstanding. A portion of the net proceeds was also used to repay $90 million of Equistar's medium-term notes that matured on August 30, 2001. The remaining net proceeds are being used for general business purposes. The amended and restated bank credit facility also made certain financial ratio requirements less restrictive. Equistar previously had amended its credit facility in March 2001, easing certain financial ratio requirements. In addition, during the third quarter 2001, Equistar terminated a $130 million receivables securitization program originally entered into in December 1998. There were no distributions to partners by Equistar in 2001.

     Liquidity and Capital Resources--The August 2001 $1.5 billion debt refinancing, described in the preceding section, significantly extended Equistar's debt maturity schedule and eased the financial ratio requirements in the bank credit facility. This provided Equistar with additional liquidity and financial flexibility. At December 31, 2001, Equistar had cash on hand of $202 million. The $500 million revolving credit facility, which matures in August 2006, was undrawn at December 31, 2001. Amounts available under the $500 million revolving credit facility are reduced to the extent of outstanding letters of credit, which were minimal as of December 31, 2001. Early in 2002, Equistar's credit rating was lowered by two major rating agencies, which could affect Equistar's borrowing costs in the future.

     Management believes that conditions will be such that cash balances, cash flow from operations and funding under the credit facility will be adequate to meet anticipated future cash requirements, including scheduled debt repayments, other contractual obligations, necessary capital expenditures and ongoing operations.

     In addition to Equistar's long-term debt, the partnership is obligated to make payments relating to various types of obligations, some of which were incurred in lieu of financing to obtain the rights to use certain assets. The following table summarizes Equistar's minimum payments relating to long-term debt, purchase obligations and operating leases, and residual value guarantees for the next five years and thereafter.

--------------------------------------------------------------------------------------------------------------------
                                                                       Payments Due By Period
                                               ---------------------------------------------------------------------

Millions of dollars                   Total     2002       2003       2004        2005       2006     Thereafter
-------------------                  -------   -------   --------    -------    -------    -------   ------------
Contractual obligations:
 Long-term debt                      $ 2,337    $  104      $  32      $ 303     $    8      $ 153     $  1,737
 Purchase obligations                  2,339       109        132        135        137        138        1,688
 Operating leases                        605        95         78         67         43         35          287
 Residual value guarantees               225        39         --        186         --         --           --
                                     -------   -------    -------    -------    -------    -------   ------------
Total contractual obligations        $ 5,506    $  347      $ 242      $ 691     $  188      $ 326     $  3,712
                                     =======   =======    =======    =======    =======    =======   ============
--------------------------------------------------------------------------------------------------------------------

     Long-Term Debt--The bank credit facility and the indenture governing Equistar's senior notes contain covenants that, subject to certain exceptions, restrict sale and leaseback transactions, lien incurrence, debt incurrence, sales of assets, investments, certain payments, and mergers and consolidations. In addition, the bank credit facility requires Equistar to maintain specified financial ratios. The breach of these covenants could permit the lenders under Equistar's credit facility and the indenture governing the senior notes to declare the loans immediately payable and could permit the lenders under Equistar's credit facility to terminate future lending commitments. Equistar was in compliance with all covenants under its debt instruments as of December 31, 2001.

     As a result of the continued poor current business environment, Equistar is seeking an amendment to its credit facility to provide additional financial flexibility by easing certain financial ratio requirements. Such an amendment will require the payment of additional fees. Equistar anticipates that the amendment will become effective prior to March 31, 2002. See Note 11 to the Consolidated Financial Statements for additional information on Equistar's long-term debt and credit facility.

     Purchase Obligations--Equistar is party to various unconditional purchase obligations to purchase products and services, as summarized in the above table. These primarily include commitments for steam and power from a new co-generation facility, which is expected to reach full capacity in mid-2002. These commitments are designed to assure sources of supply and are not expected to be in excess of normal requirements. See Note 15 to the Consolidated Financial Statements for a description of various commitments and contingencies, including these purchase obligations.

     Operating Leases--Equistar leases various facilities and equipment, including railcars, under noncancelable operating lease arrangements for various periods. Certain of Equistar's railcar leases contain financial and other covenants that are substantially the same as those contained in Equistar's credit facility. The breach of these covenants would permit the early termination by the lessors of these railcar leases. Equistar was in compliance with those covenants as of December 31, 2001. However, as a result of the continued poor current business environment, Equistar is seeking an amendment to these railcar leases. Such amendments will require the payment of additional fees. Equistar anticipates that the amendments will become effective prior to March 31, 2002.

     In addition, the credit rating downgrade in 2002 permits the early termination of one of Equistar's railcar leases by the lessor, which would accelerate the payment of $126 million of minimum lease payments due under the lease. Equistar has reached agreement in principle with the lessor to renegotiate the lease. See Note 12 to the Consolidated Financial Statements for related operating lease disclosures.

     Residual Value Guarantees--The operating leases discussed above include railcars leased from unaffiliated entities established for the purpose of serving as lessors with respect to these leases. The leases include options for Equistar to purchase the railcars covered by the leases during a lease term. If Equistar does not exercise a purchase option, the affected railcars will be sold upon termination of the lease. In the event the sales proceeds are less than the related guaranteed residual value, Equistar will pay the difference to the lessor. The total guaranteed residual value under these leases was approximately $225 million at December 31, 2001, which is not included in the minimum operating leases payments in the table above. Operating leases are discussed in
Note 12 to the Consolidated Financial Statements.

RECENT DEVELOPMENTS

     Early in 2002, Lyondell and Occidental agreed in principle for Lyondell's acquisition of Occidental's 29.5% share of Equistar and Occidental's purchase of an equity interest in Lyondell. Upon completion of these transactions, Lyondell's ownership interest in Equistar would increase to 70.5%. Millennium holds the remaining 29.5% interest in Equistar. There can be no assurance that the proposed transactions will be completed.

RELATED PARTY TRANSACTIONS

     Equistar makes significant sales of product to Lyondell, Occidental Chemical ("Occidental Chemical"), LYONDELL-CITGO Refining LP ("LCR"), Millennium Chemicals Inc ("Millennium"), Oxy Vinyls, LP ("Oxy Vinyls") and Lyondell Methanol Company, L.P. ("LMC"). In turn, Equistar makes significant purchases of raw materials and products from LCR, LMC, and Millennium and receives significant administrative services from Lyondell. Equistar believes that such related party transactions are effected on terms substantially no more or less favorable than those that would have been agreed upon by third parties on an arm's-length basis. See "Item 13. Certain Relationships and Related Transactions" and Note 5 to the Consolidated Financial Statements for a description of related party transactions.

CRITICAL ACCOUNTING POLICIES

     Equistar applies those accounting policies that management believes best reflect the underlying business and economic events, consistent with generally accepted accounting principles. Equistar's more significant accounting policies include those related to long-lived assets, major turnaround maintenance and repair costs, and accruals for long-term employee benefit costs such as pension, postretirement, and other postemployment costs. Inherent in such policies are certain key assumptions and estimates made by management. Equistar's significant accounting policies are summarized in Note 2 to the Consolidated Financial Statements.

     With respect to long-lived assets, key assumptions include estimates of useful lives and the recoverability of carrying values of fixed assets, goodwill and other intangible assets. Such estimates could be significantly modified and/or the carrying values of the assets could be impaired by such factors as new technological developments, new chemical industry entrants with significant raw material cost advantages, uncertainties associated with the United States and world economies, the cyclical nature of the chemical industry, and uncertainties associated with government regulatory actions. See also "Forward-Looking Statements."

     Equistar defers the costs of turnaround maintenance and repair activities in excess of $5 million, amortizing such costs over the period until the next expected major turnaround of the affected unit. During 2001, expenditures of $15 million were deferred, and are being amortized over an average of 5 years.

     Additional information on long-lived assets appears in Note 9 to the Consolidated Financial Statements.

     With respect to long-term employee benefit costs, key assumptions include the long-term rate of return on pension assets, the annual rate of inflation of health care costs and the general interest rate environment. The key assumptions underlying these benefit costs are discussed in Note 14 to the Consolidated Financial Statements.

     Management periodically updates its estimates used in the preparation of the financial statements based on its latest assessment of the current and projected business and general economic environment.

CURRENT BUSINESS OUTLOOK

     Weak business conditions in the chemical industry have continued through February 2002. There has been no evidence to date of solid demand growth in Equistar's markets that would cause management to expect a dramatic change. Equistar expects continued trough conditions in the first quarter 2002 for the global chemical markets that it serves. Pricing pressures are expected to continue for the petrochemicals and polymers businesses.

ENVIRONMENTAL MATTERS

     Various environmental laws and regulations impose substantial requirements upon the operations of Equistar. Equistar's policy is to be in compliance with such laws and regulations, which include, among others, the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund") as amended, the Resource Conservation and Recovery Act ("RCRA") and the Clean Air Act Amendments. Equistar does not specifically track all recurring costs associated with managing hazardous substances and pollution in ongoing operations. Such costs are included in cost of sales. Equistar also makes capital expenditures to comply with environmental regulations. Such capital expenditures totaled approximately $16 million, $6 million and $3 million for 2001, 2000 and 1999, respectively. Capital expenditures increased in 2001 as a result of new emission reduction rules, discussed below, and Equistar currently estimates that these rules will result in further increases in expenditures to approximately $29 million in 2002 and $85 million in 2003.

     The eight-county Houston/Galveston region has been designated a severe non-attainment area for ozone by the EPA. Emission reduction controls for nitrogen oxides ("NOx") must be installed at each of Equistar's six plants located in the Houston/Galveston region during the next several years. Compliance with the provisions of the plan will result in increased capital investment during the next several years and higher annual operating costs for Equistar. The capital expenditures related to this matter alone could total between $200 million and $260 million before the 2007 deadline. The timing and amount of these expenditures are subject to regulatory and other uncertainties, as well as obtaining the necessary permits and approvals. In January 2001, Equistar and an organization composed of industry participants filed a lawsuit to encourage adoption of their alternative plan to achieve the same air quality improvement with less negative economic impact on the region. Adoption of the alternative plan, as sought by the lawsuit, is expected to reduce Equistar's estimated capital investments for NOx reductions required to comply with the plans for meeting the ozone standard. However, there can be no guarantee as to the ultimate capital cost of implementing any final plan developed to ensure ozone attainment by the 2007 deadline.

     In the United States, the Clean Air Act Amendments of 1990 set minimum levels for oxygenates, such as methyl tertiary butyl ether ("MTBE"), in gasoline sold in areas not meeting specified air quality standards. The presence of MTBE in some water supplies in California and other states due to gasoline leaking from underground storage tanks and in surface water from recreational water craft has led to public concern about the use of MTBE. Certain federal and state governmental initiatives have sought either to rescind the oxygenate requirement for reformulated gasoline or to restrict or ban the use of MTBE. The initiatives mentioned above or other governmental actions could result in a significant reduction in Equistar's MTBE sales, which represented approximately 4% of its total 2001 revenues. Equistar has developed technologies to convert its process to produce alternate gasoline blending components should it be necessary to reduce MTBE production in the future. However, implementation of such technologies would require additional capital investment. See "Items 1 and 2. Business and Properties - Environmental Matters."

     Equistar's accrued liability for environmental matters as of December 31, 2001 was $6 million and related to the Port Arthur facility, which was permanently shut down on February 28, 2001. In the opinion of management, there is currently no material estimable range of loss in excess of the liability recorded for environmental matters.

RECENT ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. SFAS No. 141 is effective for business combinations initiated after June 30, 2001 and is not expected to have a material effect on intangible assets acquired in business combinations effected prior to July 1, 2001. SFAS No. 142 prescribes the discontinuance of amortization of goodwill as well as annual review of goodwill for impairment. Equistar expects the implementation of SFAS No. 142 to result in the impairment of the entire balance of goodwill, resulting in a $1.1 billion charge that will be reported as the cumulative effect of a change in accounting principle as of January 1, 2002. Earnings in 2002 and subsequent years will be favorably affected by $33 million annually because of the elimination of goodwill amortization.

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Adoption of SFAS No. 143 and SFAS No. 144 in calendar years 2003 and 2002, respectively, is not expected to have a material effect on the consolidated financial statements of Equistar.

     As of January 1, 2001, Equistar adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. Implementation of SFAS No. 133 and SFAS No. 138 did not have a material effect on the consolidated financial statements of Equistar.

FORWARD-LOOKING STATEMENTS

     Certain of the statements contained in this report are "forward-looking statements" within the meaning of the federal securities laws. Although Equistar believes the expectations reflected in such forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties, and Equistar can give no assurance that such expectations will prove to have been correct. Equistar's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including:

.. the cyclical nature of the chemical industry, .. uncertainties associated with the economy, .. substantial chemical industry capacity additions resulting in oversupply and declining prices and margins,
.. the availability and cost of raw materials and utilities, .. access to capital markets,
..  technological developments,
.. current and potential governmental regulatory actions, .. potential terrorist acts,
.. operating interruptions (including leaks, explosions, fires, mechanical failure, unscheduled downtime, labor difficulties, transportation interruptions, spills and releases and other environmental risks), and
.. Equistar's ability to implement its business strategies, including cost reductions.

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

     All forward-looking statements in this Form 10-K are qualified in their entirety by the cautionary statements contained in this section and in this report.

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

     Equistar, from time to time, enters into over-the-counter derivatives, primarily price swap contracts, related to crude oil to help manage its exposure to commodity price risk with respect to crude oil-related raw material purchases. These hedging arrangements have the effect of locking in, at predetermined prices or ranges of prices and for a specified period of time, the prices that Equistar will pay for the volumes to which the hedge relates. As a result, while these hedging arrangements are structured to reduce its exposure to increases in price associated with the hedged commodity, they also limit the benefit Equistar might otherwise receive from any price decreases associated with the hedged commodity. As of December 31, 2001, there were no outstanding derivatives.

     During 2001, while raw material market prices were at relatively high levels, Equistar entered into fixed price contracts for some of its natural gas and NGL requirements. The market prices of these commodities subsequently trended downwards with the result that the fixed prices under these contracts were significantly in excess of market prices at December 31, 2001. Using December 31, 2001 spot market prices for these products the negative impact on first quarter 2002 operating results would be approximately $30 million. Since December 31, 2001, natural gas prices have further declined. These fixed-price contracts substantially terminate by the end of the first quarter 2002.

INTEREST RATE RISK

     Equistar is exposed to interest rate risk with respect to the $299 million outstanding balance of its variable-rate term loan due 2007. Assuming a hypothetical 10% increase in interest rates from those in effect at year end, the increase in annual interest expense on the variable-rate debt would be approximately $2 million. Sensitivity analysis was used for this purpose.

REGULATORY RISK

     Certain federal and state governmental initiatives in the U.S. have sought either to rescind the oxygenate requirement for reformulated gasoline or to restrict or ban the use of MTBE. Equistar does not expect the proposals to have a significant impact on MTBE margins and volumes in the near term. In Europe, MTBE demand has benefited from new legislation in the European Union. Should it become necessary to reduce MTBE production over the longer term, Equistar would need to make capital expenditures to convert its process to produce alternative gasoline blending components. The profit margins on such alternate gasoline blending components could differ from those historically realized on MTBE. See "Items 1 and 2. Business and Properties-Environmental Matters."

     New air pollution standards promulgated by federal and state regulatory agencies in the U.S., including those specifically targeting the eight-county Houston/Galveston region, will affect a substantial portion of the operating facilities of Equistar. Compliance with these standards will result in increased capital investment during the next several years and higher annual operating costs for Equistar. See "Items 1 and 2. Business and Properties-Environmental Matters."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                          Page
                                                                          ----
EQUISTAR CHEMICALS, LP

Report of Independent Accountants...........................................29

Consolidated Financial Statements:

     Consolidated Statements of Income......................................30
     Consolidated Balance Sheets............................................31
     Consolidated Statements of Cash Flows..................................32
     Consolidated Statements of Partners' Capital...........................33
     Notes to Consolidated Financial Statements.............................34

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Partnership Governance Committee
of Equistar Chemicals, LP

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of partners' capital and of cash flows present fairly, in all material respects, the financial position of Equistar Chemicals, LP (the "Partnership") and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP

Houston, Texas
March 8, 2002

                              EQUISTAR CHEMICALS, LP

                        CONSOLIDATED STATEMENTS OF INCOME


                                                              For the year ended December 31,
                                                   ----------------------------------------------
Millions of dollars                                    2001             2000              1999
-------------------                                ------------     ------------     ------------
Sales and other operating revenues:
   Unrelated parties                                 $ 4,583          $ 5,770           $ 4,506
   Related parties                                     1,326            1,725             1,088
                                                   ------------     ------------     ------------
                                                       5,909            7,495             5,594
                                                   ------------     ------------     ------------

Operating costs and expenses:
   Cost of sales                                       5,733            6,908             5,002
   Selling, general and administrative expenses          181              182               259
   Research and development expense                       39               38                42
   Amortization of goodwill                               33               33                33
   Unusual charges                                        22               --                96
                                                   ------------     ------------     ------------
                                                       6,008            7,161             5,432
                                                   ------------     ------------     ------------

   Operating income (loss)                               (99)             334               162

Interest expense                                        (192)            (185)             (182)
Interest income                                            3                4                 6
Other income, net                                          8               --                46
                                                   ------------     ------------     ------------

   Income (loss) before extraordinary item              (280)             153                32

Extraordinary loss on extinguishment of debt              (3)              --                --
                                                   ------------     ------------     ------------

Net income (loss)                                    $  (283)         $   153           $    32
                                                   ============     ============     ============

                 See Notes to Consolidated Financial Statements.

                             EQUISTAR CHEMICALS, LP

                           CONSOLIDATED BALANCE SHEETS

                                                            December 31,
                                                      -------------------------
Millions of dollars                                      2001          2000
-------------------                                   -----------   -----------

ASSETS
Current assets:
   Cash and cash equivalents                           $   202       $    18
   Accounts receivable:
     Trade, net                                            440           568
     Related parties                                       100           190
   Inventories                                             448           506
   Prepaid expenses and other current assets                36            50
                                                      -----------   -----------
      Total current assets                               1,226         1,332

Property, plant and equipment, net                       3,705         3,819
Investment in PD Glycol                                     47            53
Goodwill, net                                            1,053         1,086
Other assets, net                                          277           292
                                                      -----------   -----------

Total assets                                           $ 6,308       $ 6,582
                                                      ===========   ===========

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
   Accounts payable:
     Trade                                             $   331       $   426
     Related parties                                        29            61
   Current maturities of long-term debt                    104            90
   Accrued liabilities                                     197           166
                                                      -----------   -----------
     Total current liabilities                             661           743

Long-term debt                                           2,233         2,158
Other liabilities                                          177           141
Commitments and contingencies                               --            --
Partners' capital:
   Partners' accounts                                    3,257         3,540
   Accumulated other comprehensive income (loss)           (20)           --
                                                      -----------   -----------
      Total partners' capital                            3,237         3,540
                                                      -----------   -----------

Total liabilities and partners' capital                $ 6,308       $ 6,582
                                                      ===========   ===========

                 See Notes to Consolidated Financial Statements.

                             EQUISTAR CHEMICALS, LP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        For the year ended December 31,
                                                              -----------------------------------------------------
Millions of dollars                                                2001                2000              1999
-------------------                                           ----------------    --------------     --------------
Cash flows from operating activities:
  Net income (loss)                                             $   (283)          $     153           $     32
  Adjustments to reconcile net income (loss) to
   cash provided by operating activities:
     Depreciation and amortization                                   321                 310                300
     Net (gain) loss on disposition of assets                         (3)                  5                 35
     Extraordinary loss on extinguishment of debt                      3                  --                 --
  Changes in assets and liabilities that provided (used)
   cash:
     Accounts receivable                                             220                 (58)              (213)
     Inventories                                                      61                  14                 17
     Accounts payable                                               (129)                 28                119
     Accrued liabilities                                              30                 (65)                82
     Other assets and liabilities                                     10                 (48)               (28)
                                                              ----------------    --------------     --------------
        Cash provided by operating activities                        230                 339                344
                                                              ----------------    --------------     --------------

Cash flows from investing activities:
  Expenditures for property, plant and equipment                    (110)               (131)              (157)
  Proceeds from sales of assets                                       10                   4                 75
  Purchase of business from AT Plastics, Inc.                         (7)                 --                 --
                                                              ----------------    --------------     --------------
       Cash used in investing activities                            (107)               (127)               (82)
                                                              ----------------    --------------     --------------

Cash flows from financing activities:
  Net borrowing (payments) under lines of credit                    (820)                 20               (502)
  Proceeds from issuance of long-term debt                         1,000                  --                898
  Repayment of other long-term debt                                  (91)                (42)              (150)
  Repayment of obligations under capital leases                       --                  --               (205)
  Distributions to partners                                           --                (280)              (255)
  Other                                                              (28)                 --                 (6)
                                                              ----------------    --------------     --------------
       Cash provided by (used in)
         financing activities                                         61                (302)              (220)
                                                              ----------------    --------------     --------------

Increase (decrease) in cash and cash equivalents                     184                 (90)                42
Cash and cash equivalents at beginning of period                      18                 108                 66
                                                              ----------------    --------------     --------------
Cash and cash equivalents at end of period                      $    202           $      18           $    108
                                                              ================    ==============     ==============

                 See Notes to Consolidated Financial Statements.

                             EQUISTAR CHEMICALS, LP

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL


                                                                                          Accumulated
                                                  Partners' Accounts                         Other
                                 -----------------------------------------------------   Comprehensive     Comprehensive
Millions of dollars               Lyondell     Millennium    Occidental       Total       Income (loss)     Income (loss)
-------------------              ------------  ------------  ------------  -----------  ----------------  ----------------
Balance at January 1, 1999         $   613      $ 1,621      $ 1,651        $ 3,885        $      --          $      -
 Net income                             14            9            9             32               --                32
 Distributions to partners            (105)         (75)         (75)          (255)              --                --
                                 ------------  ------------  ------------  -----------  ----------------  ----------------

 Comprehensive income                                                                                         $     32
                                                                                                          ================

Balance at December 31, 1999           522        1,555        1,585          3,662               --                --

 Net income                             63           45           45            153               --               153
 Distributions to partners            (114)         (83)         (83)          (280)              --                --
 Other                                   5           --           --              5               --                --
                                 ------------  ------------  ------------  -----------  ----------------  ----------------

 Comprehensive income                                                                                         $    153
                                                                                                          ================

Balance at December 31, 2000           476        1,517        1,547          3,540               --                --

 Net loss                             (115)         (84)         (84)          (283)              --              (283)
 Other comprehensive income:
  Unrealized loss on securities         --           --           --             --               (1)               (1)
  Minimum pension liability             --           --           --             --              (19)              (19)
                                 ------------  ------------  ------------  -----------  ----------------  ----------------

 Comprehensive loss                                                                                           $   (303)
                                                                                                          ================

Balance at December 31, 2001       $   361      $ 1,433      $ 1,463        $ 3,257        $     (20)
                                 ============  ============  ============  ===========  ================

                 See Notes to Consolidated Financial Statements.

                             EQUISTAR CHEMICALS, LP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  FORMATION OF THE PARTNERSHIP AND OPERATIONS

Lyondell Chemical Company ("Lyondell") and Millennium Chemicals Inc. ("Millennium") formed Equistar Chemicals, LP ("Equistar" or "the Partnership"), a Delaware limited partnership, which commenced operations on December 1, 1997. On May 15, 1998, Equistar was expanded with the contribution of certain assets from Occidental Petroleum Corporation ("Occidental"). Equistar is currently owned 41% by Lyondell, 29.5% by Millennium and 29.5% by Occidental, all through wholly owned subsidiaries (see also Note 18).

Equistar owns and operates the petrochemicals and polymers businesses contributed by Lyondell, Millennium and Occidental, which consist of 18 manufacturing facilities primarily on the U.S. Gulf Coast and in the U.S. Midwest. The petrochemicals segment manufactures and markets olefins, oxygenated products, aromatics and specialty products. Olefins include ethylene, propylene and butadiene, and oxygenated products include ethylene oxide, ethylene glycol, ethanol and methyl tertiary butyl ether ("MTBE"). The petrochemicals segment also includes the production and sale of aromatics, including benzene and toluene. The polymers segment manufactures and markets polyolefins, including high-density polyethylene ("HDPE"), low-density polyethylene ("LDPE"), linear low-density polyethylene ("LLDPE"), polypropylene, and performance polymers, all of which are used in the production of a wide variety of consumer and industrial products. The performance polymers include enhanced grades of polyethylene, including wire and cable insulating resins, and polymeric powders.

Equistar is governed by a Partnership Governance Committee consisting of nine representatives, three appointed by each general partner. Most of the significant decisions of the Partnership Governance Committee require unanimous consent, including approval of the Partnership's strategic plan and annual updates thereof. Distributions are made to the partners based upon their percentage ownership of Equistar. Additional cash contributions required by the Partnership are also based upon the partners' percentage ownership of Equistar.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation--The consolidated financial statements include the accounts of Equistar and its wholly owned subsidiaries.

Revenue Recognition--Revenue from product sales is recognized as risk and title to the product transfer to the customer, which usually occurs when shipment is made.

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

                             EQUISTAR CHEMICALS, LP

Inventories--Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out ("LIFO") basis, except for materials and supplies, which are valued at average cost. Inventory exchange transactions, which involve homogeneous commodities in the same line of business and do not involve the payment or receipt of cash, are not accounted for as purchases and sales. Any resulting volumetric exchange balances are accounted for as inventory in accordance with the normal LIFO valuation policy.

Property, Plant and Equipment--Property, plant and equipment are recorded at cost. Depreciation of property, plant and equipment is computed using the straight-line method over the estimated useful lives of the related assets, generally 25 years for major manufacturing equipment, 30 years for buildings, 10 to 15 years for light equipment and instrumentation, 15 years for office furniture and 3 to 5 years for information systems equipment. Upon retirement or sale, Equistar removes the cost of the assets and the related accumulated depreciation from the accounts and reflects any resulting gains or losses in the Consolidated Statement of Income. Equistar's policy is to capitalize interest cost incurred on debt during the construction of major projects exceeding one year.

Long-Lived Asset Impairment--Equistar evaluates long-lived assets, including identifiable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When it is probable that undiscounted future cash flows will not be sufficient to recover an asset's carrying amount, the asset is written down to its fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Beginning in 2002, as discussed below, goodwill will be reviewed for impairment under SFAS No. 142 based on fair values.

Investment in PD Glycol--Equistar holds a 50% interest in a joint venture with E.I. DuPont de Nemours and Company that owns an ethylene glycol facility in Beaumont, Texas. This investment was contributed by Occidental in 1998. The investment in PD Glycol is accounted for using the equity method of accounting. At December 31, 2001 and 2000, Equistar's underlying equity in the net assets of PD Glycol exceeded the cost of the investment by $7 million. The excess is being accreted into income on a straight-line basis over a period of 25 years.

Goodwill--Goodwill includes goodwill contributed by Millennium and goodwill recorded in connection with the contribution of Occidental's assets. Goodwill is being amortized using the straight-line method over 40 years, the estimated useful life. Amortization of goodwill will cease as of January 1, 2002 as described below under Recent Accounting Standards.

Turnaround Maintenance and Repairs Costs--Cost of maintenance and repairs incurred in connection with turnarounds of major units at Equistar's manufacturing facilities exceeding $5 million are deferred and amortized using the straight-line method until the next planned turnaround, generally four to six years. These costs are maintenance, repair and replacement costs that are necessary to maintain, extend and improve the operating capacity and efficiency rates of the production units.

Deferred Software Costs--Costs to purchase and to develop software for internal use are deferred and amortized on a straight-line basis over a range of 3 to 10 years.

Environmental Remediation Costs--Anticipated expenditures related to investigation and remediation of contaminated sites, which include operating facilities and waste disposal sites, are accrued when it is probable a liability has been incurred and the amount of the liability can be reasonably estimated. The estimated liabilities have not been discounted to present value.

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

                             EQUISTAR CHEMICALS, LP

Accounting Changes Adopted in 2001--As of January 1, 2001, Equistar adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. Under SFAS No. 133, all derivative instruments are recorded on the balance sheet at fair value. Gains or losses from changes in the fair value of derivatives used as cash flow hedges are deferred in accumulated other comprehensive income, to the extent the hedge is effective, and subsequently reclassified to earnings to offset the impact of the related forecasted transaction. Implementation of SFAS No. 133 and SFAS No. 138 did not have a material effect on the consolidated financial statements of Equistar.

Recent Accounting Standards--In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. SFAS No. 141 is effective for business combinations initiated after June 30, 2001 and is not expected to have a material effect on intangible assets acquired in business combinations effected prior to July 1, 2001. SFAS No. 142 prescribed the discontinuance of amortization of goodwill as well as annual review of goodwill for impairment. Equistar expects the implementation of SFAS No. 142 to result in the impairment of the entire balance of goodwill, resulting in a $1.1 billion charge that will be reported as the cumulative effect of a change in accounting principle as of January 1, 2002. Earnings in 2002 and subsequent years will be favorably affected by $33 million annually because of the elimination of goodwill amortization.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Adoption of SFAS No. 143 and SFAS No. 144 in calendar years 2003 and 2002, respectively, is not expected to have a material effect on the consolidated financial statements of Equistar.

Reclassifications--Certain previously reported amounts have been reclassified to conform to classifications adopted in 2001.

3.  UNUSUAL CHARGES

Equistar shut down its Port Arthur, Texas polyethylene facility in February 2001. The asset values of the Port Arthur production units were previously adjusted as part of a $96 million restructuring charge recognized in 1999, as discussed below. During the first quarter 2001, Equistar recorded an additional $22 million charge, which included environmental remediation liabilities of $7 million (see Note 15), severance benefits of $5 million, pension benefits of $2 million, and other exit costs of $3 million. The severance and pension benefits covered approximately 125 people employed at the Port Arthur facility. The remaining $5 million of the charge related primarily to the write down of certain assets. Payments of $4 million for severance, $3 million for exit costs and $1 million for environmental remediation were made through December 31, 2001. The pension benefits of $2 million will be paid from the assets of the pension plans. As of December 31, 2001, the remaining liability included $6 million for environmental remediation costs and $1 million for severance benefits.

During 1999, Equistar recorded a charge of $96 million associated with decisions to shut down certain polymer reactors and to consolidate certain administrative functions between Lyondell and Equistar. Accordingly, Equistar recorded a charge of $72 million to adjust the asset carrying values. The remaining $24 million of the total charge represented severance and other employee-related costs for approximately 500 employee positions that were eliminated. The eliminated positions, primarily administrative functions, resulted from opportunities to share such services between Lyondell and Equistar. Through December 31, 2001, approximately $19 million of severance and other employee-related costs had been paid and charged against the accrued liability. As of December 31, 2001, all of the employee terminations had been completed and the remaining liability of $5 million was eliminated.

4.  EXTRAORDINARY ITEM

As part of the third quarter 2001 refinancing (see Note 11), Equistar wrote off unamortized debt issuance costs and amendment fees of $3 million related to the early repayment of the $1.25 billion bank credit facility and reported the charge as an extraordinary loss on extinguishment of debt.

5.  RELATED PARTY TRANSACTIONS

Product Transactions with Lyondell--Lyondell purchases ethylene, propylene and benzene at market-related prices from Equistar under various agreements expiring in 2013 and 2014. Under the agreements, Lyondell is required to purchase 100% of its ethylene, propylene and benzene requirements for its Channelview and Bayport, Texas facilities, with the exception of quantities of one product that Lyondell is obligated to purchase under a supply agreement with an unrelated third party entered into prior to 1999 and expiring in 2015. In addition, a wholly owned subsidiary of Lyondell licenses MTBE technology to Equistar. Lyondell also purchases a significant portion of the MTBE produced by Equistar at one of its two Channelview units at market-related prices.

Product Transactions with Occidental Chemical--In connection with the contribution of Occidental Chemical assets to Equistar, Equistar and Occidental Chemical entered into a long-term agreement for Equistar to supply 100% of the ethylene requirements for Occidental Chemical's U.S. manufacturing plants. The pricing terms under the agreement between Equistar and Occidental Chemical are similar to the pricing terms under the ethylene sales agreement between Equistar and Lyondell. The ethylene raw material is exclusively for internal use in production at these plants, less any quantities up to 250 million pounds per year tolled in accordance with the provisions of the agreement. Upon three years notice from either party to the other, sales may be "phased down" over a period not less than five years. No phase down may commence before January 1, 2009. Therefore, the annual required minimum cannot decline to zero prior to December 31, 2013, unless certain specified force majeure events occur. In addition to ethylene, Equistar sells methanol, ethers, and glycols to Occidental Chemical. Equistar also enters into over-the-counter derivatives, primarily price swap contracts, for crude oil with Occidental Energy Marketing, Inc., a subsidiary of Occidental Chemical, to help manage its exposure to commodity price risk with respect to crude oil-related raw material purchases (see Note 13). Equistar also purchases various products from Occidental Chemical at market-related prices.

Product Transactions with Millennium Petrochemicals--Equistar sells ethylene to Millennium Petrochemicals at market-related prices pursuant to an agreement entered into in connection with the formation of Equistar. Under this agreement, Millennium Petrochemicals is required to purchase 100% of its ethylene requirements for its LaPorte, Texas facility from Equistar. The contract expires December 1, 2002 and, thereafter, renews annually. Either party may terminate on one year's notice. The pricing terms of this agreement are similar to the pricing terms of the ethylene sales agreements with Lyondell and Occidental Chemical.

Under an agreement entered into in connection with the formation of Equistar, Equistar is required to purchase 100% of its vinyl acetate monomer ("VAM") raw material requirements at market-related prices from Millennium Petrochemicals for its LaPorte, Texas, Clinton, Iowa and Morris, Illinois plants for the production of ethylene vinyl acetate products at those locations. The contract expires December 31, 2002 and, thereafter, renews annually.

Product Transactions with Oxy Vinyls, LP--Occidental Chemical owns 76% of Oxy Vinyls, LP ("Oxy Vinyls"), a joint venture partnership. Equistar sells ethylene to Oxy Vinyls for Oxy Vinyls' LaPorte, Texas facility at market-related prices pursuant to an agreement which expires on December 31, 2003.

                             EQUISTAR CHEMICALS, LP

Transactions with LYONDELL-CITGO Refining LP--Lyondell's rights and obligations under the terms of its product sales and raw material purchase agreements with LYONDELL-CITGO Refining LP ("LCR"), a joint venture investment of Lyondell, have been assigned to Equistar. Accordingly, certain olefins by-products are sold by Equistar to LCR for processing into gasoline and certain refinery products are sold by LCR to Equistar as raw materials. Equistar also has assumed certain processing arrangements as well as storage obligations between Lyondell and LCR and provides certain marketing services for LCR. All of the agreements between LCR and Equistar are on terms generally representative of prevailing market prices.

Transactions with LMC--Lyondell Methanol Company, L.P. ("LMC") sells all of its products to Equistar at market-related prices. The natural gas for LMC's plant is purchased by Equistar as agent for LMC under Equistar master agreements with various third party suppliers. Equistar provides operating and other services for LMC under the terms of existing agreements that were assumed by Equistar from Lyondell, including the lease to LMC by Equistar of the real property on which LMC's methanol plant is located. Pursuant to the terms of those agreements, LMC pays Equistar a management fee and reimburses certain expenses of Equistar at cost.

Shared Services Agreement with Lyondell--During 1999, Lyondell provided certain administrative services to Equistar, including legal, risk management, treasury, tax and employee benefit plan administrative services, while Equistar provided services to Lyondell in the areas of health, safety and environment, human resources, information technology and legal. Effective January 1, 2000, Lyondell and Equistar implemented a revised agreement to utilize shared services more broadly. Lyondell now provides services to Equistar including information technology, human resources, raw material supply, supply chain, health, safety and environmental, engineering, research and development, facility services, legal, accounting, treasury, internal audit and tax. Lyondell charges Equistar for its share of the cost of such services. Direct third party costs, if incurred exclusively for Equistar, are charged directly to Equistar.

Shared Services and Shared-Site Agreements with Millennium Petrochemicals--Equistar and Millennium Petrochemicals have agreements under which Equistar provides utilities, fuel streams and office space to Millennium Petrochemicals. In addition, Millennium Petrochemicals provides Equistar certain operational services, including utilities as well as barge dock access and related services.

Transition Services Agreement with Occidental Chemical--On June 1, 1998, Occidental Chemical and Equistar entered into a transition services agreement. Under the terms of the agreement, Occidental Chemical provided Equistar certain services in connection with the businesses contributed by Occidental Chemical, including services related to accounting, payroll, office administration, marketing, transportation, purchasing and procurement, management, human resources, customer service, technical services and others. Most of these services ceased in June 1999. Health, safety, and environmental services were extended until December 31, 1999.

                             EQUISTAR CHEMICALS, LP

Related party transactions are summarized as follows:

                                                                For the year ended December 31,
                                                           ----------------------------------------
Millions of dollars                                           2001            2000        1999
-------------------                                        -------------  ------------  -----------
Equistar billed related parties for:
-----------------------------------
  Sales of products and processing services:
     Lyondell                                              $   405         $   572     $   246
     Occidental Chemical                                       441             558         435
     LCR                                                       377             438         260
     Millennium Petrochemicals                                  55              90          54
     Oxy Vinyls                                                 48              67          93

  Shared services and shared site agreements:
     LCR                                                         3               2           3
     LMC                                                         6               6           6
     Millennium Petrochemicals                                  17              24          21
     Lyondell                                                   --              --           8

  Gas purchased for LMC                                         86              85          46

Related parties billed Equistar for:
-----------------------------------
  Purchases of products:
     LCR                                                   $   203         $   264     $   190
     LMC                                                       151             165          95
     Millennium Petrochemicals                                  15              16          12
     Lyondell                                                    4               2           6
     Occidental Chemical                                         1               2           2

  Shared services and transition agreements:
     Lyondell                                                  147             133           9
     Millennium Petrochemicals                                  19              22          24
     LCR                                                         2              --          --
     Occidental Chemical                                        --              --           2


6.  PURCHASE AND SALE OF BUSINESSES

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

7.  ACCOUNTS RECEIVABLE

Equistar sells its products primarily to other chemical manufacturers in the petrochemicals and polymers industries. Equistar performs ongoing credit evaluations of its customers' financial condition and, in certain circumstances, requires letters of credit from them. The Partnership's allowance for doubtful accounts, which is reflected in the accompanying Consolidated Balance Sheets as a reduction of accounts receivable, totaled $14 million and $9 million at December 31, 2001 and 2000, respectively.

                             EQUISTAR CHEMICALS, LP

During 2001, Equistar terminated an agreement with an independent issuer of receivables-backed commercial paper. Previously, Equistar sold, on an ongoing basis and without recourse, designated accounts receivable, maintaining the balance of the accounts receivable sold by selling new receivables as existing receivables were collected. At December 31, 2000 and 1999, the balance of Equistar's accounts receivable sold was $130 million. Increases and decreases in the amount sold were reported as operating cash flows in the Consolidated Statement of Cash Flows. Costs related to the sales were included in "Selling, general and administrative expenses" in the Consolidated Statement of Income.

8.  INVENTORIES

Inventories were as follows at December 31:

Millions of dollars               2001                2000
-------------------          -----------------   -----------------
Finished goods                    $ 243               $ 273
Work-in-process                      12                  16
Raw materials                       104                 123
Materials and supplies               89                  94
                             -----------------   -----------------
  Total inventories               $ 448               $ 506
                             =================   =================

Income in 2001 benefited from a reduction in the levels of raw material and product inventories, which are carried under the LIFO method of accounting. The charges to cost of sales associated with the inventory reductions were valued based on relatively low LIFO inventory values. If these charges had been valued based on average 2001 costs, cost of sales for 2001 would have been higher by approximately $10 million. The excess of the current cost of inventories over book value was approximately $28 million at December 31, 2001.

9.  PROPERTY, PLANT AND EQUIPMENT AND OTHER ASSETS

The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows at December 31:

Millions of dollars                              2001               2000
-------------------                        -----------------   ----------------
Land                                             $   79           $   78
Manufacturing facilities and equipment            5,929            5,769
Construction in progress                             92              134
                                           ------------------  ----------------
  Total property, plant and equipment              6,100            5,981
Less accumulated depreciation                      2,395            2,162
                                           ------------------  ----------------
  Property, plant and equipment, net             $ 3,705          $ 3,819
                                           ==================   ===============

Equistar did not capitalize any interest during 2001, 2000 and 1999 with respect to construction projects.

Goodwill, at cost, and the related accumulated amortization were as follows at December 31:

Millions of dollars                   2001                2000
-------------------               ---------------    ---------------

Goodwill                            $ 1,318            $ 1,318
Less accumulated amortization           265                232
                                  ---------------    ---------------
  Goodwill, net                     $ 1,053            $ 1,086
                                  ===============    ===============

                             EQUISTAR CHEMICALS, LP

The unamortized balances of deferred turnaround, software and debt issuance costs included in "Other assets, net" were as follows at December 31:

Millions of dollars         2001               2000
-------------------    ---------------      -------------
Turnaround costs             $  70              $  75
Software costs                  97                104
Debt issuance costs             34                  9

Depreciation and amortization is summarized as follows for the periods presented:

                                       For the year ended December 31,

                                ------------------------------------------------
Millions of dollars                 2001             2000              1999
-------------------             -------------    --------------    -------------
Property, plant and equipment       $ 237             $ 229            $ 221
Goodwill                               33                33              33
Turnaround expense                     20                24              25
Software costs                         12                13              12
Other                                  17                11               9
Debt issuance costs                     2                --              --
                                -------------    --------------    -------------
                                    $ 321             $ 310            $ 300
                                =============    ==============    =============

10.  ACCRUED LIABILITIES

Accrued liabilities were as follows at December 31:

Millions of dollars                     2001                2000
-------------------               -----------------   ---------------
Property taxes                      $      68           $      73
Interest                                   68                  52
Payroll and benefits                       49                  38
Other                                      12                   3
                                  -----------------   ---------------
    Total accrued liabilities       $     197           $     166
                                  =================   ===============

11.  LONG-TERM DEBT

In August 2001, Equistar completed a $1.5 billion debt refinancing. The refinancing included a bank credit facility consisting of a $500 million secured revolving credit facility maturing in August 2006 and a $300 million secured term loan, maturing in August 2007, with scheduled quarterly amortization payments, beginning December 31, 2001. The revolving credit facility was undrawn at December 31, 2001. Borrowing under the revolving credit facility generally bears interest based on a margin over, at Equistar's option, LIBOR or a base rate. The sum of the applicable margin plus a facility fee varies between 1.5% and 2.5%, in the case of LIBOR loans, and 0.5% and 1.5%, in the case of base rate loans, depending on Equistar's ratio of debt to EBITDA. The term loan generally bears interest at a rate equal to LIBOR plus 3% or the base rate plus 2%, at Equistar's option. Borrowing under the

                             EQUISTAR CHEMICALS, LP
term loan had a weighted average interest rate of 6.26% during 2001. Certain financial ratio requirements were modified in the refinancing to make them less restrictive. The bank credit facility is secured by a lien on Equistar's accounts receivable, inventory, other personal property and certain fixed assets. The refinancing also included the issuance of $700 million of new unsecured 10.125% senior notes maturing in August 2008. The 10.125% senior notes rank pari passu with existing Equistar notes.

The August 2001 refinancing replaced a five-year, $1.25 billion credit facility with a group of banks that would have expired November 2002. Borrowing under the facility at December 31, 2000 was $820 million and had a weighted average interest rate of 7.13% at December 31, 2000. Millennium America Inc., a subsidiary of Millennium, provided limited guarantees with respect to the payment of principal and interest on a total of $750 million principal amount of indebtedness under the $1.25 billion revolving credit facility. As a result of the refinancing, the related guarantees have been terminated.

In March 2001, Equistar amended the previous $1.25 billion credit facility making certain financial ratio requirements less restrictive. As a result of the amendment, the interest rate on the previous credit facility was increased from LIBOR plus 5/8 of 1% to LIBOR plus 8/10 of 1%.

In February 1999, Equistar issued $900 million of debt securities. The debt securities included $300 million of 8.50% Notes, which mature on February 15, 2004, and $600 million of 8.75% Notes, which mature on February 15, 2009. Equistar used the net proceeds from this offering (i) to repay $205 million outstanding under a capitalized lease obligation relating to Equistar's Corpus Christi facility, (ii) to repay the outstanding balance under a $500 million credit agreement, after which the $500 million credit agreement was terminated,
(iii) to repay $150 million of 10.00% Notes due in June 1999, and (iv) to the extent of the remaining net proceeds, to reduce outstanding borrowing under the revolving credit facility and for Partnership working capital purposes.

The bank credit facility and the indenture governing Equistar's 10.125% senior notes contain covenants that, subject to certain exceptions, restrict sale and leaseback transactions, lien incurrence, debt incurrence, sales of assets and mergers and consolidations. In addition, the bank credit facility requires Equistar to maintain specified financial ratios. The breach of these covenants could permit the lenders to declare the loans immediately payable and could permit the lenders under Equistar's credit facility to terminate future lending commitments.

As a result of the continued poor current business environment, Equistar is seeking an amendment to its credit facility that would increase its financial flexibility by easing certain financial ratio requirements. Such an amendment will require the payment of additional fees. Equistar anticipates that the amendment will become effective prior to March 31, 2002.

                             EQUISTAR CHEMICALS, LP

Long-term debt consisted of the following at December 31:

Millions of dollars                                   2001             2000
-------------------                                ----------       ----------
Bank credit facilities:
  Revolving credit facility due 2006               $    --           $   820
  Term loan due 2007                                   299                --
Other debt obligations:
  Medium-term notes due 2002-2005                       31               121
  9.125% Notes due 2002                                100               100
  8.50% Notes due 2004                                 300               300
  6.50% Notes due 2006                                 150               150
  10.125% Senior Notes due 2008                        700               - -
  8.75% Notes due 2009                                 598               598
  7.55% Debentures due 2026                            150               150
  Other                                                  9                 9
                                                   ----------       -----------
    Total long-term debt                             2,337             2,248
Less current maturities                                104                90
                                                   ----------       -----------
    Total long-term debt, net                      $ 2,233           $ 2,158
                                                   ==========       ===========

The 8.75% notes have a face amount of $600 million and are shown net of unamortized discount. The medium-term notes had a weighted average interest rate of 9.8% and 9.6% at December 31, 2001 and 2000, respectively.

The medium-term notes, the 9.125% notes, the 6.5% notes and the 7.55% debentures were assumed by Equistar from Lyondell when Equistar was formed in 1997. As between Equistar and Lyondell, Equistar is primarily liable for this debt. Lyondell remains a co-obligor for the medium-term notes and certain events involving only Lyondell could give rise to events of default under those notes, permitting the obligations to be accelerated. Under certain limited circumstances, the holders of the medium-term notes have the right to require repurchase of the notes. Following amendments to the indentures for the 9.125% notes and 6.5% notes and the 7.55% debentures in November 2000, Lyondell remains a guarantor of that debt but not a co-obligor. The consolidated financial statements of Lyondell are filed as an exhibit to Equistar's Annual Report on Form 10-K for the year ended December 31, 2001.

Aggregate maturities of long-term debt during the next five years are $104 million in 2002, $32 million in 2003; $303 million in 2004; $8 million in 2005; $153 million in 2006 and $1.8 billion thereafter.

12.  LEASE COMMITMENTS

Equistar leases various facilities and equipment under noncancelable lease arrangements for various periods.

Operating leases include leases of railcars used in the distribution of products in Equistar's business. Equistar leases the railcars from unaffiliated entities established for the purpose of serving as lessors with respect to these leases. The leases include options for Equistar to purchase the railcars during a lease term. If Equistar does not exercise a purchase option, the affected railcars will be sold upon termination of the lease. In the event the sales proceeds are less than the related guaranteed residual value, Equistar will pay the difference to the lessor. The total guaranteed residual value under these leases was approximately $225 million at December 31, 2001.

                             EQUISTAR CHEMICALS, LP

Certain of Equistar's railcar operating leases contain financial and other covenants that are substantially the same as those contained in the credit facility discussed in Note 11 above. A breach of these covenants would permit the early termination of those leases. As a result of the continued poor current business environment, Equistar is seeking an amendment to these railcar leases. Such amendments will require the payment of additional fees. Equistar anticipates that the amendments will become effective prior to March 31, 2002.

In addition, the credit rating downgrade in 2002 permits the early termination of one of Equistar's railcar leases by the lessor, which would accelerate the payment of $126 million of minimum lease payments. Equistar has reached an agreement in principal with the lessor to renegotiate the lease.

At December 31, 2001, future minimum lease payments and residual value guarantees relating to noncancelable operating leases with lease terms in excess of one year were as follows:

                                                 Minimum            Residual
                                                  Lease              Value
                                                 Payments          Guarantees
                                               ------------      --------------
Millions of dollars
-------------------
2002                                             $  95              $  39
2003                                                78                - -
2004                                                67                186
2005                                                43                - -
2006                                                35                - -
Thereafter                                         287                - -
                                               ---------------   --------------
    Total minimum lease payments                 $ 605              $ 225
                                               ===============   ==============

Operating lease net rental expense was $110 million, $115 million and $112 million for the years ending December 31, 2001, 2000 and 1999, respectively.

13.  FINANCIAL INSTRUMENTS AND DERIVATIVES

Equistar enters into over-the-counter derivatives, primarily price swap contracts, related to crude oil with Occidental Energy Marketing, Inc., a subsidiary of Occidental Chemical, to help manage its exposure to commodity price risk with respect to crude oil-related raw material purchases. At December 31, 2000, price swap contracts covering 5.1 million barrels of crude oil were outstanding. The carrying value and fair market value of these derivative instruments at December 31, 2000 represented a liability of $13 million, which was based on quoted market prices. The resulting loss from these hedges of anticipated raw material purchases was deferred on the consolidated balance sheet. On January 1, 2001, in accordance with the transition provisions of SFAS No. 133, Equistar reclassified the deferred loss of $13 million to accumulated other comprehensive income as a transition adjustment, representing the cumulative effect of a change in accounting principle. The transition adjustment was reclassified to the Consolidated Statement of Income during the period January through July 2001 as the related raw material purchases occurred.

During 2001, Equistar entered into additional price swap contracts covering 7.2 million barrels of crude oil and primarily maturing from July 2001 through December 2001. In the third quarter 2001, outstanding price swap contracts, covering 4.1 million barrels of crude oil and primarily maturing from October 2001 through December 2001, were effectively terminated. The termination resulted in realization of a gain of nearly $9 million, which was recognized in the fourth quarter 2001 as the related forecasted transactions occurred. There were no outstanding price swap contracts at December 31, 2001.

                             EQUISTAR CHEMICALS, LP

The following table summarizes activity included in accumulated other comprehensive income ("AOCI") related to the fair value of derivative instruments for the year ended December 31, 2001:

Millions of dollars                                                    2001
-------------------                                                 ------------
Gain (loss):
  Balance at beginning of period                                      $ --
                                                                    ------------
  January 1, 2001 transition adjustment -
      reclassification of December 31, 2000 deferred loss              (13)
  Net gains on derivative instruments                                   35
  Reclassification of gains on
      derivative instruments to earnings                               (22)
                                                                    ------------
Net change included in AOCI for the period                              --
                                                                    ------------
  Net gain on derivative instruments
      included in AOCI at December 31, 2001                           $ --
                                                                    ============

The fair value of all nonderivative financial instruments included in current assets and current liabilities, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximated their carrying value due to their short maturity. Based on the borrowing rates currently available to Equistar for debt with terms and average maturities similar to Equistar's debt portfolio, the fair value of Equistar's long-term debt, including amounts due within one year, was approximately $2.3 billion and $2.1 billion at December 31, 2001 and 2000, respectively.

Equistar is exposed to credit risk related to its financial instruments in the event of nonperformance by the counterparties. Equistar does not generally require collateral or other security to support these financial instruments. The counterparties to these transactions are major institutions deemed creditworthy by Equistar. Equistar does not anticipate nonperformance by the counterparties.

Equistar accounts for certain investments as "available-for-sale" securities in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, changes in the fair value of the investments are recognized in the balance sheet and the unrealized holding gains and losses are recognized in other comprehensive income.

14.  PENSION AND OTHER POSTRETIREMENT BENEFITS

All full-time regular employees of the Partnership are covered by defined benefit pension plans sponsored by Equistar. In connection with the formation of Equistar, no pension assets or obligations were contributed to Equistar, with the exception of union represented plans contributed by Occidental.

Retirement benefits are based upon years of service and the employee's highest three consecutive years of compensation during the last ten years of service. Equistar accrues pension costs based upon an actuarial valuation and funds the plans through periodic contributions to pension trust funds. Equistar also has unfunded supplemental nonqualified retirement plans, which provide pension benefits for certain employees in excess of the tax qualified plans' limits. In addition, Equistar sponsors unfunded postretirement benefit plans other than pensions, which provide medical and life insurance benefits. The postretirement medical plans are contributory while the life insurance plans are noncontributory.

                             EQUISTAR CHEMICALS, LP

The following table provides a reconciliation of benefit obligations, plan assets and the funded status of these plans:


                                                                                                 Other
                                                          Pension Benefits              Postretirement Benefits
                                                   -------------------------------   -------------------------------
Millions of dollars                                    2001             2000            2001             2000
-------------------
                                                   -------------    --------------   --------------    -------------
Change in benefit obligation:
  Benefit obligation, January 1                     $    120          $   99          $   92            $   77
  Service cost                                            16              17               2                 2
  Interest cost                                           10               9               6                 6
  Plan amendments                                         --              --              29                --
  Actuarial loss (gain)                                   12               8             (14)               11
  Benefits paid                                          (11)            (12)             (3)               (2)
  Net effect of curtailments, settlements
    and special termination benefits                      --              (1)             --                 1
  Transfer to Lyondell                                    --              --              --                (3)
                                                   -------------    --------------   --------------    -------------
  Benefit obligation, December 31                        147             120             112                92
                                                   -------------    --------------   --------------    -------------
Change in plan assets:
  Fair value of plan assets, January 1                   117             101              --                --
  Actual return on plan assets                            (6)             (3)             --                --
  Partnership contributions                                7              31               3                 2
  Benefits paid                                          (11)            (12)             (3)               (2)
                                                   -------------    --------------   --------------    -------------
  Fair value of plan assets, December 31                 107              117             --                --
                                                   -------------    --------------   --------------    -------------

  Funded status                                          (40)              (3)          (112)              (91)
  Unrecognized actuarial loss                             48               24              5                20
  Unrecognized prior service cost                         --               --             29                --
                                                   -------------    --------------   --------------    -------------
  Net amount recognized                             $      8          $    21         $  (78)           $  (71)
                                                   =============    ==============   ==============    =============

Amounts recognized in the
  Consolidated Balance Sheet consist of:
    Prepaid benefit cost                            $     22          $    35         $   --            $   --
    Accrued benefit liability                            (33)             (14)           (78)              (71)
    Accumulated other comprehensive income                19               --             --                --
                                                   -------------    --------------   --------------    -------------
  Net amount recognized                             $      8          $    21         $  (78)           $  (71)
                                                   =============    ==============   ==============    =============

The increase in other postretirement benefit obligations in 2001 resulted from a medical plan amendment that increased Equistar's maximum contribution level per employee by 25%.

Pension plans with benefit obligations in excess of the fair value of assets are summarized as follows at December 31:

                                                    2001             2000
                                                -------------    --------------
Benefit obligation                                 $ 129            $  63
Fair value of assets                                  81               40

Pension plans with accumulated benefit obligations in excess of the fair value of assets are summarized as follows at December 31:

                                                    2001             2000
                                                -------------    --------------
Accumulated benefit obligation                     $ 106            $   9
Fair value of assets                                  81                6

                             EQUISTAR CHEMICALS, LP

Net periodic pension and other postretirement benefit costs included the following components:

                                                       Pension Benefits                 Other Postretirement Benefits
                                            -----------------------------------     -----------------------------------
Millions of dollars                           2001          2000         1999          2001         2000           1999
-------------------
                                            ---------     ---------     --------     ---------    ---------    ---------
Components of net periodic
     benefit cost:
  Service cost                              $   16       $   17        $   22       $     2      $     2        $     4
  Interest cost                                 10            9             7             6            6              6
  Amortization of actuarial loss                 2           --             1            --            1              1
  Expected return on plan assets               (11)          (8)           (8)           --           --             --
  Net effect of curtailments, settlements
     and special termination benefits            3           (1)           --             2            1             --
                                            ---------    ---------     --------     ---------    ---------    ---------
 Net periodic benefit cost                  $   20       $   17        $   22       $    10      $    10        $    11
                                            =========    =========     ========     =========    =========    =========

The assumptions used in determining the net pension cost and the net pension liability were as follows at December 31:

                                                     Pension Benefits                 Other Postretirement Benefits
                                              2001          2000         1999          2001         2000           1999
                                            ---------     ---------     --------     ---------    ---------    ---------
Weighted-average assumptions as of
  December 31:
  Discount rate                                7.00%         7.50%        8.00%         7.00%        7.50%          8.00%
  Expected return on plan assets               9.50%         9.50%        9.50%           --           --             --
  Rate of compensation increase                4.50%         4.50%        4.75%         4.50%        4.50%          4.75%

The assumed annual rate of increase in the per capita cost of covered health care benefits as of December 31, 2001 was 7.0% for 2002 through 2004 and 5.0% thereafter. The health care cost trend rate assumption does not have a significant effect on the amounts reported due to limits on Equistar's maximum contribution level under the medical plan. To illustrate, increasing or decreasing the assumed health care cost trend rates by one percentage point in each year would change the accumulated postretirement benefit liability as of December 31, 2001 by less than $1 million and would not have a material effect on the aggregate service and interest cost components of the net periodic postretirement benefit cost for the year then ended.

Equistar also maintains voluntary defined contribution savings plans for eligible employees. Contributions to the plans by Equistar were $16 million, $17 million and $20 million for the years ended December 31, 2001, 2000 and 1999, respectively.

15.  COMMITMENTS AND CONTINGENCIES

Commitments--Equistar has various purchase commitments for materials, supplies and services incident to the ordinary conduct of business. At December 31, 2001, Equistar had commitments for natural gas and natural gas liquids at prices in excess of current market. Using December 31, 2001 spot market prices for these products the estimated negative impact on first quarter 2002 operating results would be approximately $30 million. Since December 31, 2001, natural gas prices have further declined. These fixed-price contracts substantially terminate by the end of the first quarter 2002. See also Note 5, describing related party commitments.

                             EQUISTAR CHEMICALS, LP

Equistar is party to various unconditional purchase obligation contracts as a purchaser for products and services, principally for steam and power. At December 31, 2001, future minimum payments under these contracts with noncancelable contract terms in excess of one year were as follows:

Millions of dollars
2002                                                                $   109
2003                                                                    132
2004                                                                    135
2005                                                                    137
2006                                                                    138
Thereafter                                                            1,688
                                                               ----------------
    Total minimum contract payments                                 $ 2,339
                                                               ================

Equistar's total purchases under these agreements were $77 million, $51 million and $56 million for the years ending December 31, 2001, 2000 and 1999, respectively. The increases in 2001, 2002 and 2003 are due to commitments for steam and power from a new co-generation facility, which is expected to reach full capacity in mid-2002.

Indemnification Arrangements--Lyondell, Millennium Petrochemicals and certain subsidiaries of Occidental have each agreed to provide certain indemnifications to Equistar with respect to the petrochemicals and polymers businesses contributed by the partners. In addition, Equistar agreed to assume third party claims that are related to certain pre-closing contingent liabilities that are asserted prior to December 1, 2004 as to Lyondell and Millennium Petrochemicals, and May 15, 2005 as to certain Occidental subsidiaries, to the extent the aggregate thereof does not exceed $7 million to each partner, subject to certain terms of the respective asset contribution agreements. As of December 31, 2001, Equistar had incurred a total of $17 million for these uninsured claims and liabilities. Equistar also agreed to assume third party claims that are related to certain pre-closing contingent liabilities that are asserted for the first time after December 1, 2004 as to Lyondell and Millennium Petrochemicals, and for the first time after May 15, 2005 as to certain Occidental subsidiaries. As of September 30, 2001, Equistar, Lyondell, Millennium Petrochemicals and certain subsidiaries of Occidental amended the asset contribution agreements governing these indemnification obligations to clarify the treatment of, and procedures pertaining to the management of, certain claims arising under the asset contribution agreements. Equistar management believes that these amendments do not materially change the asset contribution agreements.

Environmental Remediation--Equistar's accrued liability for environmental matters as of December 31, 2001 was $6 million and related to the Port Arthur facility, which was permanently shut down on February 28, 2001. In the opinion of management, there is currently no material estimable range of loss in excess of the amounts recorded for environmental remediation.

Clean Air Act--The eight-county Houston/Galveston region has been designated a severe non-attainment area for ozone by the U.S. Environmental Protection Agency ("EPA"). Emission reduction controls for nitrogen oxides ("NOx") must be installed at each of Equistar's six plants located in the Houston/Galveston region during the next several years. Compliance with the plan will result in increased capital investment, which could be between $200 million and $260 million, before the 2007 deadline, as well as higher annual operating costs for Equistar. The timing and amount of these expenditures are subject to regulatory and other uncertainties, as well as obtaining the necessary permits and approvals. In January 2001, Equistar and an organization composed of industry participants filed a lawsuit against the Texas Natural Resource Conservation Commission ("TNRCC") to encourage adoption of their alternative plan to achieve the same air quality improvement with less negative economic impact on the region. Adoption of the alternative plan, as sought by the lawsuit, is expected to reduce Equistar's estimated capital investments for NOx reductions required to comply with the standards. However, there can be no guarantee as to the ultimate capital cost of implementing any final plan developed to ensure ozone attainment by the 2007 deadline.

                             EQUISTAR CHEMICALS, LP

The Clean Air Act Amendments of 1990 set minimum levels for oxygenates, such as MTBE, in gasoline sold in areas not meeting specified air quality standards. The presence of MTBE in some water supplies in California and other states due to gasoline leaking from underground storage tanks and in surface water from recreational water craft has led to public concern about the use of MTBE. Certain federal and state governmental initiatives have sought either to rescind the oxygenate requirement for reformulated gasoline or to restrict or ban the use of MTBE. These initiatives or other governmental actions could result in a significant reduction in Equistar's MTBE sales, which represented approximately 4% of its total 2001 revenues. Equistar has developed technologies to convert its process to produce alternate gasoline blending components should it be necessary to reduce MTBE production in the future. However, implementation of such technologies would require additional capital investment.

General--The Partnership is also subject to various lawsuits and proceedings. Subject to the uncertainty inherent in all litigation, management believes the resolution of these proceedings will not have a material adverse effect on the financial position or liquidity of Equistar.

16.  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is summarized as follows for the periods presented:

                                      For the year ended December 31,
                               -----------------------------------------------
  Millions of dollars             2001              2000              1999
  -------------------          -------------    -------------    -------------

  Cash paid for interest        $  171            $  180            $  146
                              ==============    =============    =============

                             EQUISTAR CHEMICALS, LP

17.  SEGMENT INFORMATION AND RELATED INFORMATION

Equistar operates in two reportable segments, petrochemicals and polymers. The accounting policies of the segments are the same as those described in "Summary of Significant Accounting Policies" (see Note 2). No third-party customer accounted for 10% or more of sales during the three-year period ended December 31, 2001.

Summarized financial information concerning Equistar's reportable segments is shown in the following table. Intersegment sales between the petrochemicals and polymers segments were based on current market prices.

Millions of dollars                          Petrochemicals      Polymers       Unallocated     Eliminations    Consolidated
-------------------                         ---------------    ------------    ------------    -------------   -------------
For the year ended December 31, 2001:
Sales and other
  operating revenues:
  Customers                                     $ 3,929            $ 1,980           $  --        $    --         $ 5,909
  Intersegment                                    1,455                 --              --         (1,455)             --
                                            ---------------    ------------    ------------    -------------   -------------
                                                  5,384              1,980              --         (1,455)          5,909
Unusual charges                                      --                 --              22             --              22
Operating income (loss)                             275               (186)           (188)            --             (99)
Total assets                                      3,458              1,365           1,485             --           6,308
Capital expenditures                                 84                 24               2             --             110
Depreciation and
  amortization expense                              204                 58              59             --             321

For the year ended December 31, 2000:
Sales and other
  operating revenues:
  Customers                                     $ 5,144            $ 2,351           $  --        $    --         $ 7,495
  Intersegment                                    1,887                 --              --         (1,887)             --
                                            ---------------    ------------    ------------    -------------   -------------
                                                  7,031              2,351              --         (1,887)          7,495
Operating income (loss)                             694               (185)           (175)            --             334
Total assets                                      3,693              1,534           1,355             --           6,582
Capital expenditures                                 79                 46               6             --             131
Depreciation and
  amortization expense                              199                 55              56             --             310

For the year ended December 31, 1999:
Sales and other
  operating revenues:
  Customers                                     $ 3,435            $ 2,159           $  --        $    --         $ 5,594
  Intersegment                                    1,324                 --              --         (1,324)             --
                                            ---------------    ------------    ------------    -------------   -------------
                                                  4,759              2,159              --         (1,324)          5,594
Unusual charges                                      --                 --              96             --              96
Operating income (loss)                             447                 51            (336)            --             162
Total assets                                      3,671              1,551           1,514             --           6,736
Capital expenditures                                 61                 83              13             --             157
Depreciation and
  amortization expense                              194                 53              53             --             300

                             EQUISTAR CHEMICALS, LP

The following table presents the details of "Operating income (loss)" as presented above in the "Unallocated" column for the years ended December 31, 2001, 2000 and 1999.

Millions of dollars                                                         2001           2000          1999
-------------------                                                       ----------     ---------     ----------
Expenses not allocated to petrochemicals and polymers:
  Principally general and administrative expenses                           $ (166)       $  (175)      $  (240)
  Unusual charges                                                              (22)            --           (96)
                                                                          ----------     ---------     ----------
    Total--Unallocated                                                      $ (188)       $  (175)      $  (336)
                                                                          ==========     =========     ==========

The following table presents the details of "Total assets" as presented above in the "Unallocated" column as of December 31, for the years indicated:

Millions of dollars                                                         2001           2000          1999
-------------------                                                      ----------     ---------     ----------
Cash                                                                       $   202        $    18       $   108
Accounts receivable--trade and related parties                                  17             16            18
Prepaids and other current assets                                               20             17            22
Property, plant and equipment, net                                              44             56            58
Goodwill, net                                                                1,053          1,086         1,119
Other assets                                                                   149            162           189
                                                                          ----------     ---------     ----------
                                                                           $ 1,485        $ 1,355       $ 1,514
                                                                          ==========     =========     ==========

18.  SUBSEQUENT EVENT

Early in 2002, Lyondell and Occidental agreed in principle for Lyondell's acquisition of Occidental's 29.5% share of Equistar and Occidental's purchase of an equity interest in Lyondell. Upon completion of these transactions, Lyondell's ownership interest in Equistar would increase to 70.5%. Millennium holds the remaining 29.5% interest in Equistar. There can be no assurance that the proposed transactions will be completed.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. MEMBERS OF THE PARTNERSHIP GOVERNANCE COMMITTEE AND EXECUTIVE OFFICERS OF EQUISTAR

PARTNERSHIP GOVERNANCE COMMITTEE

     A Partnership Governance Committee (the "Governance Committee") manages and controls the business, property and affairs of Equistar, including the determination and implementation of Equistar's strategic direction. The general partners exercise their authority to manage and control Equistar only through the Governance Committee, subject to delegation to the executive officers discussed below. The Governance Committee consists of nine members, called representatives, three appointed by each general partner. The participation rights of any general partner's representatives may be curtailed to the extent that the general partner or its affiliates cause a default under the partnership agreement. See "The Partnership Agreement" below.

     Currently, the members of the Governance Committee are:

     . Dan F. Smith, President and Chief Executive Officer of Lyondell and Chief Executive Officer of Equistar and co-chairman of the Governance Committee
     . William M. Landuyt, Chairman and Chief Executive Officer of Millennium and co-chairman of the Governance Committee
     . Dr. Ray R. Irani, Chairman and Chief Executive Officer of Occidental and co-chairman of the Governance Committee
     . Robert T. Blakely, Executive Vice President and Chief Financial Officer of Lyondell
     . Stephen I. Chazen, Executive Vice President--Corporate Development and Chief Financial Officer of Occidental
     .  T. Kevin DeNicola, Vice President, Corporate Development of Lyondell
     . J. Roger Hirl, President and Chief Executive Officer of Occidental Chemical Corporation
     . Robert E. Lee, Executive Vice President, Growth and Development of Millennium
     . John E. Lushefski, Senior Vice President and Chief Financial Officer of Millennium

THE PARTNERSHIP AGREEMENT

ACTIONS REQUIRING UNANIMOUS VOTING

     Unless approved by two or more representatives of each of Lyondell, Millennium and Occidental, the Governance Committee may not take any actions that would permit or cause Equistar, any of its subsidiaries, or any person acting in the name of or on behalf of any of them, directly or indirectly, whether in a single transaction or a series of related transactions, to:

     . engage, participate or invest in any business outside the scope of Equistar's business as described in the partnership agreement;

     . approve any strategic plan, as well as any amendments or updates to the strategic plan, including the annual update described under"--Strategic Plans and Preparation of an Annual Budget" below;

     . authorize any disposition of assets having a fair market value exceeding $30 million in any one transaction or a series of related transactions not contemplated in an approved strategic plan;

     . authorize any acquisition of assets or any capital expenditure exceeding $30 million that is not contemplated in an approved strategic plan;

     . require capital contributions to Equistar within any fiscal year if the total of contributions required from the partners within that year would exceed $100 million, or if the total of contributions required from the partners within that year and the immediately preceding four years would exceed $300 million, other than contributions (1) contemplated by the asset contribution agreements for each of Lyondell, Millennium and Occidental, (2) contemplated by an approved strategic plan or (3) required to achieve or maintain compliance with health, safety and environmental laws;

     . authorize the incurrence of debt for borrowed money, unless (1) the debt is to refinance all or a portion of Equistar's credit facilities as contemplated below, (2) after giving effect to the incurrence of the debt and any related transactions, Equistar would be expected to have an "investment grade" debt rating by Moody's and S&P or (3) the debt is incurred to refinance the public or bank debt assumed or incurred by Equistar as contemplated by documents relating to Equistar's formation and the contribution of the Occidental contributed business or to refinance any such refinancing debt; and in the case of each of the three exceptions above, the agreement relating to the debt does not provide that the transfer by a partner of its partnership interests, or a change of control with respect to any partner or any of its affiliates, would either (1) constitute a default under the debt instruments, (2) otherwise accelerate the maturity of the debt or (3) give the lender or holder any "put rights" or similar rights with respect to the debt instrument;

     . make borrowings under one or more of Equistar's bank credit facilities, uncommitted lines of credit or any credit facility or debt instruments that refinances all or any portion of Equistar's credit facility or facilities, at any time, if, as a result of any such borrowing, the aggregate principal amount of all borrowings outstanding at that time would exceed $1.75 billion;

     . enter into interest rate protection or other hedging agreements, other than hydrocarbon hedging agreements in the ordinary course of business;

     . enter into any capitalized lease or off-balance sheet financing arrangements involving payments, individually or in the aggregate, by Equistar in excess of $30 million in any fiscal year;

     . cause Equistar or any of its subsidiaries to issue, sell, redeem or acquire any partnership interests in Equistar or other equity securities, or any rights to acquire, or any securities convertible into or exchangeable for, partnership interests or other equity securities;

     . make cash distributions from Equistar in excess of Available Net Operating Cash, as defined below under "--Distribution of Available Net Operating Cash to Equistar's Partners," or to make non-cash distributions, except as provided in the partnership agreement in respect of a dissolution or liquidation;

     . appoint or discharge executive officers, other than the Chief Executive Officer, based on the recommendation of the Chief Executive Officer;

     . approve material compensation and benefit plans and policies, material employee policies and material collective bargaining agreements for Equistar's employees;

     . initiate or settle any litigation or governmental proceedings if the effect of the litigation or proceedings would be material to Equistar's financial condition;

     .  change Equistar's independent accountants;

     . change Equistar's method of accounting as adopted in the partnership agreement or make tax elections under the Internal Revenue Code of 1986, as amended, determined to be appropriate by the Governance Committee;

     .  create or change the authority of any auxiliary committee;

     . merge, consolidate or convert Equistar or any of its subsidiaries with or into any other entity, other than a wholly owned subsidiary of Equistar;

     . engage in certain bankruptcy and reorganization actions specified in the partnership agreement;

     . exercise any of the powers or rights described below under "--Transactions with Affiliates" with respect to a business conflict involving either (1) LCR, its successors or assigns, (2) LMC, its successors or assigns or (3) any other affiliate of any of the general partners, if the affiliate's actions with respect to the conflict circumstance are not controlled by Lyondell, Millennium or Occidental, other than a business conflict involving the exercise of any rights and remedies with respect to a default under any agreement that is the subject of the conflict;

     . repay any of the Millennium America reference debt before December 1, 2004, other than through refinancing, or refinance any Millennium America reference debt before December 1, 2004, if any of the principal of the debt refinancing the Millennium America reference debt would be due and payable after December 1, 2004; provided, however, that if the Millennium America reference debt continues to be the reference for determination of the amount of the obligation of Millennium America or its successors pursuant to one or more specified indemnities after December 1, 2004, then the term of the debt shall not exceed 365 days; or

     . repay any of the Occidental reference debt before June 14, 2005, other than through refinancing, or refinance any Occidental reference debt before June 14, 2005, if any of the principal of the debt refinancing Occidental reference debt would be due and payable after June 14, 2005; provided, however, that if the Occidental reference debt continues to be guaranteed by an affiliate of Occidental or its successors or the reference for determination of the amount of the obligation of Occidental Chemical to contribute to Equistar pursuant to a specified indemnity agreement after June 14, 2005, then the term of the debt shall not exceed 365 days.

     Although unanimous approval by all nine members of the Governance Committee is never required, the requirements described above are referred to as "unanimous voting requirements" because two representatives of each of the general partners must agree on any action taken in respect of the enumerated matters.

TRANSACTIONS WITH AFFILIATES

     Except as described above under "--Actions Requiring Unanimous Voting," if a business conflict caused by any transaction or dealing between Equistar, or any of its subsidiaries, and one or more of its general partners, or any of their affiliates, occurs, the other general partners will have sole and exclusive power, at Equistar's expense, to both (1) control all decisions, elections, notifications, actions, exercises or non-exercises and waivers of all rights, privileges and remedies provided to, or possessed by, Equistar with respect to the conflict and (2) retain and direct legal counsel and to control, assert, enforce, defend, litigate, mediate, arbitrate, settle, compromise or waive any and all claims, disputes and actions if any potential, threatened or asserted claim, dispute or action about a conflict occurs. Any action by the Governance Committee with respect to such a conflict, except as described above under "--Actions Requiring Unanimous Voting," will require the approval of at least two representatives of each of the uninvolved general partners, and the representatives of the interested general partner will have no votes.

STRATEGIC PLANS AND PREPARATION OF AN ANNUAL BUDGET

     Equistar is managed under a five-year strategic business plan which is updated annually under the direction of the Chief Executive Officer and presented for approval by the Governance Committee no later than 90 days before the start of the first fiscal year covered by the updated plan. The strategic plan must be approved each year by at least two representatives of each of the general partners. The strategic plan establishes Equistar's strategic direction, including: plans relating to capital maintenance and enhancement; geographic expansion, acquisitions and dispositions; new product lines; technology; long-term supply and customer arrangements; internal and external financing; environmental and legal compliance; and plans, programs and policies relating to compensation and industrial relations.

     In addition, Equistar's executive officers prepare an annual budget for each fiscal year. Each annual budget includes an operating budget and capital expenditure budget. Each annual budget must be consistent with the information for its fiscal year included in the most recently approved strategic plan. Unless otherwise provided in the most recently approved strategic plan, each annual budget utilizes a format and provides a level of detail consistent with Equistar's previous annual budget.

     If for any fiscal year the Governance Committee fails to approve an updated strategic plan, for that year and each subsequent year before the approval of an updated strategic plan, Equistar's executive officers will prepare and promptly furnish to the Governance Committee an annual budget consistent with the projections and other information for that year included in the strategic plan most recently approved. The Chief Executive Officer, acting in good faith, shall be entitled to modify any annual budget (1) to satisfy current contractual and compliance obligations and/or (2) to account for other changes in circumstances resulting from the passage of time or the occurrence of events beyond Equistar's control.

     The Chief Executive Officer is not authorized to cause Equistar to proceed with capital expenditures to accomplish capital enhancement projects except to the extent that the expenditures would enable Equistar to continue or complete any capital project reflected in the last strategic plan that was approved by the Governance Committee.

     After a strategic plan and an annual budget have been approved by the Governance Committee, or an annual budget has been developed as described above in cases where an updated strategic plan has not yet been approved, the Chief Executive Officer is authorized, without further action by the Governance Committee, to cause Equistar to make expenditures consistent with the updated strategic plan and annual budget, provided that all internal control policies and procedures, including those regarding the required authority for expenditures, shall have been followed.

GOVERNANCE COMMITTEE DEADLOCK OVER THE STRATEGIC PLAN

     If the Governance Committee has not agreed upon and approved an updated strategic plan by 12 months after the beginning of the first fiscal year that would have been covered by the plan, then Equistar's general partners are required to submit to a non-binding dispute resolution process. The general partners are required to continue the dispute resolution process until either
(1) agreement is reached by the general partners, acting through their representatives, on an updated strategic plan or (2) at least 24 months have elapsed since the beginning of the first fiscal year that was to be covered by the first updated strategic plan for which agreement was not reached and one general partner determines and notifies the other general partners in writing that no agreement resolving the dispute is likely to be reached. Following receipt of notice described above, any general partner may elect to dissolve Equistar.

DISTRIBUTION OF AVAILABLE NET OPERATING CASH TO EQUISTAR'S PARTNERS

     The partnership agreement provides that Equistar must distribute to the partners, as soon as practicable following the end of each month, all Available Net Operating Cash, as defined below.

     "Available Net Operating Cash" is defined in the partnership agreement, at the relevant time of determination, as (1) all cash and cash equivalents on hand as of the most recent month's end, plus the excess, if any, of Equistar's targeted level of indebtedness over Equistar's actual indebtedness as of that month's end, less (2) the Projected Cash Requirements, if any, as of that month's end, as determined by the executive officers. The targeted level of indebtedness is shown in the most recently updated strategic plan. The actual indebtedness is determined according to generally accepted accounting principles and represents all short term and long term debt.

     "Projected Cash Requirements" means, for the 12-month period following any month's end, the excess, if any, of the sum of Equistar's:

     . (1) forecast capital expenditures; (2) forecast cash payments for taxes, debt service, including principal and interest payment requirements and other non-cash credits to income; and (3) forecast cash reserves for future operations or other requirements;

over the sum of:

     . (1) forecast net income; (2) forecast plus depreciation, amortization, other non-cash charges to income, interest expense and tax expenses, in each case to the extent deducted in determining net income; (3) forecast decreases in working capital or minus forecast increases in working capital; (4) forecast cash proceeds of disposition of assets, net of expenses; and (5) an amount equal to the forecast net proceeds of debt financings and capital contributions.

Equistar's Projected Cash Requirements are calculated, subject to changes in certain circumstances, consistently with the most recently updated strategic plan.

     Distributions to the partners of cash or property arising from Equistar's liquidation would be made according to the capital account balances of the partners. Unless otherwise agreed by the general partners not involved with a business conflict as described under "--Transactions with Affiliates" above, any amount otherwise distributable to a partner as described above will be applied by Equistar to satisfy obligations to Equistar resulting from a partner's or its affiliate's failure to (1) pay any interest or principal when due on any indebtedness for borrowed money to Equistar, (2) make any indemnification payment required by its asset contribution agreement that has been finally determined to be due or (3) make any capital contribution required by the partnership agreement, other than as required by the applicable asset contribution agreement.

INDEMNIFICATION OF EACH PARTNER

     Equistar has agreed, to the fullest extent permitted by applicable law, to indemnify, defend and hold harmless each partner, its affiliates and its respective officers, directors and employees. This indemnification is from, against and in respect of any liability which the indemnified person may sustain, incur or assume as a result of, or relative to, any third-party claim arising out of or in connection with Equistar's business, property or affairs. This indemnification does not apply to the extent that it is finally determined that the third-party claim arose out of or was related to actions or omissions of the indemnified partner, its affiliates or any of their respective officers, directors or employees acting in those capacities constituting a breach of the partnership agreement or any related agreement. This indemnification obligation is not intended to, nor will it, affect or take precedence over the indemnity provisions contained in any related agreement. See "Item 13. Certain Relationships and Related Transactions--Asset Contributions by Lyondell and Affiliates of Millennium and Occidental."

TRANSFERS AND PLEDGES OF A PARTNER'S INTEREST IN EQUISTAR

     Without the consent of the general partners, no partner may transfer less than all of its interest in Equistar, nor can any partner transfer its interest other than for cash. If one of the limited partners and its affiliated general partner desire to transfer, via a cash sale, all of their units, they must give written notice to Equistar and the other partners and the non-selling partners shall have the option, exercisable by delivering written acceptance notice of the exercise to the selling partners within 45 days after receiving notice of the sale, to elect to purchase all of the partnership interests of the selling partners on the terms described in the initial notice. If all of the other non-selling partners deliver notice of acceptance, then all of the partnership interests shall be transferred in proportion to the partners' current percentage interest unless otherwise agreed. If less than all of the non-selling partners deliver notice of acceptance, the partner who delivers notice of acceptance will have the option of purchasing all of the partnership interests up for sale. The notice of acceptance will set a date for closing the purchase which is not less than 30 nor more than 90 days after delivery of the notice of acceptance, subject to extension. The purchase price for the selling partners' partnership interests will be paid in cash.

     If the non-selling partners do not elect to purchase the selling partners' partnership interests within 45 days after the receipt of initial notice of sale, the selling partners will have a further 180 days during which they may consummate the sale of their units to a third-party purchaser. The sale to a third-party purchaser must be at a purchase price and on other terms that are no more favorable to the purchaser than the terms offered to the non-selling partners. If the sale is not completed within the 180-day period, the initial notice will be deemed to have expired, and a new notice and offer shall be required before the selling partners may make any transfer of their partnership interests.

     Before the selling partners may consummate a transfer of their partnership interests to a third party under the partnership agreement, the selling partners must demonstrate that the person willing to serve as the proposed purchaser's guarantor must have outstanding indebtedness that is rated investment grade by Moody's and S&P's. If the proposed guarantor has no rated indebtedness outstanding, it shall provide an opinion from a nationally recognized investment banking firm that it could be reasonably expected to obtain suitable ratings. In addition, a partner may transfer its partnership interests only if, together with satisfying all other requirements (1) the transferee executes an appropriate agreement to be bound by the partnership agreement, (2) the transferor and/or the transferee bears all reasonable costs incurred by Equistar in connection with the transfer and (3) the guarantor of the transferee delivers an agreement to the ultimate parent entity of the non-selling partners and to Equistar substantially in the form of the parent agreement.

     A partner will not in any transaction or series of actions, directly or indirectly, pledge all or any part of its partnership interest. However, a partner may at any time assign its right to receive distributions from Equistar so long as the assignment does not purport to assign any (1) right of the partner to participate in or manage Equistar's affairs, (2) right of the partner to receive any information or accounting of Equistar's affairs, (3) right of the partner to inspect Equistar's books or records or (4) any other right of a partner under the partnership agreement or the Delaware Revised Uniform Limited Partnership Act.

     In addition, except for any restrictions imposed by the parent agreement described below under "The Parent Agreement," nothing in Equistar's partnership agreement will prevent the transfer or pledge by the owner of any capital stock, equity ownership interests or other security of the partner or any affiliate of a partner.

BUSINESS OPPORTUNITIES WHICH MUST BE OFFERED TO EQUISTAR

     Except as described below, each partner's affiliates are free to engage in or possess an interest in any other business of any type and to avail themselves of any business opportunity available to it without having to offer Equistar or any partner the opportunity to participate in that business. If a partner's affiliate desires to initiate or pursue an opportunity to undertake, engage in, acquire or invest in a "related business," as defined in the partnership agreement, that partner or its affiliate will offer Equistar the business opportunity. A related business is any business related to (1) the manufacturing, marketing and distribution of the types of olefins, polyolefins, ethyl alcohol, ethyl ether and ethylene oxide, ethylene glycol and derivatives of ethylene oxide and ethylene glycol that are specified in the partnership agreement, (2) the purchasing, processing and disposing of raw materials in connection with the manufacturing, marketing and distributing of the chemicals identified in clause (1) above and (3) any research and development in connection with clauses (1) and (2) above.

     When a proposing partner offers a business opportunity to Equistar, Equistar will elect to do one of the following within a reasonably prompt period
(1) acquire or undertake the business opportunity for its benefit as a whole, at its cost, expense and benefit or (2) permit the proposing partner to acquire or undertake the business opportunity for its own benefit and account without any duty to Equistar or the other partners.

     If the business opportunity is in direct competition with Equistar's then-existing business and Equistar does not elect to acquire or undertake the business opportunity for its own benefit, then the proposing partner and Equistar shall, if either so elects, seek to negotiate and implement an arrangement whereby Equistar would either (1) acquire or undertake the competing opportunity at the sole cost, expense and benefit of the proposing partner under a mutually acceptable arrangement or (2) enter into a management agreement with the proposing partner to manage the competing opportunity on behalf of the proposing partner on terms and conditions mutually acceptable to the proposing partner and Equistar. Under clause (1) above, the competing opportunity will be treated as a separate business within Equistar.

     If Equistar and the proposing partner do not reach agreement as to an arrangement, the proposing partner may acquire or undertake the competing opportunity for its own benefit and account without any duty to Equistar or the other partners.

     In addition, if the business opportunity constitutes less than 25% of an acquisition of or investment in assets, activities, operations or businesses that is not otherwise a related business, then a proposing partner may acquire or invest in a business opportunity without first offering it to Equistar. The 25% figure is based on annual revenues for the most recently completed fiscal year. After completion of the above acquisition or investment, the proposing partner must offer the business opportunity to Equistar under the terms described above. If Equistar elects to pursue the business opportunity, it will be acquired by Equistar at its fair market value as of the date of the acquisition.

     If Equistar is presented with an opportunity to acquire or undertake a business opportunity that it determines not to acquire or undertake, and the representatives of one or two general partner or partners, but not the other general partner or partners, desire that Equistar acquire or undertake the business opportunity, then Equistar will permit the first general partner or partners and its or their affiliates to acquire or undertake such business opportunity, and the business opportunity shall be treated in the same manner as if the general partner and its affiliates were a proposing partner with respect to the business opportunity.

AMENDMENT OF PARTNERSHIP AGREEMENT

     All waivers, modifications, amendments or alterations of the partnership agreement require the written approval of all of the partners in Equistar.

THE PARENT AGREEMENT

     Lyondell, Millennium, Occidental, Occidental Chemical, Oxy CH Corporation, Occidental Chemical Holding Corporation and Equistar are parties to an amended and restated parent agreement. The following is a summary of the material provisions of the parent agreement, as modified by an assignment and assumption agreement and the first amendment thereto.

GUARANTEE OF OBLIGATIONS UNDER THE PARTNERSHIP AGREEMENT AND RELATED PARTY AGREEMENTS

     Pursuant to the parent agreement, each of Lyondell, Millennium and Occidental Chemical Holding (the "Guarantor Parents") has guaranteed, undertaken and promised to cause the due and punctual payment and the full and prompt performance of all of the amounts to be paid and all of the terms and provisions under various agreements, including, without limitation, the partnership agreement and the asset contribution agreements, to be performed or observed by or on the part of certain of their respective subsidiaries, including subsidiaries that are Equistar's partners, and any other direct or indirect subsidiary of any of the Guarantor Parents that are parties to these agreements. These subsidiaries collectively are referred to as the "Affiliated Obligors." The entities that are the limited partners and general partners collectively are referred to as the "Partner Subs." Insofar as the provisions described in this subsection apply to agreements other than the partnership agreement and the parent agreement, the term "Affiliated Obligors" will not include Equistar or any partner of Equistar in its capacity as a partner. The parent agreement provides expressly that the parent guarantees inure solely to the benefit of the beneficiaries specified in the parent agreement, which consist of Equistar, Lyondell, Millennium, Occidental and the Affiliated Obligors. The parent agreement also states that nothing in the agreement confers upon any other person any rights, benefits or remedies by reason of the parent agreement.

CONFLICT CIRCUMSTANCE

     The partnership agreement includes definitions of "Conflict Circumstance," "Conflicted General Partner" and "Nonconflicted General Partner" and provides that the Nonconflicted General Partners have some exclusive rights to control Equistar with respect to any Conflict Circumstance, generally involving a transaction between Equistar and an affiliate of one of its partners. The guarantee provisions described above do not apply to the parents of the general partners that direct Equistar in connection with these Conflict Circumstances, so that the parents of a Nonconflicted General Partner are not effectively guaranteeing Equistar's performance of contracts with other parents. However, a parent of a Nonconflicted General Partner may have liability for Equistar's failure to perform in circumstances where that failure was caused by an act or failure to act of its Partner Sub. Without limiting the rights of the Partner Subs under the partnership agreement, and without prejudice to any rights, remedies or defenses Equistar may have in any other agreement or Conflict Circumstance, each Guarantor Parent has agreed to cause each of its Partner Subs to both (1) cause Equistar to pay, perform and observe all of the terms and provisions of other agreements to be paid, performed or observed by or on the part of Equistar under the agreements, according to their terms to the extent that the Partner Sub is a Nonconflicted General Partner and is thereby entitled to cause the payment, performance and observance of the terms and provisions and (2) except to the extent inconsistent with its obligations above, abide by its obligations as a Nonconflicted General Partner with respect to any Conflict Circumstance arising in connection with any other agreement according to the terms of the partnership agreement that apply.

     Nothing in the provisions described in this subsection shall require a Guarantor Parent to make or cause a Partner Sub to either (1) cure or mitigate Equistar's inability to make any payment or to perform or observe any terms and provisions under any other agreements, (2) cause Equistar to require from the Partner Subs any cash contributions in respect of any payment, performance or observance involving a Conflict Circumstance or (3) make any contribution to Equistar that the Partner Sub is not otherwise required to make under terms of the partnership agreement concerning required capital contributions. See "The Partnership Agreement--Transactions with Affiliates."

RESTRICTIONS ON TRANSFER OF PARTNER SUB STOCK

     Without the consent of each of Lyondell, Millennium, Oxy CH and Occidental Chemical (the "Ownership Parents"), no Ownership Parent may transfer less than all of its interests in its Partner Subs (the "Partner Sub Stock") except in compliance with the following provisions.

     Each Ownership Parent may transfer all, but not less than all, of its Partner Sub Stock, without the consent of the other Ownership Parents, if the transfer is in connection with either (1) a merger, consolidation, conversion or share exchange of the Ownership Parent or (2) a sale or other disposition of
(A) the Partner Sub Stock, plus (B) other assets representing at least 50% of the book value of the Ownership Parent's assets (or in the case of each of Oxy CH and Occidental Chemical, 50% of the book value of Oxy CH's assets) excluding the Partner Sub Stock, as reflected on its most recent audited consolidated or combined financial statements.

     In addition, any transfer of Partner Sub Stock by any Ownership Parent described above is only permitted if the acquiring, succeeding or surviving entity, if any, both (1) succeeds to and is substituted for the transferring Ownership Parent with the same effect as if it had been named in the parent agreement and (2) executes an instrument agreeing to be bound by the obligations of the transferring Ownership Parent under the parent agreement, with the same effect as if it had been named in the instrument.

     The transferring Ownership Parent may be released from its guarantee obligations under the parent agreement after the successor parent agrees to be bound by the Ownership Parent's obligations.

     Unless a transfer is permitted under the provisions described above, any Ownership Parent desiring to transfer all of its Partner Sub Stock to any person, including another Ownership Parent or any affiliate of an Ownership Parent, may only transfer its Partner Sub Stock for cash consideration and will give a written right of first option to Equistar and each of the other Ownership Parents. Each offeree parent will have the option to elect to purchase all of its proportional share, in the case of both the limited partner and general partner, of all of the Partner Sub Stock of the selling parent, on the terms described in the right of first offer. If one of the offeree parents, but not the other, elects to so purchase, the selling parent shall give written notice thereof to the offeree parent electing to purchase, and that parent shall have the option to purchase all of the Parent Sub Stock held by the selling parent, including the Partner Sub Stock it has not previously elected to purchase. Any election by an offeree parent not to purchase all of the Partner Sub Stock shall be deemed a rescission of the parent's original notice of acceptance of the Partner Sub Stock of that selling parent. If one or both of the offeree parents do not elect to purchase all of the selling parent's Partner Sub Stock within 45 days after the receipt of the initial notice or within 15 days after the receipt of the notice to an offeree parent electing to purchase, if applicable, the selling parent will have a further 180 days during which it may, subject to the provisions of the following paragraph, consummate the sale of its Partner Sub Stock to a third-party purchaser at a purchase price and on other terms that are no more favorable to the purchaser than the initial terms offered to the offeree parents. If the sale is not completed within the further 180-day period, the right of first offer will be deemed to have expired and a new right of first offer shall be required before the selling parent may make any transfer of its Partner Sub Stock.

     Before the selling parent may consummate a transfer of its Partner Sub Stock to a third party under the provisions described in the preceding paragraph, the selling parent shall demonstrate to the other Ownership Parents that the proposed purchaser, or the person willing to serve as its guarantor as contemplated by the terms of the parent agreement, has outstanding indebtedness that is rated investment grade by either Moody's or S&P. If such proposed purchaser or the other person has no rated indebtedness outstanding, that person shall provide an opinion from Moody's, S&P or from a nationally recognized investment banking firm that it could be reasonably expected to obtain a suitable rating. Moreover, an Ownership Parent may transfer its Partner Sub Stock, under the previous paragraph, only if all of the following occur:

     . the transfer is accomplished in a nonpublic offering in compliance with, and exempt from, the registration and qualification requirements of all federal and state securities laws and regulations;

     . the transfer does not cause a default under any material contract which has been approved unanimously by the Governance Committee and to which Equistar is a party or by which Equistar or any of its properties is bound;

     . the transferee executes an appropriate agreement to be bound by the parent agreement;

     . the transferor and/or transferee bears all reasonable costs incurred by Equistar in connection with the transfer;

     . the transferee, or the guarantor of the obligations of the transferee, delivers an agreement to each of the other Ownership Parents and Equistar substantially in the form of the parent agreement; and

     . the proposed transferor is not in default in the timely performance of any of its material obligations to Equistar.

     In no event may any Ownership Parent transfer the Partner Sub Stock of any of the subsidiaries that hold the direct interests in Equistar to any person unless the Ownership Parent simultaneously transfers the Partner Sub Stock of each of the subsidiaries that hold the direct interests in Equistar to that person or a wholly owned affiliate of that person or a common parent.

COMPETING BUSINESS BY OWNERS OF EQUISTAR OR THEIR AFFILIATES

     If any of Lyondell, Millennium, Occidental Chemical, Oxy CH or Occidental Chemical Holding or any of their affiliates desires to initiate or pursue any opportunity to undertake, engage in, acquire or invest in a business opportunity of the type described under "The Partnership Agreement--Business Opportunities Which Must be Offered to Equistar," it shall agree to offer that business opportunity to Equistar under the terms and conditions in the partnership agreement as if it were the "proposing partner," as described in such section. Equistar will have the rights and obligations arising from the offer of the business opportunity granted by the partnership agreement. See "The Partnership Agreement--Business Opportunities Which Must be Offered to Equistar."

EXECUTIVE OFFICERS

     The Governance Committee has delegated responsibility for day-to-day operations to the executive officers of Equistar. The executive officers consist of a Chief Executive Officer and others as determined from time to time by the Governance Committee. Except for the Chief Executive Officer, the approval of at least two representatives of each of Lyondell, Millennium and Occidental is required to appoint or discharge executive officers, based upon the recommendation of the Chief Executive Officer.

     The Chief Executive Officer holds office for a five-year term, assuming he does not resign or die and is not removed, and need not be an employee of Equistar. The Chief Executive Officer may be removed at any time by action of the Governance Committee. Lyondell has the right to designate Equistar's Chief Executive Officer, provided the person designated is reasonably acceptable to Millennium and Occidental.

     The following table sets forth the names and ages of the executive officers of Equistar as of March 1, 2002.

          Name              Age          Partnership Position
------------------------   ----   -----------------------------------------------------
Dan F. Smith..............  55    Chief Executive Officer
Eugene R. Allspach........  55    President and Chief Operating Officer
James W. Bayer............  46    Senior Vice President, Manufacturing
W. Norman Phillips, Jr....  47    Senior Vice President
Charles L. Hall...........  52    Vice President and Controller
Russell T. Crockett.......  38    Vice President, Responsible Care(R)and Engineering
J. R. Fontenot............  49    Vice President, Research and Development
Jeffrey L. Hemmer.........  44    Vice President, Supply Chain
John A. Hollinshead.......  52    Vice President, Human Resources
Gerald A. O'Brien.........  50    Vice President, General Counsel and Secretary
Jose L. Rodriguez.........  44    Vice President, Supply and Optimization
Robert E. Tolbert.........  59    Vice President and Chief Information Officer

     Mr. Smith has been Chief Executive Officer of Equistar since December 1997. Mr. Smith has been a director of Lyondell since October 1988. He has been President of Lyondell since August 1994 and Chief Executive Officer of Lyondell since December 1996. Mr. Smith was Chief Operating Officer of Lyondell from May 1993 to December 1996. Prior thereto, Mr. Smith held various senior executive positions with Lyondell and Atlantic Richfield Company ("ARCO"), including Executive Vice President and Chief Financial Officer of Lyondell, Vice President, Corporate Planning of ARCO and Senior Vice President in the areas of management, manufacturing, control and administration for Lyondell and the Lyondell Division of ARCO. Mr. Smith is a director of Cooper Industries, Inc. and ChemFirst, Inc. and is a member of the Governance Committee of Equistar. Mr. Smith is also a member of the Board and the Executive Committee for the American Chemistry Council and is Chairman of the Operating Board and the Executive Committee for the American Plastics Council.

     Mr. Allspach has been President and Chief Operating Officer of Equistar since December 1997. Mr. Allspach served as Group Vice President, Manufacturing and Technology for Millennium Petrochemicals from 1993 to 1997. Before 1993, Mr. Allspach held various senior executive positions with Millennium, including Group Vice President, Manufacturing and Manufacturing Services and Vice President, Specialty Polymers and Business Development. Mr. Allspach has served as Executive Vice President of Lyondell since December 2, 1999. Mr. Allspach is a member of the Board of the American Chemistry Council and the Operating Board for the American Plastics Council. Mr. Allspach also is a director, a member of the Executive Committee and the Treasurer for the National Petrochemical and Refiners Association. Effective March 31, 2002, Mr. Allspach is retiring from Equistar and Lyondell.

     Mr. Bayer has been Senior Vice President, Manufacturing for Equistar and Lyondell since October 2000. Prior thereto, Mr. Bayer was the Vice President of Health, Safety & Environment and Engineering. From December 1997 to July 1999, he was Director, Gulf Coast Manufacturing for ARCO Chemical. Prior to December 1997, Mr. Bayer served as Channelview Plant Manager for ARCO Chemical. Mr. Bayer is also a member of the Partnership Governance Committee of LCR.

     Mr. Phillips has been Senior Vice President of Equistar since August 1998. He was previously Vice President, Petrochemicals of Equistar from December 1997 to August 1998. Mr. Phillips also has served as Senior Vice President of Lyondell since October 2000. He previously served as Vice President, Polymers of Lyondell from January 1997 to December 1997, and as Vice President of Lyondell with responsibilities in the areas of marketing and operations from 1993 to January 1997.

     Mr. Hall was appointed Vice President and Controller of Equistar and Lyondell in October 2001. Prior thereto, Mr. Hall was with BP (formerly BP Amoco Corporation) for sixteen years in a variety of financial positions, including General Manager - Accounting and Reporting for BP's North American operations, Controller of Amoco Chemical Company and Assistant Controller of Amoco Corporation. Prior to joining BP, Mr. Hall spent ten years with Arthur Young & Company.

     Mr. Crockett was named Vice President, Responsible Care(R)and Engineering for Equistar and Lyondell in October 2000. Prior thereto, he was Equistar's Channelview Hydrocarbons Plant Manager since March 1999. Mr. Crockett originally joined Lyondell in 1996 as a Treasury Consultant and, in January 1997, became the Business Manager of Aromatics for Lyondell and LCR.

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

     Mr. Hemmer has been Vice President, Supply Chain of Equistar and Lyondell since February 2001. Prior thereto, he served as Vice President, Customer Supply Chain of Equistar since May 1999 and Lyondell since October 2000. Previously he was Vice President, Information Systems and Business Process Improvement of Equistar from December 1997 to May 1999. Prior to the formation of Equistar, Mr. Hemmer had been Director, Engineering and Licensing for Millennium Petrochemicals from October 1996 to December 1997. Before October 1996, he was manager of polyethylene process and engineering technology for Exxon Chemical.

     Mr. Hollinshead has been Vice President, Human Resources for Equistar and Lyondell since July 1998. Prior to his appointment he was Director, Human Resources, Manufacturing and Engineering for Equistar from 1997. Mr. Hollinshead served as Manager, Human Resources with Lyondell from 1985 to 1997.

     Mr. O'Brien has been Vice President, General Counsel and Secretary of Equistar since December 1997. Prior to his appointment with Equistar, Mr. O'Brien served as Associate General Counsel of Lyondell since 1989. Mr. O'Brien has served as Vice President and Deputy General Counsel of Lyondell since December 1999.

     Mr. Rodriguez is Vice President, Supply and Optimization for Equistar and Lyondell. Prior to being named to his current position in March 2000, Mr. Rodriguez served as Vice President, Planning, Evaluations and Supply for LCR since 1998. He joined LCR in 1993 as Manager of Planning, Evaluations and Manufacturing Coordination. He was promoted to Director of Planning, Evaluations and Supply in 1996.

     Mr. Tolbert was appointed Vice President and Chief Information Officer of Equistar and Lyondell in May 1999. He was named Vice President, Information Services for Lyondell in July 1998. He served as General Auditor for ARCO from 1991 to 1995, when he was named Vice President, Information Services for ARCO Chemical.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The table below provides information regarding the compensation awarded to or earned by Equistar's Chief Executive Officer and the next four most highly compensated executive officers (collectively, the "named executive officers") during the fiscal years ended December 31, 2001, 2000 and 1999.


                                                                                       Long-Term Compensation
                                                                                      ------------------------
                                                        Annual Compensation             Awards        Payouts
                                                ---------------------------------     ----------     ---------
                                                                                        Securities   Long-term
                                                                                       Underlying     Incentive      All Other
                                                      Bonus ($)    Other Annual        Options (#)   Payouts ($)   Compensation ($)
 Name and Principal Position     Year    Salary ($)     (a)      Compensation ($)(b)      (c)          (d)              (e)
-----------------------------   ------  -----------  ----------  -------------------  ------------  ------------  -----------------
Dan F. Smith (f)..............   2001       --               --         --               --            --             --
   Chief Executive Officer       2000       --               --         --               --            --             --
                                 1999       --               --         --               --            --             --

Eugene R. Allspach (g)........   2001     450,112        17,014       18,589            125,050       608,804         69,611
    President and                2000     450,112       103,031       14,720             --           227,220         68,437
    Chief Operating Officer      1999     413,088       480,300       13,926             --            --             60,737

W. Norman Phillips, Jr........   2001     296,010         9,324       13,945             54,607       307,142         52,233
   Senior Vice President         2000     288,912        56,685       11,489             --          129,948          49,932
                                 1999     278,720       277,800       10,519             --           --              49,047

Brian A. Gittings (h).........   2001     296,010         9,324       13,327             54,607       254,300        620,161
   Senior Vice President         2000     284,310        55,782        7,933             --           67,032          44,219
                                 1999     269,516       268,600        9,259             --           --              50,998

J. R. Fontenot................   2001     287,014       116,097       13,145             56,433       250,818         47,683
   Vice President                2000     270,816        53,134       10,843             --           77,840          50,092
                                 1999     254,592       253,700        6,561             --           --              46,864

_____________
(a) Mr. Fontenot provides support to both Lyondell and Equistar pursuant to a Shared Services Agreement. As a result, Mr. Fontenot's bonus shown for 2001 was calculated based on the economic value of the entire Lyondell enterprise (including Equistar). The bonus amounts shown for 2001 for Messrs. Allspach, Phillips and Gittings were calculated solely with reference to Equistar.
(b) Includes imputed income in respect of Equistar's Long-Term Disability Plan and tax gross-ups (the additional reimbursement paid to a recipient to cover the federal income tax obligations associated with the underlying benefit, including an additional amount based on maximum applicable income tax rates) in respect of financial counseling reimbursements, as set forth below:


Imputed Income:               Year      Mr. Allspach     Mr. Phillips   Mr. Gittings   Mr. Fontenot
                              ----      -------------    ------------   ------------   ------------
                              2001          $10,456        $ 7,285         $ 9,063        $ 7,145
                              2000           10,456          7,225           4,024          6,579
                              1999           10,018          6,255           2,214          2,298

Financial Counseling
Tax Gross-Ups:                Year      Mr. Allspach     Mr. Phillips   Mr. Gittings   Mr. Fontenot
                              ----      -------------    ------------   ------------   ------------
                              2001         $ 8,133         $ 6,660         $ 4,264        $ 6,000
                              2000           4,264           4,264           3,909          4,264
                              1999           3,908           4,264           7,045          4,263


(c) Amounts shown represent "Equistar options" and were awarded under the Incentive Plan, as described in the Option Grants in 2001 table below.
(d) Awards have been made to each of Messrs. Allspach, Phillips, Gittings and Fontenot under Equistar's Bonus Plan, which awards entitle them to deferred cash payments made in three annual installments. The amounts shown for 2001 represent the initial one third of the amount earned with respect to 1999 and the second one third of the amount earned with respect to 1998. The amounts shown for 2000 represent the initial one third of the amount earned with respect to 1998.
(e) Includes contributions to the Executive Supplementary Savings Plan, incremental executive medical plan premiums, financial counseling reimbursements and amounts in respect of the Executive Life Insurance Plan, as follows:


                                               Year   Mr. Allspach   Mr. Phillips  Mr. Gittings   Mr. Fontenot
                                               ----   -----------    ------------  ------------   ------------
Executive Supplementary Savings Plan.........  2001     $36,009      $23,681      $23,681           $22,961
Incremental Medical Plan Premiums............  2001      16,007       16,007       11,857            11,857
Financial Counseling Reimbursement...........  2001      13,555       11,100        7,107            10,000
Executive Life Insurance Plan................  2001       4,040        1,445        1,261             2,865

     The amount shown for 2001 for Mr. Gittings includes a payment of $576,255 that Mr. Gittings received pursuant to Equistar's Bonus Plan as a result of his retirement. The payment includes: $47,880, representing the final one third of the deferred cash payments earned with respect to 1998; $402,867, representing the final two thirds of the deferred cash payments earned with respect to 1999; and $125,508, representing the entire deferred cash payments earned with respect to 2000. In addition, the Equistar options granted to Mr. Gittings in 2001 vested upon his retirement. Mr. Gittings has one year after his retirement date to exercise these Equistar options. Mr. Gittings will receive a prorated payment with respect to the performance shares granted to him in 2001, based on the number of days he was employed by Equistar during the 2001-2003 performance cycle. Any payment made with respect to the performance shares will be made at the same time and in the same manner as made to all other holders of performance shares.

(f) Mr. Smith serves as the Chief Executive Officer of both Lyondell and Equistar. Mr. Smith does not receive any compensation from Equistar. Equistar pays a fee to Lyondell in recognition of Mr. Smith's services. See "Item 13. Certain Relationships and Related Transactions--Agreement Regarding Services of Equistar's Chief Executive Officer."
(g)  Mr. Allspach is retiring effective March 31, 2002.
(h)  Mr. Gittings retired effective December 31, 2001.

EQUISTAR'S BONUS PLAN

     Prior to 2001, Equistar provided performance-driven, annual and long-term incentive compensation to selected key employees through the Equistar Bonus Plan. The Bonus Plan integrated current and deferred (or long-term) components. Awards were based on whether Equistar reached its performance and financial goals in critical areas, primarily economic value added. Economic value added was used to measure Equistar's cash flow performance in excess of a capital charge, which was calculated by multiplying the capital invested in Equistar by Equistar's weighted average cost of capital.

     Awards consisted of a combination of annual (or current cash) and long-term (or deferred cash) compensation. The relative percentages of current cash and deferred cash components were based on the market value of the Bonus Plan participant's position, with the percentage of deferred cash compensation increasing as compared with current cash compensation as the market value of the Bonus Plan participant's position increased. The current portion of the awards with respect to 1999 and 2000 is disclosed under the "Bonus" column of the Summary Compensation Table next to the appropriate year. The deferred cash portion of each award is paid out over three consecutive years, one-third each year, beginning approximately one year from the payment of the related annual cash component. For the awards with respect to 1999 and 2000, the payout amounts for the deferred compensation component could be adjusted upward, with no cap, or downward, with an 80% floor, based on Equistar's ongoing results over the three-year period from 2000 to 2002 (for awards with respect to 1999) and the three-year period from 2001 to 2003 (for awards with respect to 2000). The Bonus Plan remains in effect. However, in 2001, Equistar adopted a new Incentive Plan.

EQUISTAR'S INCENTIVE PLAN

     In 2001, Equistar adopted a new Incentive Plan and made the first grants of incentive awards under this Incentive Plan to executive officers. Equistar believes that the 2001 grants of incentive awards are comparable in value to grants of incentive awards in prior years. The 2001 awards were made in three forms:

     . Annual cash awards, which reward management for economic value added and financial and operational performance based on other measures selected by the Compensation Committee of Equistar's Governance Committee.

     . Equistar options, which give participants the right to receive a cash payment equal to the increase in the value of a predetermined number of units whose value is determined by the composite market values of Lyondell, Millennium and Occidental common stock, weighted in proportions set by the Compensation Committee of Equistar's Governance Committee. The awards have a strike price equal to the weighted composite market value of the owner companies, vest in annual one-third increments and generally have a term of ten years.

     . Equistar performance shares, which allow participants to receive a cash payment equal to the value of a predetermined number of units whose value is determined by the composite market values of Lyondell, Millennium and Occidental common stock, weighted in proportions set by the Compensation Committee of Equistar's Governance Committee. The cash payment actually made to participants will depend on the weighted composite total shareholder return for Equistar's owners over a three-year period.

     Equistar believes that this Incentive Plan allows the Compensation Committee of the Governance Committee to make awards that provide appropriate performance and retention incentives to management.

                                          OPTION GRANTS IN 2001


                                                       Individual Grants
                         --------------------------------------------------------------------------
                           No. of Securities    % of Total Options    Exercise                        Grant Date
                             Underlying            Granted to          Price         Expiration         Present
Name                       Options Granted      Employees in 2001    ($/Unit)          Date           Value ($)
----                       ---------------      -----------------     -------          ----           ---------
Mr. Smith(a)                  --                    --                 --              --                --
Mr. Allspach(b)             125,050                14.4               17.21          2/13/11          847,801
Mr. Phillips(b)              54,607                 6.3               17.21          2/13/11          370,219
Mr. Gittings(b)              54,607                 6.3               17.21          2/13/11          370,219
Mr. Fontenot(b)              56,433                 6.5               17.21          2/13/11          382,599
---------------------

(a) Mr. Smith serves as the Chief Executive Officer of both Lyondell and Equistar. Mr. Smith does not receive any compensation from Equistar. Equistar pays a fee to Lyondell in recognition of Mr. Smith's services. See "Item 13. Certain Relationships and Related Transactions--Agreement Regarding Services of Equistar's Chief Executive Officer."

(b) Awards to Messrs. Allspach, Phillips, Gittings and Fontenot represent "Equistar options" and were made by Equistar pursuant to the Incentive Plan. The Equistar options give participants the right to receive a cash payment equal to the increase in the value of a predetermined number of units whose value is determined by the composite market values of Lyondell, Millennium and Occidental common stock, weighted in proportions set by the Compensation Committee of Equistar. The initial weighting factors set by the Compensation Committee are: (1) Lyondell, 45%, (2) Millennium, 45% and (3) Occidental, 10%. However, the Compensation Committee has discretion to change the weighting factors. The Equistar options have an exercise price equal to the weighted composite market value of the common stock of the owner companies on the grant date, and vest in one-third annual increments, with the first third vesting on February 13, 2002. The Equistar options are subject to early vesting under certain specified conditions. The grant date present value per unit of Equistar options granted was estimated using the Black-Scholes option-pricing model, on a three-year basis for each of Equistar's owners, and based on certain assumptions for each of Equistar's owners. The Black-Scholes values for the owner companies were then weighted in accordance with the weighting factors set forth above to estimate the grant date present value per unit of Equistar options. The following assumptions were used with respect Lyondell: fair value per share--$4.60; dividend yield--5.31%; expected volatility--49.53%; risk-free interest rate--5.58%; and maturity in years--10. The following assumptions were used with respect to
     Millennium: fair value per share--$7.20; dividend yield--3.19%; expected volatility--50.21%; risk-free interest rate--5.58%; and maturity in years--10. The following assumptions were used with respect to
     Occidental: fair value per share--$6.52; dividend yield--4.74%; expected volatility--38.51%; risk-free interest rate--5.58%; and maturity in years--10.

     No Equistar options were exercised during 2001 by any named executive officers. The following table shows the number of composite units represented by outstanding Equistar options held by each of the named executive officers as of December 31, 2001, including the value of "in-the-money" Equistar options, which represents the positive spread between the exercise price of any such Equistar option and the year end weighted composite market value.

                       OPTION VALUES AT DECEMBER 31, 2001


                                                          Number of Securities
                                                         Underlying Unexercised           Value of Unexercised
                                                          Options at Fiscal             In-The-Money Options at
Name                                                          Year-End (#)                Fiscal Year-End ($)
----                                                  ----------------------------      ------------------------
                                                        Exercisable   Unexercisable    Exercisable  Unexercisable
                                                      -------------   -------------   ------------  --------------
Mr. Smith (a)......................................       --               --             --             --
Mr. Allspach (b)...................................       --             125,050          --             --
Mr. Phillips (b)...................................       --              54,607          --             --
Mr. Gittings (b)...................................       --              54,607          --             --
Mr. Fontenot (b)...................................       --              56,433          --             --

________
(a) Mr. Smith serves as the Chief Executive Officer of both Lyondell and Equistar. Mr. Smith does not receive any compensation from Equistar. Equistar pays a fee to Lyondell in recognition of Mr. Smith's services. See "Item 13. Certain Relationships and Related Transactions--Agreement Regarding Services of Equistar's Chief Executive Officer."

(b) Equistar options were awarded pursuant to the Incentive Plan. The awards have an exercise price of $17.21, which is equal to the composite market value on the date of grant of the common stock of Equistar's owner companies, as weighted in proportions set by Equistar's Compensation Committee. The initial weighting factors set by the Compensation Committee are: (1) Lyondell, 45%, (2) Millennium, 45% and (3) Occidental, 10%. However, the Compensation Committee has discretion to change the weighting factors. The composite market value of the common stock of Equistar's owner companies on December 31, 2001, as weighted in proportions set by the Compensation Committee, was $14.7715.

                      LONG-TERM INCENTIVE PLANS--AWARDS IN 2001

                                       Number of       Performance
                                        Shares,         or Other
                                       Units or       Period Until      Estimated Future Payouts under
                                        Other         Maturation          Non-Stock Price-Based Plans
                                                                       -----------------------------------------
Name                                  Rights (#)       Or Payout       Threshold (#)  Target (#)   Maximum (#)
----                                  ----------       ---------       -------------  ----------   -------------
Mr. Smith (a) ......................      --               --               --.           --            --
Mr. Allspach (b).................... 39,786 units    1/1/01-12/31/03    7,957 units  39,786 units  79,572 units
Mr. Phillips (b).................... 17,374 units    1/1/01-12/31/03    3,474 units  17,374 units  34,748 units
Mr. Gittings (b) ................... 17,374 units    1/1/01-12/31/03    3,474 units  17,374 units  34,748 units
Mr. Fontenot (b) ................... 17,955 units    1/1/01-12/31/03    3,591 units  17,955 units  35,910 units

---------
(a) Mr. Smith serves as the Chief Executive Officer of both Lyondell and Equistar. Mr. Smith does not receive any compensation from Equistar. Equistar pays a fee to Lyondell in recognition of Mr. Smith's services. See "Item 13. Certain Relationships and Related Transactions--Agreement Regarding Services of Equistar's Chief Executive Officer."

(b)  The awards granted to Messrs. Allspach, Phillips, Gittings and
     Fontenot are performance share awards pursuant to the Incentive Plan. Equistar performance share awards allow participants to receive a cash payment equal to the value of a predetermined number of units whose value is determined by the composite market value of Lyondell, Millennium and Occidental common stock, weighted in proportions set by Equistar's Compensation Committee. The initial weighting factors set by the Compensation Committee are: (1) Lyondell, 45%, (2) Millennium, 45% and
     (3) Occidental, 10%. However, the Compensation Committee has discretion to change the weighting factors. Equistar performance share awards may only be paid in cash. The cash amount actually paid to participants will depend on the weighted composite total shareholder return for the owner companies over the 2001-2003 performance cycle. The performance target is to achieve total shareholder return (defined as the change in composite fair market value of a unit plus composite dividend yield measured over the course of the performance cycle) during the performance cycle of at least the fiftieth percentile, as compared to the companies in the peer group. In order for any performance shares to be earned, a total shareholder return ranking of at least the thirtieth percentile (the threshold amount) must be achieved; and total shareholder return in the eightieth percentile will result in the maximum payment set forth above. Shareholder returns between the thirtieth and fiftieth percentile, or between the fiftieth and eightieth percentile will be interpolated between the values listed above. The companies composing the peer group are all chemical or specialty chemical companies.

PENSION BENEFITS

     The following table shows estimated annual pension benefits payable to Equistar's employees, including the named executive officers (other than Mr. Smith, who does not receive any compensation from Equistar), upon retirement at age 65 based on credited service as of January 1, 2002, under the provisions of the Equistar Retirement Plan and the Equistar Supplementary Executive Retirement Plan (together, the "Equistar Retirement Plan").

                               PENSION PLAN TABLE

  Average Final Earnings (Base
   Salary plus Annual Bonus)
   Highest Three Consecutive         Approximate Annual Benefit for Years of Membership Service Indicated (a)
                                     ------------------------------------------------------------------------
  Years out of Last 10 Years           15 Years        20 Years      25 Years       30 Years        35 Years
------------------------------         --------        --------      --------       --------        --------
$1,200,000                            $ 239,616       $ 319,488     $ 399,360      $ 479,232       $ 559,104
 1,100,000                              219,648         292,864       366,080        439,296         512,512
 1,000,000                              199,680         266,240       332,800        399,360         465,920
   900,000                              179,712         239,616       299,520        359,424         419,328
   800,000                              159,744         212,992       266,240        319,488         372,736
   700,000                              139,776         186,368       232,960        279,552         326,144
   600,000                              119,808         159,744       199,680        239,616         279,552
   500,000                               99,840         133,120       166,400        199,680         232,960
   400,000                               79,872         106,496       133,120        159,744         186,368
   300,000                               59,904          79,872        99,840        119,808         139,776
   200,000                               39,936          53,248        66,560         79,872          93,184

---------
(a)  As of December 31, 2001, each of Messrs. Allspach, Phillips,
     Gittings and Fontenot had four years of credited service (rounded to the nearest whole number) under the Equistar Retirement Plan. Mr. Gittings retired effective December 31, 2001 and Mr. Allspach is retiring effective March 31, 2002.

     The amounts shown in the above table are necessarily based upon certain assumptions, including retirement of the employee at age 65, based on credited services as of January 1, 2002, and payment of the benefit under the basic form of allowance provided under the Equistar Retirement Plan (payment for the life of the employee only). The amounts will change if the payment is made under any other form of allowance permitted by the respective retirement plan, or if an employee's actual retirement occurred after January 1, 2002, since the "annual covered compensation level" of such employee (one of the factors used in computing the annual retirement benefits) may change during the employee's subsequent years of membership service. The covered compensation for which retirement benefits are computed under the Equistar Retirement Plan is the average of the participant's highest three consecutive years out of the last ten years of base salary plus annual bonus. Base salary and annual bonus amounts are set forth under the "Salary" and "Bonus" headings in the Summary Compensation Table. The benefits shown are not subject to deduction for Social Security benefits or other offset amounts.

EXECUTIVE SEVERANCE ARRANGEMENTS AND CHANGE IN CONTROL

     On March 15, 1999, Lyondell's compensation committee adopted the Lyondell Chemical Company Executive Severance Pay Plan (the "Severance Plan"), which generally applies to all executive officers of Lyondell, including Messrs. Smith and Allspach, and certain other key members of management that are designated by the Chief Executive Officer of Lyondell. Effective as of October 5, 2000, Lyondell's compensation committee amended and restated the Severance Plan to cover executive officers and other key members of management (as designated by the Chief Executive Officer of Lyondell) of Lyondell's subsidiaries, including Equistar. The Severance Plan provides for the payment of certain benefits to covered employees upon certain terminations following a Change in Control of Lyondell. Effective as of January 1, 2002, under the Severance Plan, a "Change in Control" of Lyondell means any one of the following events:

     . the incumbent directors of Lyondell (directors as of February 1, 1999 or individuals recommended or approved by a majority of the then incumbent directors other than as a result of either an actual or threatened election contest) cease to constitute at least a majority of Lyondell's Board of Directors,

     . the shareholders of Lyondell approve a merger, consolidation, or recapitalization of Lyondell, or a sale of substantially all Lyondell's assets, unless immediately after the consummation of the transaction, the shareholders of Lyondell immediately prior to the transaction would own 80% or more of the then outstanding equity interests and combined voting power of the then outstanding voting securities of the resulting entity, or the incumbent directors at the time of initial approval of the transaction would, immediately after the transaction, constitute a majority of the Board of Directors or similar managing group of such resulting entity,

     . the shareholders of Lyondell approve any plan for the liquidation or dissolution of Lyondell,

     . any person shall become the beneficial owner of more than 20% of the outstanding common stock of Lyondell or combined voting power of all voting securities of Lyondell, unless such person exceeds 20% ownership solely as a result of (A) Lyondell acquiring securities and correspondingly reducing the number of shares or other voting securities outstanding, (B) an acquisition of securities directly from Lyondell except for any conversion of a security that was not acquired directly from Lyondell or (C) a direct or indirect acquisition by Occidental or Millennium (or an affiliate) of beneficial ownership of securities representing (x) in the case of Occidental and its affiliates, no more than 40%, (y) in the case of Millennium and its affiliates, no more than 40%, and (z) in the case of Occidental and Millennium and their respective affiliates in the aggregate, no more than 49% of either the then outstanding common stock or combined voting power of the then outstanding voting securities of Lyondell, as contemplated by any agreement between Lyondell and Occidental and/or Millennium or their affiliates where, as a result of the transaction or series of related transactions, Lyondell or the resulting entity owns a greater percentage equity interest in Equistar than Lyondell owned immediately prior to the transactions. If a person referred to in either (A) or (B) of this clause shall thereafter become the beneficial owner of additional shares of Lyondell's common stock or other ownership interests representing 1% or more of the outstanding shares of Lyondell's common stock or 1% or more of the combined voting power of Lyondell (other than by stock split, stock dividend or similar transaction or as a result of an event described in (A), (B) or (C) of this clause), then a Change in Control will be deemed to have occurred.

     A Change in Control will not be deemed to occur under the second bullet of the paragraph above if each of the following conditions is met: (1) the transaction is between Lyondell and/or its affiliates and Millennium and/or its affiliates, (2) Lyondell or an entity that was a wholly owned subsidiary of Lyondell prior to the transaction has a class of equity securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, immediately after the transaction, (3) Millennium or an entity that was a wholly owned subsidiary of Millennium prior to the transaction has a class of equity securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, immediately after the transaction, and (4) as a result of the transaction, Lyondell or its affiliates own a greater percentage equity interest in Equistar than Lyondell owned immediately prior to the transaction.

     If an employee covered under the Severance Plan is terminated by his or her employer without cause or by the employee for good reason (which includes certain "constructive" terminations) within two years following a Change in Control, the employee will be entitled to receive from Lyondell a payment equal to one times to three times annual earnings, depending on the employee's position with his or her employer. Annual earnings for this purpose is generally the sum of an employee's base pay plus target annual bonus. Mr. Smith would receive from Lyondell a payment equal to three times his annual earnings. Each of Messrs. Phillips and Fontenot would receive from Lyondell a payment equal to two times his annual earnings. Upon retirement, Messrs. Allspach and Gittings will no longer be covered by the Severance Plan. Outstanding Lyondell option awards, if any, to covered employees will be automatically vested. Covered employees will also receive, at Lyondell's expense: (1) eligibility to commence vested early retirement benefits under Lyondell's or a subsidiary's retirement plans, actuarially reduced for early commencement, and retiree medical coverage; (2) continuation of welfare benefit coverages for a period of two years following termination; and (3) outplacement services for a period of one year, at a cost not to exceed $40,000. In addition, covered employees will receive from Lyondell a gross-up payment for the amount of the excise tax liability, if any, imposed pursuant to Code Section 4999 with respect to any benefits paid in connection with the Change in Control. In order to receive benefits under the Severance Plan, a covered employee must sign a general release of claims against Lyondell and its affiliates. Upon a Change in Control, if applicable, Lyondell will also deposit into its Supplemental Executive Benefit Plans Trust any additional assets necessary to fully fund the benefits due under its Supplementary Executive Retirement Plan and Executive Deferral Plan. The Severance Plan may be amended or terminated at any time prior to a Change in Control or, if earlier, prior to the date that a third party submits a proposal to the Board of Directors that is reasonably calculated, in the judgment of Lyondell's compensation committee, to effect a Change in Control. The Severance Plan may not be amended to deprive a covered employee of benefits after a Change in Control.

COMPENSATION OF PARTNERSHIP GOVERNANCE COMMITTEE MEMBERS

     Members of the Governance Committee do not receive any compensation from Equistar for their service.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The members of the Compensation Committee are Robert T. Blakely, Stephen
I. Chazen and John E. Lushefski. Mr. Smith, Equistar's Chief Executive Officer, is also President, Chief Executive Officer and a director of Lyondell. Mr. Blakely is Executive Vice President and Chief Financial Officer of Lyondell. Mr. Chazen is Executive Vice President - Development and Chief Financial Officer of Occidental, and Mr. Lushefski is Senior Vice President and Chief Financial Officer of Millennium.

     Lyondell, Millennium and Occidental and their respective affiliates are parties to various agreements and transactions with Equistar. See "Item 13--Certain Relationships and Related Transactions."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Equistar is a limited partnership wholly owned by Lyondell Petrochemical L.P. Inc. ("Lyondell LP"), Millennium Petrochemicals LP LLC ("Millennium LP "), Occidental Petrochem Partner 1, Inc. ("Occidental LP1") and Occidental Petrochem Partner 2, Inc. ("Occidental LP2"), as the limited partners, and Lyondell Petrochemical G.P. Inc. ("Lyondell GP"), Millennium Petrochemicals GP LLC ("Millennium GP") and Occidental Petrochem Partner GP, Inc. ("Occidental GP"), as the general partners.

     The following information is given with respect to the partners' interests in Equistar as of March 1, 2002.

                                                                   Percentage
     Name and Address of                          Nature of        Partnership
      Beneficial Owner                      Beneficial Ownership    Interest
      ----------------                      --------------------    --------
Lyondell LP..........................          Limited Partner         40.180%
   300 Delaware Ave.
   Wilmington, DE 19801
Millennium LP........................          Limited Partner         28.910%
   230 Half Mile Road
   Red Bank, NJ 07701
Occidental LP1.......................          Limited Partner          6.623%
   10889 Wilshire Blvd.
   Los Angeles, CA 90024
Occidental LP2.......................          Limited Partner         22.876%
   10889 Wilshire Blvd.
   Los Angeles, CA 90024
Lyondell GP..........................          General Partner          0.820%
   1221 McKinney Street
   Houston, TX 77010
Millennium GP........................          General Partner          0.590%
   230 Half Mile Road
   Red Bank, NJ 07701
Occidental GP........................          General Partner          0.001%
   10889 Wilshire Blvd.
   Los Angeles, CA 90024

     Lyondell owns 100% of the outstanding capital stock of each of Lyondell LP and Lyondell GP. Lyondell has pledged its interests in each of the Equistar partners owned by Lyondell under its bank credit facility. Millennium indirectly owns 100% of the outstanding equity interests of each of Millennium LP and Millennium GP. Millennium has pledged its interest in each of the Equistar partners owned by Millennium under its bank credit facility. Occidental indirectly owns 100% of the outstanding capital stock of each of Occidental LP1, Occidental LP2 and Occidental GP.

LYONDELL

     Lyondell is a global chemical company with leading market positions in all of its major products. Lyondell had revenues of approximately $3.2 billion for the year ended December 31, 2001, and approximately $6.7 billion of assets at December 31, 2001. Lyondell is vertically integrated into its key raw materials through its equity ownership in Equistar, LCR and LMC. Lyondell operates in the following businesses:

     . Intermediate Chemicals and Derivatives. Lyondell is the world's largest producer of propylene oxide, commonly referred to as PO, and a leading worldwide producer and marketer of PO derivatives. Lyondell is the world's third largest supplier of toluene diisocyanate. Lyondell is also a major producer and marketer of styrene monomer and tertiary butyl alcohol, co-products of Lyondell's proprietary PO technology.

     . Petrochemicals and Polymers. Lyondell operates in these businesses through its ownership interest in Equistar.

     . Refining. Lyondell owns 58.75% of LCR, which owns one of the largest crude oil refineries in the United States, located in Houston, Texas. The refinery is a full conversion refinery with heavy crude oil processing capability of approximately 268,000 barrels per day of 17 degree API gravity crude oil.

     . Methanol. Lyondell owns 75% of LMC, the third largest producer of methanol in the United States.

MILLENNIUM

     Millennium is a major international chemical company, with leading market positions in a broad range of commodity, industrial, performance and specialty chemicals. Millennium manufactures products in 14 plants on four continents. Millennium had revenues of approximately $1.6 billion for the year ended December 31, 2001, and approximately $3.0 billion of assets at December 31, 2001. In addition to its interest in Equistar, Millennium operates in three principal business segments:

     . Titanium Dioxide and Related Products. Millennium is the second largest producer of titanium dioxide, or TiO/2/, in the world, with manufacturing facilities in the United States, the United Kingdom, France, Australia and Brazil. Millennium is also the largest merchant seller of titanium tetrachloride in North America and Europe and a major producer of zirconia, cadmium/selenium-based pigments and silica gel.

     . Acetyls. Millennium is the second largest producer of acetic acid and vinyl acetate monomer in North America.

     . Specialty Chemicals. Millennium is a leading producer of fragrance chemicals.

OCCIDENTAL

     Occidental explores for, develops, produces and markets crude oil and natural gas. Occidental also manufactures and markets basic chemicals, including chlorine, caustic soda and ethylene dichloride, vinyls, including polyvinyl chloride resins and vinyl chloride monomer, through its 76% interest in Oxy Vinyls, LP, and performance chemicals. Occidental conducts its operations through various oil and gas and chemical subsidiaries and affiliates. Occidental also has an interest in petrochemicals through its 29.5% ownership interest in Equistar, which it intends to sell to Lyondell.

     Occidental had net sales of approximately $14 billion for the year ended December 31, 2001 and approximately $17.9 billion of assets as of December 31, 2001. Occidental's principal business consists of two industry segments:

     . Oil and Gas Operations. Occidental conducts oil and gas operations in the United States, Colombia, Ecuador, Oman, Pakistan, Qatar, Russia and Yemen. At December 31, 2001, Occidental had total reserves of 1,897 million barrels of oil and 2,068 billion cubic feet of natural gas.

     . Chemical Operations. Occidental conducts its chemical operations through Occidental Chemical Corporation and its various subsidiaries and affiliates, including Equistar. Occidental is a chemical manufacturer, with interests in basic chemicals, vinyls, petrochemicals and performance chemicals.

EFFECT OF ANY POTENTIAL CHANGE IN OWNERSHIP

     Any one or more of Lyondell, Millennium or Occidental may transfer control of their interests in Equistar or engage in mergers or other business combination transactions with a third party or with one or more of the other owners that could result in a change in control of any one of Lyondell, Millennium, Occidental or Equistar. Because of the unanimous approval requirements in Equistar's partnership governance structure, any transfer of an interest in Equistar or change of control of any one of Equistar's owners could affect the governance of Equistar. Equistar cannot predict how a change of owners would affect Equistar's operations or business.

     Unless waived by each of Equistar's owners, Equistar's partnership agreement provides that a direct or indirect transfer of an interest in Equistar generally may occur only if the other owners are first offered the opportunity to purchase the interest and, if the transferee is a third party, the transferee has an "investment grade" debt rating. However, if interests are transferred in connection with a merger or sale of a majority of the other assets of Lyondell, Millennium or specified subsidiaries of Occidental, the other owners do not have a right of first option and the investment grade requirement is not applicable.

     The types of transactions described above could involve third parties and/or one or more of Lyondell, Millennium or Occidental. Equistar's owners have discussed, and from time to time may continue to discuss, whether in connection with their ordinary course dialogue regarding Equistar's business or otherwise, transactions which if consummated could result in a transfer or modification, either directly or indirectly, of their ownership interest in Equistar.

     Equistar's credit facility provides that an event of default occurs if any combination of Lyondell, Millennium and Occidental, collectively, cease to own at least a 50% interest in Equistar. An event of default under Equistar's credit facility would permit the lenders to declare amounts outstanding under the credit facility immediately due and payable, which would result in an event of default under the indenture for the Equistar notes due 2008, and could permit the lenders under Equistar's credit facility to terminate future commitments to make revolving loans and acquire participations in letters of credit or swingline loans. If the lenders accelerated their loans, no assurance can be given that Equistar's assets would be sufficient to fund the repayment of indebtedness.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Equistar believes that the related party transactions described below were obtained on terms substantially no more or less favorable than those that would have been agreed upon by third parties on an arm's length basis.

ASSET CONTRIBUTIONS BY LYONDELL AND AFFILIATES OF MILLENNIUM AND OCCIDENTAL

     Both Lyondell and Millennium Petrochemicals entered into separate asset contribution agreements on December 1, 1997, providing for the contribution of the Lyondell and Millennium contributed businesses. Wholly owned subsidiaries of Occidental (the "Occidental Subsidiaries") entered into an asset contribution agreement with Equistar on May 15, 1998, with respect to the transfer of the Occidental contributed business, a portion of which transfer was accomplished through a merger of an Occidental Subsidiary with and into Equistar. Among other things, the asset contribution agreements required representations and warranties by the contributor regarding the transferred assets and indemnification of Equistar by the contributor. These agreements also provide for the assumption by Equistar of, among other things:

     . third-party claims that are related to preclosing contingent liabilities that are asserted before December 1, 2004 as to Lyondell and Millennium Petrochemicals, or before May 15, 2005 as to the Occidental Subsidiaries, to the extent the aggregate amount does not exceed, in the case of each of Lyondell, Millennium and the Occidental Subsidiaries, $7 million;

     . third-party claims related to preclosing contingent liabilities that are asserted for the first time after December 1, 2004 as to Lyondell and Millennium Petrochemicals, or after May 15, 2005 as to the Occidental Subsidiaries;

     . obligations for $745 million of Lyondell indebtedness, of which $431 million remains outstanding as of December 31, 2001;

     . a $750 million intercompany obligation of Millennium Petrochemicals to an indirect subsidiary of Millennium, which has been repaid;

     . the lease intended for security relating to the Corpus Christi facility contributed by Occidental, which has been repaid;

     . liabilities for products sold after December 1, 1997 as to Lyondell and Millennium Petrochemicals, or after May 15, 1998 as to the Occidental Subsidiaries, regardless of when manufactured;

     . certain post-retirement benefits related to the applicable contributed business or to certain Lyondell employees who became employees of Equistar;

     . in the case of the Millennium Petrochemicals asset contribution agreement, future maintenance and maintenance turnaround costs related to the Millennium contributed business;

     . in the case of each of the Millennium Petrochemicals and the Occidental Subsidiaries asset contribution agreements, obligations under railcar leases under which Equistar is the lessee.

     As of September 30, 2001, Equistar, Lyondell, Millennium Petrochemicals and the Occidental Subsidiaries amended these asset contribution agreements to clarify the treatment of, and procedures pertaining to the management of, certain claims arising under the asset contribution agreements. Equistar believes that these amendments do not materially change the asset contribution agreements.

     Lyondell, Millennium Petrochemicals and Occidental Chemical entered into Master Intellectual Property Agreements and other related agreements with respect to intellectual property with Equistar. These agreements provide for all of the following:

     . the transfer of intellectual property of Lyondell, Millennium Petrochemicals and Occidental Chemical related to the businesses each contributed to Equistar;

     . the grant of irrevocable, non-exclusive, royalty-free licenses to Equistar (without the right to sublicense) with respect to intellectual property retained by Lyondell, Millennium Petrochemicals or Occidental Chemical that is related to Equistar's business; and

     .  the grant of irrevocable, non-exclusive, royalty-free licenses
        (without the right to sublicense) from Equistar to Lyondell, Millennium Petrochemicals and Occidental Chemical with respect to intellectual property each contributed to Equistar.

     Lyondell, Millennium Petrochemicals and the Occidental Subsidiaries each entered into various other conveyance documents with Equistar to effect their asset contributions as provided for in their respective contribution agreements.

TRANSACTIONS WITH LMC

     Equistar provides operating and other services for LMC under the terms of existing agreements that were assumed by Equistar from Lyondell, including the lease to LMC by Equistar of the real property on which LMC's methanol plant is located. Under the terms of those agreements, LMC pays Equistar a management fee of $6 million per year and will reimburse certain expenses of Equistar at cost. The natural gas for LMC's plant is purchased by Equistar as agent for LMC under Equistar master agreements with various third party suppliers, which master agreements are administered by Lyondell personnel. These sales of natural gas to LMC were $86 million in 2001. All of the foregoing arrangements with LMC are expected to continue on terms similar to those described above. LMC sells all of its product to Equistar, which amounted to $151 million in 2001.

TRANSACTIONS WITH LCR

     In connection with the formation of Equistar, Lyondell's rights and obligations under the terms of its product sales and raw material purchase agreements with LCR were assigned to Equistar. Accordingly, refinery products, including propane, butane, naphthas, heating oils and gas oils, are sold by LCR to Equistar as raw materials, and some olefins by-products are sold by Equistar to LCR for processing into gasoline. LCR paid Equistar $359 million in 2001 in connection with these product sales and Equistar paid LCR $203 million in 2001 in connection with these raw material purchases.

     Equistar and LCR are also parties to:

     . tolling arrangements under which some of LCR's co-products are transferred to Equistar and processed by Equistar, with the resulting product being returned to LCR,

     .  terminaling and storage obligations, and

     . an agreement, which is currently being extended from month to month, to perform some marketing services for LCR.

Equistar paid LCR $2 million under these agreements in 2001 and LCR paid Equistar $21 million under these agreements in 2001. All of the agreements between LCR and Equistar are on terms generally representative of prevailing market prices.

SERVICES AND SHARED-SITE AGREEMENTS WITH LYONDELL AND AFFILIATES OF MILLENNIUM AND OCCIDENTAL

     During 1999, Lyondell provided certain administrative services to Equistar, including certain legal, risk management and treasury services, tax services and employee benefit plan administration, and Equistar provided services to Lyondell in the areas of health, safety and environmental, human resources, information technology and legal. As a consequence of these services, Equistar made payments to Lyondell as described in Note 5 of Notes to Consolidated Financial Statements. Effective January 1, 2000, Lyondell and Equistar implemented a revised Shared Services Agreement to utilize shared services over a broader range, including information technology, human resources, raw material supply, supply chain, health, safety and environmental, engineering and research and development, facility services, legal, accounting, treasury, internal audit, and tax. Beginning January 1, 2000, employee-related and indirect costs are allocated between the two companies in the manner prescribed in the Shared Services Agreement while direct third party costs, incurred exclusively for either Lyondell or Equistar, are charged directly to that entity. During the year ended December 31, 2001, Lyondell charged Equistar $147 million for these shared services. There were no billings from Equistar to Lyondell for the year ended December 31, 2001 because Equistar did not provide services under the Shared Services Agreement to Lyondell during this period.

     Equistar and Millennium Petrochemicals entered into a variety of operating, manufacturing and technical service agreements in 1997 related to the business of Equistar and the vinyl acetate monomer, acetic acid, synthesis gas and methanol businesses retained by Millennium Petrochemicals. A number of these agreements have been modified and/or terminated. Agreements currently in effect include the provision by Equistar to Millennium Petrochemicals of utilities, fuel streams, and office space. These agreements also include the provision by Millennium Petrochemicals to Equistar of operational services, including utilities as well as barge dock access and related services. As a consequence of services provided by Equistar to Millennium Petrochemicals, Millennium Petrochemicals paid Equistar $17 million in 2001. As a consequence of services provided by Millennium Petrochemicals to Equistar, Equistar paid Millennium Petrochemicals $19 million in 2001. In the case of services and utilities, prices usually are based on cost recovery or an allocation of costs according to anticipated relative usage. In the case of product sales, prices generally are market-related. Equistar purchases vinyl acetate monomer and glacial acetic acid from Millennium Petrochemicals pursuant to an agreement with Millennium Petrochemicals. Under this agreement, Equistar is required to purchase 100% of its vinyl acetate monomer raw materials requirements for its LaPorte, Texas; Clinton, Iowa; and Morris, Illinois plants for the production of ethylene vinyl acetate products at those locations. The initial term of the contract expired December 31, 2000. The contract automatically renews annually. Either party may terminate on one year's notice. Neither party has provided notice of termination of the agreement. During the year ended December 31, 2001, Equistar purchased $15 million of vinyl acetate monomer and glacial acetic acid from Millennium Petrochemicals. Millennium Petrochemicals purchases ethylene and hydrogen from Equistar. These service and product sales agreements are expected to continue on terms similar to those described above.

     Equistar and Occidental Chemical entered into a toll processing agreement dated effective as of May 15, 1998, whereby Equistar retained the services of Occidental Chemical's facilities in Ashtabula, Ohio, for the processing of Glycol Ether(TM) into Glycol Ether(TM) Borate Ester material for brake or clutch fluid. During 2001, Equistar paid Occidental Chemical $193,000 under the agreement. Equistar terminated the agreement effective as of December 31, 2001. The processing is now provided by an unrelated third party.

OCCIDENTAL ETHYLENE SALES AGREEMENT

     Equistar and Occidental Chemical entered into an ethylene sales agreement dated effective May 15, 1998. Under the terms of this agreement, Occidental Chemical and its affiliates have agreed to purchase an amount of ethylene from Equistar equal to 100% of the ethylene raw material requirements of Occidental Chemical's U.S. plants. The ethylene raw material is exclusively for internal use in production at these plants less any quantities up to 250 million pounds per year tolled according to the provisions of the agreement. Upon three years' notice from either party to the other, the ethylene sales agreement may be "phased down" over a period not less than five years. No phase down may commence before January 1, 2009. The annual minimum requirements set forth in the agreement must be phased down over at least a five-year period so that the annual required minimum cannot decline to zero prior to December 31, 2013, unless specified force majeure events occur. The ethylene sales agreement provides for sales of ethylene at market-related prices. During 2001, Equistar received aggregate payments from Occidental Chemical and its affiliates of $441 million under the ethylene sales agreement.

     In addition to ethylene, Equistar sells methanol, ethers and glycols to Occidental Chemical. Equistar also enters into over-the-counter derivatives, primarily price swap contracts, related to crude oil with Occidental Energy Marketing, Inc., a subsidiary of Occidental Chemical, to help manage its exposure to commodity price risk with respect to crude oil-related raw material purchases. Equistar also purchases various products from Occidental Chemical at market-related prices.

ETHYLENE SALES AGREEMENT WITH MILLENNIUM PETROCHEMICALS

     Equistar sells ethylene to Millennium Petrochemicals at market-related prices under an agreement entered into in connection with the formation of Equistar. Under this agreement, Millennium Petrochemicals is required to purchase 100% of its ethylene requirements for its La Porte, Texas facility from Equistar. The initial term of the contract expired December 1, 2000. The contract automatically renews annually. Either party may terminate on one year's notice. Neither party has provided notice of termination of the agreement. The pricing terms under this agreement between Equistar and Millennium Petrochemicals are similar to the pricing terms under the ethylene sales agreement between Equistar and Occidental Chemical. Millennium Petrochemicals paid $55 million to Equistar for ethylene during 2001.

PRODUCT SALES AGREEMENTS WITH LYONDELL

     Lyondell has purchased benzene, ethylene, propylene and other products at market-related prices from Equistar since Lyondell's acquisition of ARCO Chemical Company in July 1998. Currently, Equistar sells ethylene, propylene and benzene to Lyondell at market-related prices pursuant to agreements dated effective as of October 1998, August 1999 and January 1999, respectively. Under the agreements, Lyondell is required to purchase 100% of its benzene, ethylene and propylene requirements for its Channelview and Bayport, Texas facilities, with the exception of quantities of one product that Lyondell is obligated to purchase under a supply agreement with an unrelated third party entered into prior to 1999 and expiring in 2015. The initial term of each of those agreements between Equistar and Lyondell expires on December 31, 2013 in the case of the ethylene sales agreement, and December 31, 2014 in the case of the propylene and benzene sales agreements. After the initial term, each of the agreements automatically renews for successive one-year periods and either party may terminate any of the agreements on notice of one year. The pricing terms under the agreements between Equistar and Lyondell are similar to the pricing terms under the ethylene sales agreement between Equistar and Occidental Chemical. In addition, a wholly owned subsidiary of Lyondell licenses MTBE technology to Equistar. Lyondell also purchases a significant portion of the MTBE produced by Equistar at one of its two Channelview units at market-related prices. Product sales to Lyondell in 2001 were $405 million.

PRODUCT TRANSACTIONS WITH OXY VINYLS, LP

     Occidental Chemical owns 76% of Oxy Vinyls, LP ("Oxy Vinyls"), a joint venture partnership it formed with The Geon Company, now known as PolyOne Corporation, as co-owner. Equistar sells ethylene to Oxy Vinyls for Oxy Vinyls' LaPorte, Texas facility at market-related prices pursuant to an agreement, which expires on December 31, 2003. Equistar made ethylene sales to Oxy Vinyls totaling $48 million in 2001.

AGREEMENT REGARDING SERVICES OF EQUISTAR'S CHIEF EXECUTIVE OFFICER

     Dan F. Smith serves as the Chief Executive Officer of both Lyondell and Equistar and is a director of Lyondell. Mr. Smith receives no compensation from Equistar. Under an agreement between Equistar and Lyondell, Equistar paid $989,668 to Lyondell as compensation for the services rendered by Mr. Smith as part of the shared services provided by Lyondell during 2001. See "Item
11. Executive Compensation."

INDEMNITY AGREEMENT WITH OCCIDENTAL CHEMICAL

     Equistar and Occidental Chemical have entered into an indemnity agreement pursuant to which Occidental Chemical may be required to contribute to Equistar an amount equal to up to the lesser of approximately $420 million or the principal amount of the notes due 2009 then outstanding, together with interest. Occidental Chemical is only required to pay this amount to Equistar if the holders of the notes due 2009 have not been able to obtain payment after the holders of the notes due 2009 have pursued and exhausted all their remedies to compel payment by Equistar and Equistar Funding, including the liquidation of assets. The indemnity expressly does not create any right in the holders of the notes due 2009 or any person other than Occidental Chemical, Equistar and the partners in Equistar. The indemnity may be amended or terminated at any time by the agreement of the partners in Equistar without the consent of the holders of the notes due 2009.

     In addition, at any time after June 14, 2005, Occidental Chemical may, without the consent of the other partners in Equistar, elect to terminate the indemnity if all of the following conditions exist:

     . Equistar's ratio of total indebtedness to total capitalization is, as of the most recently completed fiscal quarter, lower than the same ratio as of December 31, 1998;

     . Equistar's ratio of earnings before interest, taxes, depreciation and amortization to net interest for the most recent 12-month period is at least 105% of the same ratio for the 12-month period ending December 31, 1998;

     . Equistar is not then in default in the payment of principal of, or interest on, any indebtedness for borrowed money in excess of $15 million; and

     . Equistar is not then in default in respect of any covenants, other than those relating to payment of principal and/or interest, relating to any indebtedness for borrowed money, if the effect of a default shall be to accelerate, or to permit the holder or obligee of such indebtedness, or any trustee on behalf of a holder or obligee, to accelerate, with or without the giving of notice or lapse of time or both, the indebtedness in an aggregate amount in excess of $50 million.

     Finally, without the consent of the other partners in Equistar, if Occidental GP, Occidental LP1 and Occidental LP2 sell all of their respective interests in Equistar, or if Occidental Chemical Holding Corporation sells all of its interests in Occidental GP, Occidental LP1 and Occidental LP2, in each case to an unaffiliated third part at any time, Occidental Chemical may elect to terminate its indemnity, if, at the time of the sale or termination, Equistar has an investment grade credit rating or the fair market value of Equistar's assets is at least 140% of the gross amount of its liabilities.

     Occidental Chemical may assign its rights or obligations under the indemnity to Occidental at any time without the consent of Equistar. Following such an assignment, Occidental Chemical may terminate the indemnity at any time if Equistar ceases to be an affiliate of Occidental.

INDEMNITY AGREEMENT WITH MILLENNIUM AMERICA

     Equistar and Millennium America have entered into an indemnity agreement pursuant to which Millennium America may be required to contribute to Equistar an amount equal to up to the lesser of $750 million or the sum of the principal amount outstanding under the term loan portion of Equistar's credit facility (not to exceed $275 million) and of the 10.125% senior notes due 2008 then outstanding (not to exceed $475 million), in any case together with interest. Millennium America is only required to pay this amount to Equistar if the lenders under Equistar's credit facility and the holders of the notes due 2008 have not been able to obtain payment after pursuing and exhausting all their remedies to compel payment by Equistar and Equistar Funding, including the liquidation of assets. The indemnity expressly does not create any right in the lenders or holders of the notes due 2008 or any person other than Millennium America, Equistar and the partners in Equistar. The indemnity may be amended or terminated at any time by the agreement of the partners in Equistar without the consent of the lenders under the credit facility or the holders of the notes due 2008.

     In addition, at any time after December 1, 2004, Millennium America may, without the consent of the other partners in Equistar, elect to terminate the indemnity in whole or in part if all of the following conditions exist:

     . Equistar's ratio of total indebtedness to total capitalization is, as of the most recently completed fiscal quarter, lower than the same ratio as of December 31, 1998;
     . Equistar's ratio of earnings before interest, taxes, depreciation and amortization to net interest for the most recent 12-month period is at least 105% of the same ratio for the 12-month period ending December 31, 1998;
     . Equistar is not then in default in the payment of principal of, or interest on, any indebtedness for borrowed money in excess of $15 million; and
     . Equistar is not then in default in respect of any covenants, other than those relating to payment of principal and/or interest, relating to any indebtedness for borrowed money, if the effect of a default shall be to accelerate, or to permit the holder or obligee of such indebtedness, or any trustee on behalf of a holder or obligee, to accelerate, with or without the giving of notice or lapse of time or both, the indebtedness in an aggregate amount in excess of $50 million.

     Finally, without the consent of the other partners in Equistar, if Millennium GP and Millennium LP sell all of their respective interests in Equistar or if Millennium Petrochemicals Inc. sells all of its interests in Millennium GP and Millennium LP, in each case to an unaffiliated third party at any time, Millennium America may elect to terminate its indemnity, if, at the time of the sale or termination, Equistar has an investment grade credit rating or the fair market value of Equistar's assets is at least 140% of the gross amount of its liabilities.

DEBT INSTRUMENTS OF LYONDELL ASSUMED BY EQUISTAR

     Upon its formation, Equistar assumed $745 million of Lyondell indebtedness, of which $431 million remained outstanding as of December 31, 2001. Lyondell was not released as an obligor at the time of the assumption and, until November 2000, Lyondell remained as a co-obligor on the indebtedness, although as between Equistar and Lyondell, Equistar was primarily liable. In November 2000, Lyondell was added as a guarantor on $400 million of the indebtedness and subsequently the consent of the holders of the indebtedness was obtained to the release of Lyondell as a primary obligor (but not as a guarantor) on such $400 million of indebtedness. Lyondell remains a primary obligor on the remaining $31 million of indebtedness, which matures from 2002 through 2005.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following exhibits are filed as a part of this report:

Exhibits
   Exhibit No. Description
    3.1 Certificate of Limited Partnership of Equistar Chemicals, LP dated as of October 17, 1997(1)
    3.2 Certificates of Amendment to the Certificate of Limited Partnership of Equistar Chemicals, LP dated as of May 15, 1998(1)
    3.3 Amended and Restated Limited Partnership Agreement of Equistar Chemicals, LP dated as of August 24, 2001(2)
    4.1 Indenture among Equistar Chemicals, LP, Equistar Funding Corporation and The Bank of New York, as Trustee, dated as of January 15, 1999(1)
    4.1(a) Form of Second Supplemental Indenture among Equistar Chemicals, LP, Equistar Funding Corporation and The Bank of New York, as Trustee(1)
    4.1(b) Form of Note (attached as Exhibit A to the Form of Second Supplemental Indenture among Equistar Chemicals, LP, Equistar Funding Corporation and The Bank of New York, as Trustee, filed herewith as Exhibit 4.1(a))(1)
    4.2 Amended and Restated Credit Agreement dated as of August 24, 2001 among Equistar Chemicals, LP, the lenders from time to time party thereto and Citicorp USA, Inc. and Credit Suisse First Boston, as co-syndication agents; Bank of America, N.A., as servicing agent and as administrative agent and The Chase Manhattan Bank, as collateral agent and as administrative agent(2)
    4.3 Indenture between Lyondell Petrochemical Company and Continental Bank, National Association, as Trustee, dated as of March 10, 1992(1)
    4.3(a) First Supplemental Indenture dated as of March 10, 1992, between Lyondell Petrochemical Company and Continental Bank, National Association, as Trustee, to the Indenture dated as of March 10, 1992(1)
    4.3(b) Second Supplemental Indenture dated as of December 1, 1997, among Lyondell Petrochemical Company, Equistar Chemicals, LP and First Trust National Association, Trustee, to the Indenture dated as of March 10, 1992 (1)
    4.3(c) Third Supplemental Indenture dated as of November 3, 2000 among Lyondell Chemical Company, Equistar Chemicals, LP and U.S. Bank Trust, National Association, Trustee, to the Indenture dated as of March 10, 1992(3)
    4.3(d) Fourth Supplemental Indenture dated as of November 17, 2000 among Lyondell Chemical Company, Equistar Chemicals, LP and U.S. Bank Trust, National Association, Trustee, to the Indenture dated as of March 10, 1992(3)
    4.4 Indenture between Lyondell Petrochemical Company and Texas Commerce Bank National Association, as Trustee, dated as of January 29, 1996(1)
    4.4(a) First Supplemental Indenture dated as of February 15, 1996, between Lyondell Petrochemical Company and Texas Commerce Bank National Association, Trustee, to the Indenture dated as of January 29, 1996(1)
    4.4(b) Second Supplemental Indenture dated as of December 1, 1997, among Lyondell Petrochemical Company, Equistar Chemicals, LP and Texas Commerce Bank National Association, Trustee, to the Indenture dated as of January 29, 1996(1)
    4.4(c) Third Supplemental Indenture dated as of November 3, 2000 among Lyondell Chemical Company, Equistar Chemicals, LP and The Chase Manhattan Bank, Trustee, to the Indenture dated as of January 29, 1996(3)
    4.4(d) Fourth Supplemental Indenture dated as of November 17, 2000 among Lyondell Chemical Company, Equistar Chemicals, LP and The Chase Manhattan Bank, Trustee, to the Indenture dated as of January 29, 1996(3)
    4.5 Indenture dated as of August 24, 2001 among Equistar Chemicals, LP, Equistar Funding Corporation and The Bank of New York, as Trustee(2)

    4.5(a) Form of Note dated as of August 24, 2001 (attached as Exhibit A to the Indenture dated as of August 24, 2001 among Equistar Chemical, LP, Equistar Funding and The Bank of New York, as Trustee, filed herewith as Exhibit 4.5)(2)

Equistar is a party to several debt instruments under which the total amount of securities authorized does not exceed 10% of the total assets of Equistar and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of
Item 601(b) of Registration S-K, Equistar agrees to furnish a copy of such instruments to the Commission upon request.

EXECUTIVE COMPENSATION:
    10.1 Amended and Restated Lyondell Chemical Company Executive Severance Pay Plan
    10.2      Amended and Restated Bonus Plan
    10.3      Equistar Chemicals, LP Supplemental Executive Retirement Plan(2)
    10.4      Equistar Chemicals, LP Executive Supplementary Savings Plan(2)
    10.5      Summary Description of Equistar Chemicals, LP Executive Medical
              Plan(1)
    10.6      Equistar Chemicals, LP Executive Deferral Plan(2)
    10.7 Summary Description of Equistar Chemicals, LP Executive Disability Plan(1)
    10.8 Summary Description of Equistar Chemicals, LP Executive Life Insurance Plan(1)
    10.9      Equistar Chemicals, LP 2001 Incentive Plan(2)

OTHER MATERIAL CONTRACTS:
    10.10     Asset Contribution Agreement among Lyondell Chemical Company,
              Lyondell Petrochemical LP and Equistar Chemicals, LP dated as of
              December 1, 1997(1)
    10.10(a)  First Amendment, dated as of May 15, 1998, to the Asset
              Contribution Agreement among Lyondell Chemicals Company, Lyondell
              Petrochemicals LP and Equistar Chemicals, LP dated as of December
              1, 1997(1)
    10.10(b)  Second Amendment to Lyondell Asset Contribution Agreement, dated as of September 30, 2001, among Lyondell Chemical Company,
              Lyondell Petrochemical LP Inc. and Equistar Chemicals, LP(4)
    10.11     Asset Contribution Agreement among Millennium Petrochemicals Inc.,
              Millennium LP and Equistar Chemicals, LP dated as of December 1,
              1997(1)
    10.11(a)  First Amendment, dated as of May 15, 1998, to the Asset
              Contribution Agreement among Millennium Petrochemicals Inc.,
              Millennium LP and Equistar Chemicals, LP dated as of December 1,
              1997(1)
    10.11(b)  Second Amendment to Millennium Asset Contribution Agreement, dated as of September 30, 2001, among Millennium Petrochemicals Inc.,
              Millennium Petrochemicals LP LLC and Equistar Chemicals, LP(4)
    10.12     Master Transaction Agreement among Equistar Chemicals, LP,
              Occidental  Petroleum  Corporation, Lyondell Chemical Company
              and Millennium Chemicals Inc. dated as of May 15, 1998(1)
    10.13     Agreement and Plan of Merger and Asset Contribution among
              Occidental Petrochem Partner 1, Inc., Occidental Petrochem
              Partner 2, Inc., Oxy Petrochemicals Inc., PDG Chemical Inc.and
              Equistar Chemicals, LP dated as of May 15, 1998(1)
    10.13(a)  First Amendment to Occidental Asset Contribution Agreement, dated as of September 30, 2001, among Occidental Petrochem Partner 1,
              Inc., Occidental Petrochem Partner 2, Inc., PDG Chemical Inc.,
              Occidental Petrochem Partner GP, Inc. and Equistar Chemicals,
              LP(4)
    10.14     Amended and Restated Parent Agreement among Occidental Chemical
              Corporation, Oxy CH Corporation, Occidental Petroleum Corporation,
              Lyondell Petrochemical Company, Millennium Chemicals Inc. and
              Equistar Chemicals, LP dated as of May 15, 1998(1)
    10.14(a)  First Amendment dated as of June 30, 1998, to the Amended and
              Restated Parent Agreement among Occidental Chemical Corporation,
              Oxy CH Corporation, Occidental Petroleum Corporation, Lyondell
              Petrochemical Company, Millennium Chemicals Inc. and Equistar
              Chemicals, LP dated as of May 15, 1998(1)
    10.14(b)  Assignment and Assumption Agreement with respect to the Amended and Restated Parent Agreement, executed as of June 19, 1998(1)
    10.15     Ethylene Sales Agreement between Equistar Chemicals, LP and
              Occidental Chemical Corporation dated as of May 15, 1998(1)
    12        Statement Concerning Computation of Ratios

    21        Subsidiaries of Equistar Chemicals, LP
    99        Consolidated Financial Statements of Lyondell Chemical Company
-----------
(1)  Filed as an exhibit to Registrant's Registration Statement on Form S-4
     (No. 333-76473) and incorporated herein by reference.
(2)  Filed as an exhibit to Registrant's Registration Statement on Form S-4
     (No. 333-70048) and incorporated herein by reference.
(3) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
(4) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.

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

(c)  Reports on Form 8-K

     None

                                       SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 15th day of March, 2002.

                                 EQUISTAR CHEMICALS, LP, by its General
                                  Partner

                                 LYONDELL PETROCHEMICAL G.P. INC.

                                 By: /s/ MORRIS GELB
                                      --------------
                                        Morris Gelb
                                         President

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.

Name                                Title (Lyondell Petrochemical G.P. Inc.)             Date
----                                ----------------------------------------             ----

/s/ MORRIS GELB                                 President and Director           March 15, 2002
----------------
Morris Gelb
(Principal Executive Officer)

/s/ KAREN A. TWITCHELL                          Vice President and Treasurer     March 15, 2002
----------------------
Karen A. Twitchell
(Principal Financial and Accounting Officer)

/s/    T. KEVIN DENICOLA                        Director                         March 15, 2002
-------------------------
T. Kevin DeNicola

/s/ ROBERT T. BLAKELY                           Director                         March 15, 2002
---------------------
Robert T. Blakely

                                       SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 15th day of March, 2002.

                                 EQUISTAR CHEMICALS, LP, by its General
                                  Partner

                                 MILLENNIUM PETROCHEMICALS GP LLC
                                 By:      Millennium Petrochemicals Inc.

                                 By: /s/ WILLIAM M. LANDUYT
                                     ----------------------
                                        William M. Landuyt
                                 President and Chief Executive Officer

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.

Name                                Title (Millennium Petrochemicals Inc.)           Date
----                                --------------------------------------           ----

/s/ WILLIAM M. LANDUYT                         Director, President and       March 15, 2002
----------------------
William M. Landuyt                             Chief Executive Officer
(Principal Executive Officer)

/s/ JOHN E. LUSHEFSKI                          Senior Vice President         March 15, 2002
---------------------
John E. Lushefski
(Principal Financial and Accounting Officer)

/s/ TIMOTHY E. DOWDLE                          Director                      March 15, 2002
---------------------
Timothy E. Dowdle

/s/ DAVID L. VERCOLLONE                        Director                      March 15, 2002
-----------------------
David L. Vercollone

                                       SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 15th day of March, 2002.

                                 EQUISTAR CHEMICALS, LP, by its
                                 General Partner

                                 OCCIDENTAL PETROCHEM PARTNER GP, INC.

                                 By: /s/ SCOTT A. KING
                                     -----------------
                                         Scott A. King
                                 Secretary, Vice President and Director

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

Name                                Title (Occidental Petrochem Partner GP, Inc.)          Date
----                                ---------------------------------------------          ----

/s/      RICHARD A. LORRAINE    President, Chief Financial                          March 15, 2002
----------------------------
Richard A. Lorraine             Officer and Director
(Principal Executive Officer
and Principal Financial
and Accounting Officer)

/s/      SCOTT A. KING          Secretary, Vice President and Director              March 15, 2002
----------------------
Scott A. King

                                       SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 15th day of March, 2002.

Name                                                             Title                                        Date
----                                                             -----                                        ----

/s/      DAN F. SMITH                            Chief Executive Officer, Equistar Chemicals,         March 15, 2002
---------------------
Dan F. Smith                                     LP, Co-Chairman, Partnership Governance
(Principal Executive Officer)                    Committee

/s/      CHARLES L. HALL                         Vice President and Controller, Equistar              March 15, 2002
------------------------
Charles L. Hall                                          Chemicals, LP
(Principal Financial and Accounting Officer)

/s/ ROBERT T. BLAKELY                            Member, Partnership Governance Committee             March 15, 2002
---------------------
Robert T. Blakely

/s/      T. KEVIN DENICOLA                       Member, Partnership Governance Committee             March 15, 2002
--------------------------
T. Kevin DeNicola

/s/      WILLIAM M. LANDUYT                      Co-Chairman, Partnership Governance                  March 15, 2002
---------------------------
William M. Landuyt                                       Committee

/s/      JOHN E. LUSHEFSKI                       Member, Partnership Governance Committee             March 15, 2002
--------------------------
John E. Lushefski

/s/ ROBERT E. LEE                                Member, Partnership Governance Committee             March 15, 2002
-----------------
Robert E. Lee

/s/      DR. RAY R. IRANI                        Co-Chairman, Partnership Governance                  March 15, 2002
-------------------------
Dr. Ray R. Irani                                         Committee

/s/      STEPHEN I. CHAZEN                       Member, Partnership Governance Committee             March 15, 2002
--------------------------
Stephen I. Chazen

/s/      J. ROGER HIRL                           Member, Partnership Governance Committee             March 15, 2002
----------------------
J. Roger Hirl