Form 10-Q
period 2002-03-31
EQUISTAR CHEMICALS LP
filed 2002-05-14
CIK 1081158

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No [ ]

                          PART I. FINANCIAL INFORMATION

                             EQUISTAR CHEMICALS, LP

              ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                        CONSOLIDATED STATEMENTS OF INCOME


                                                    For the three months ended
                                                             March 31,
                                                    ---------------------------
Millions of dollars                                       2002       2001
-------------------                                     -------    -------

Sales and other operating revenues:
     Unrelated parties                                  $   895    $ 1,313
     Related parties                                        241        460
                                                        -------    -------
                                                          1,136      1,773
                                                        -------    -------
Operating costs and expenses:
     Cost of sales                                        1,162      1,723
     Selling, general and administrative expenses            40         46
     Research and development expense                         9         10
     Amortization of goodwill                                --          8
     Unusual charges                                         --         22
                                                        -------    -------
                                                          1,211      1,809
                                                        -------    -------
     Operating loss                                         (75)       (36)

Interest expense                                            (52)       (46)
Other income, net                                             1          5
                                                        -------    -------
Loss before cumulative effect
      of accounting change                                 (126)       (77)
Cumulative effect of accounting change                   (1,053)        --
                                                        -------    -------
Net loss                                                $(1,179)   $   (77)
                                                        =======    =======


                 See Notes to Consolidated Financial Statements.

                             EQUISTAR CHEMICALS, LP

                           CONSOLIDATED BALANCE SHEETS


                                                    March 31,     December 31,
Millions of dollars                                   2002            2001
-------------------                                 ---------     ------------

ASSETS
Current assets:
     Cash and cash equivalents                     $    15             $   202
     Accounts receivable:
          Trade, net                                   458                 440
          Related parties                              122                 100
     Inventories                                       421                 448
     Prepaid expenses and other current assets          31                  36
                                                   -------             -------
          Total current assets                       1,047               1,226

Property, plant and equipment, net                   3,660               3,705
Investment in PD Glycol                                 47                  47
Goodwill, net                                         --                 1,053
Other assets, net                                      294                 277
                                                   -------             -------
Total assets                                       $ 5,048             $ 6,308
                                                   =======             =======
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
     Accounts payable:
          Trade                                    $   368             $   331
          Related parties                               44                  29
     Current maturities of long-term debt                4                 104
     Other accrued liabilities                         111                 197
                                                   -------             -------
          Total current liabilities                    527                 661

Long-term debt                                       2,282               2,233
Other liabilities                                      181                 177
Commitments and contingencies
Partners' capital:
     Partners' accounts                              2,078               3,257
     Accumulated other comprehensive loss              (20)                (20)
                                                   -------             -------
          Total partners' capital                    2,058               3,237
                                                   -------             -------
Total liabilities and partners' capital            $ 5,048             $ 6,308
                                                   =======             =======

                 See Notes to Consolidated Financial Statements.

                             EQUISTAR CHEMICALS, LP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                For the three months ended
                                                                                         March 31,
                                                                                ---------------------------
Millions of dollars                                                              2002                 2001
-------------------                                                             ------               ------
Cash flows from operating activities:
     Net loss                                                                  $(1,179)             $   (77)
     Adjustments to reconcile net loss to
       cash used in operating activities:
          Cumulative effect of accounting change                                 1,053                   --
          Depreciation and amortization                                             75                   78
          Net gain on disposition of assets                                         --                   (3)
     Changes in assets and liabilities that provided (used) cash:
          Accounts receivable                                                      (40)                  47
          Inventories                                                               27                  (74)
          Accounts payable                                                          52                  (35)
          Other assets and liabilities                                            (107)                 (90)
                                                                               -------              -------
               Cash used in operating activities                                  (119)                (154)
                                                                               -------              -------
Cash flows from investing activities:
     Expenditures for property, plant and equipment                                (15)                 (24)
     Proceeds from sales of assets                                                  --                    3
                                                                               -------              -------
               Cash used in investing activities                                   (15)                 (21)
                                                                               -------              -------
Cash flows from financing activities:
     Net borrowing under lines of credit                                            50                  166
     Repayment of long-term debt                                                  (101)                  --
     Payment of debt issuance costs                                                 (2)                  --
                                                                               -------              -------
               Cash provided by (used in) financing activities                     (53)                 166
                                                                               -------              -------
Decrease in cash and cash equivalents                                             (187)                  (9)
Cash and cash equivalents at beginning of period                                   202                   18
                                                                               -------              -------
Cash and cash equivalents at end of period                                     $    15              $     9
                                                                               =======              =======


                 See Notes to Consolidated Financial Statements.

                             EQUISTAR CHEMICALS, LP

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Basis of Preparation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2001 included in the Equistar Chemicals, LP ("Equistar" or "Partnership") 2001 Annual Report on Form 10-K.

2.  Company Ownership

Equistar is a Delaware limited partnership, which commenced operations on December 1, 1997. Equistar is owned 41% by Lyondell Chemical Company ("Lyondell"), 29.5% by Millennium Chemicals Inc. ("Millennium"), and 29.5% by Occidental Petroleum Corporation ("Occidental").

Early in 2002, Lyondell and Occidental agreed in principle to Lyondell's acquisition of Occidental's 29.5% share of Equistar and Occidental's purchase of an equity interest in Lyondell. Upon completion of these transactions, Lyondell's ownership interest in Equistar would increase to 70.5%. There can be no assurance that the proposed transactions will be completed.

3.  Unusual Charges

Equistar shut down its Port Arthur, Texas polyethylene facility in February 2001. The asset values of the Port Arthur production units were previously adjusted as part of a $96 million restructuring charge recognized in 1999. During the first quarter 2001, Equistar recorded an additional $22 million charge, which included environmental remediation liabilities of $7 million (see
Note 10), severance benefits of $5 million, pension benefits of $2 million, and other exit costs of $3 million. The severance and pension benefits covered approximately 125 people employed at the Port Arthur facility. The remaining $5 million of the charge related primarily to the write down of certain assets. Payments of $4 million for severance, $3 million for exit costs and $2 million for environmental remediation were made through March 31, 2002. The pension benefits of $2 million will be paid from the assets of the pension plans. As of March 31, 2002, the remaining liability included $5 million for environmental remediation costs and $1 million for severance benefits.

4.  Accounting Changes

Effective January 1, 2002, Equistar implemented Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, SFAS No. 142, Goodwill and Other Intangible Assets, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Implementation of SFAS No. 141 and SFAS No. 144 did not have a material effect on the consolidated financial statements of Equistar.

Upon implementation of SFAS No. 142, Equistar reviewed goodwill for impairment and concluded that the entire balance of goodwill was impaired, resulting in a $1.1 billion charge that was reported as the cumulative effect of an accounting change as of January 1, 2002. The conclusion was based on a comparison to Equistar's indicated fair value, using multiples of EBITDA (earnings before interest, taxes, depreciation and amortization) for comparable companies as the indicator of fair value.

In addition, as a result of implementing SFAS No. 142, earnings in 2002 and subsequent years will be favorably affected by $33 million annually because of the elimination of goodwill amortization. The following table presents Equistar's loss before cumulative effect of accounting change and net loss for all periods presented as adjusted for goodwill amortization expense.


                                                                    For the three months ended
                                                                             March 31,
                                                                  --------------------------------
Millions of dollars                                                   2002              2001
-------------------                                               --------------   ---------------
Reported loss before cumulative effect of accounting change         $  (126)         $   (77)
Add back: Goodwill amortization                                          --                8
                                                                    -------          -------
Adjusted loss before cumulative effect of accounting change         $  (126)         $   (69)
                                                                    =======          =======
Reported net loss                                                   $(1,179)         $   (77)
Add back: Goodwill amortization                                          --                8
                                                                    -------          -------
Adjusted net loss                                                   $(1,179)         $   (69)
                                                                    =======          =======

5.  Inventories

Inventories consisted of the following at:

                                      March 31,       December 31,
Millions of dollars                      2002             2001
-------------------                   ---------       ------------
Finished goods                          $220              $243
Work-in-process                           11                12
Raw materials                            104               104
Materials and supplies                    86                89
                                        ----              ----
     Total inventories                  $421              $448
                                        ====              ====

6.  Property, Plant and Equipment, Net

The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows at:

                                                  March 31,   December 31,
Millions of dollars                                 2002         2001
-------------------                                ------       ------
Land                                               $   79       $   79
Manufacturing facilities and equipment              5,956        5,929
Construction in progress                               80           92
                                                   ------       ------
     Total property, plant and equipment            6,115        6,100
Less accumulated depreciation                       2,455        2,395
                                                   ------       ------
     Property, plant and equipment, net            $3,660       $3,705
                                                   ======       ======

Depreciation and amortization is summarized as follows for the periods presented:

                                           March 31,      March 31,
Millions of dollars                          2002            2001
-------------------                        ---------      ---------
Property, plant and equipment                 $60           $59
Goodwill                                       --             8
Turnaround expense                              7             6
Software costs                                  4             3
Debt issuance costs                             2            --
Other                                           2             2
                                              ---           ---
                                              $75           $78
                                              ===           ===

7.  Long-Term Debt

In late March 2002, Equistar amended its $800 million credit facility making certain financial ratio requirements less restrictive (see also Note 8). As a result of the amendment, the interest rate on the credit facility was increased by 0.5% per annum. If certain financial ratios are met, the interest rate will only increase by 0.25% per annum.

Long-term debt consisted of the following at:

                                                  March 31,   December 31,
Millions of dollars                                 2002          2001
-------------------                                ------        ------
Bank credit facility:
     Revolving credit facility due 2006            $   50      $   --
     Term loan due 2007                               298         299
Other debt obligations:
     Medium-term notes due 2002-2005                   31          31
     9.125% Notes due 2002                             --         100
     8.50% Notes due 2004                             300         300
     6.50% Notes due 2006                             150         150
     10.125% Senior Notes due 2008                    700         700
     8.75% Notes due 2009                             599         598
     7.55% Debentures due 2026                        150         150
     Other                                              8           9
                                                   ------      ------
          Total long-term debt                      2,286       2,337
Less current maturities                                 4         104
                                                   ------      ------
          Total long-term debt, net                $2,282      $2,233
                                                   ======      ======

Lyondell remains a guarantor of $300 million of Equistar debt and a co-obligor with Equistar for $31 million of debt. The consolidated financial statements (unaudited) of Lyondell are filed as an exhibit to Equistar's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.

8.  Lease Commitments

Equistar leases railcars, under operating leases, from unaffiliated entities established for the purpose of serving as lessors with respect to these leases. The leases include options for Equistar to purchase the railcars covered by the leases during a lease term. If Equistar does not exercise a purchase option, the affected railcars will be sold upon termination of the lease. In the event the sales proceeds are less than the lessor's unrecovered investment, Equistar will pay the difference to the lessor, but no more than the guaranteed residual value. The total guaranteed residual value under these leases was approximately $208 million at March 31, 2002. One of the railcar leases with a guaranteed residual value of $35 million terminates in December 2002. Equistar has not decided whether to exercise the purchase option under this lease, but does not currently anticipate payment of a material amount under the residual value guarantee provisions.

Early in 2002, Equistar's credit rating was lowered by two major rating agencies. The credit rating downgrade permitted the early termination of one of Equistar's railcar leases by the lessor, which could have accelerated the payment of $126 million of minimum lease payments. Equistar renegotiated the lease during the first quarter 2002, resulting in a payment of additional fees and a prepayment of basic rent of $17 million, which reduced the guaranteed residual value to $87 million and which will be fully offset by a corresponding reduction in future cash lease payments.

Certain of Equistar's railcar operating leases contain financial and other covenants that are substantially the same as those contained in the $800 million credit facility. A breach of these covenants could permit the early termination of these railcar leases by the lessors. Under one of the leases, the covenants were automatically updated with the March 2002 amendment to the credit facility (see Note 7).

Equistar also amended the covenants under the remaining railcar lease to incorporate the March 2002 amendment to the $800 million credit facility. The amendment, which was completed in the second quarter 2002, required the payment of additional fees and a payment of $16 million, which reduced the guaranteed residual value to $70 million. The $16 million payment will be partially offset by a corresponding reduction in future lease payments. In addition, the lessor has the option to terminate the lease under certain circumstances by December 31, 2002.

9.  Derivative Financial Instruments

The following table summarizes activity included in accumulated other comprehensive loss related to derivative financial instruments used as cash flow hedges for the three-month periods ended March 31:

Millions of dollars                                              2002     2001
-------------------                                             ------   ------
Gain (loss):
    Beginning balance                                           $  --     $ --
    January 1, 2001 transition adjustment -
         Reclassification of December 31, 2000 deferred loss       --      (13)
    Net gains on derivative instruments                            --       10
    Reclassification of net losses on
         derivative instruments to earnings                        --        1
                                                                -----     ----
    Loss on derivative instruments at March 31                  $  --     $ (2)
                                                                =====     ====

The transition adjustment represents the cumulative effect of an accounting change, resulting from the adoption of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as of January 1, 2001.

10.  Commitments and Contingencies

Indemnification Arrangements--Lyondell, Millennium Petrochemicals and certain subsidiaries of Occidental have each agreed to provide certain indemnifications to Equistar with respect to the petrochemicals and polymers businesses contributed by the partners. In addition, Equistar agreed to assume third party claims that are related to certain pre-closing contingent liabilities that are asserted prior to December 1, 2004 as to Lyondell and Millennium Petrochemicals, and May 15, 2005 as to certain Occidental subsidiaries, to the extent the aggregate thereof does not exceed $7 million to each partner, subject to certain terms of the respective asset contribution agreements. As of March 31, 2002, Equistar had incurred a total of $19 million for these uninsured claims and liabilities. Equistar also agreed to assume third party claims that are related to certain pre-closing contingent liabilities that are asserted for the first time after December 1, 2004 as to Lyondell and Millennium Petrochemicals, and for the first time after May 15, 2005 as to certain Occidental subsidiaries.

Environmental Remediation--Equistar's accrued liability for environmental matters as of March 31, 2002 was $5 million and primarily related to the Port Arthur facility, which was permanently shut down on February 28, 2001. In the opinion of management, there is currently no material estimable range of loss in excess of the amounts recorded for environmental remediation.

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

In the United States, the Clean Air Act Amendments of 1990 set minimum levels for oxygenates, such as MTBE, in gasoline sold in areas not meeting specified air quality standards. The presence of MTBE in some water supplies in California and other states due to gasoline leaking from underground storage tanks and in surface water from recreational water craft has led to public concern about the use of MTBE. Certain federal and state governmental initiatives in the U.S. have sought either to rescind the oxygenate requirement for reformulated gasoline or to restrict or ban the use of MTBE. On April 25, 2002, the U.S. Senate passed its version of an omnibus energy bill, which, among other things, would ban the use of MTBE as a fuel oxygenate. The Senate bill is not law and needs to be reconciled with the U.S. House of Representatives' omnibus energy bill, which was passed in July 2001. Equistar's MTBE sales represented approximately 4% of its total 2001 revenues. Equistar does not expect these initiatives to have a significant impact on MTBE margins and volumes in 2002. Should it become necessary to reduce MTBE production, Equistar would need to make capital expenditures to convert its MTBE plants to production of alternate gasoline blending components. The profit margins on such alternate gasoline blending components could differ from those historically realized on MTBE.

General--Equistar is involved in various lawsuits and proceedings. Subject to the uncertainty inherent in all litigation, management believes the resolution of these proceedings will not have a material adverse effect on the financial position, liquidity or results of operations of Equistar.

In the opinion of management, any liability arising from the matters discussed in this note is not expected to have a material adverse effect on the financial position or liquidity of Equistar. However, the adverse resolution in any reporting period of one or more of the matters discussed in this note could have a material impact on Equistar's results of operations for that period without giving effect to contribution or indemnification obligations of co-defendants or others, or to the effect of any insurance coverage that may be available to offset the effects of any such award.

11. Comprehensive Loss

The components of the comprehensive loss were as follows:

                                                  For the three months ended
                                                           March 31,
                                                  --------------------------
                                                     2002           2001
                                                    ------         ------
Net loss                                           $(1,179)       $   (77)
                                                   -------        -------
Other comprehensive loss:
   Net loss on derivative instruments                  --              (2)
   Unrealized loss on securities                       --              (1)
                                                   -------        -------
Total other comprehensive loss                         --              (3)
                                                   -------        -------
Comprehensive loss                                 $(1,179)       $   (80)
                                                   =======        =======

12.  Segment and Related Information

Equistar operates in two reportable segments, petrochemicals and polymers. Summarized financial information concerning Equistar's reportable segments is shown in the following table. Intersegment sales between the petrochemicals and polymers segments were based on current market prices.



Millions of dollars                                 Petrochemicals  Polymers   Unallocated Eliminations   Total
-------------------                                 --------------  --------   ----------- ------------   -----
For the three months ended March 31, 2002:
Sales and other operating revenues:
      Customers                                         $  726       $  410       $   --      $   --     $ 1,136
      Intersegment                                         267           --           --        (267)         --
                                                    ------------------------------------------------------------
Total sales and other operating revenues                   993          410           --        (267)      1,136
Operating loss                                             (24)         (21)         (30)         --         (75)
Interest expense                                            --           --          (52)         --         (52)
Other income, net                                           --           --            1          --           1
Loss before cumulative
      effect of accounting change                          (24)         (21)         (81)         --        (126)

For the three months ended March 31, 2001:
Sales and other operating revenues:
      Customers                                        $ 1,231       $  542       $   --      $   --     $ 1,773
      Intersegment                                         458           --           --        (458)         --
                                                    ------------------------------------------------------------
Total sales and other operating revenues                 1,689          542           --        (458)      1,773
Operating income (loss)                                    115          (89)         (62)         --         (36)
Interest expense                                            --           --          (46)         --         (46)
Other income, net                                           --           --            5          --           5
Net income (loss)                                          115          (89)        (103)         --         (77)

The following table presents the details of "Operating income (loss)" as presented above in the "Unallocated" column for the three-month periods ended:

                                                          March 31,   March 31,
Millions of dollars                                         2002        2001
-------------------                                        ------      ------
Expenses not allocated to petrochemicals and polymers:
     Principally general and administrative expenses       $ (30)     $  (40)
     Unusual charges                                          --         (22)
                                                           -----      ------
          Total--Unallocated                               $ (30)     $  (62)
                                                           =====      ======

During the first quarter of 2002, Equistar wrote off the entire balance of its goodwill, resulting in a $1.1 billion charge that was reported as the cumulative effect of an accounting change (see Note 4).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

General--U.S. demand for ethylene in the first quarter 2002 grew an estimated 2% compared to the first quarter 2001 and 3% compared to the fourth quarter 2001. Nonetheless, the first quarter 2002 demand growth failed to absorb the effects of an estimated 7.6% increase in worldwide ethylene industry capacity during calendar 2001 or to offset the effects of a 10% contraction in U.S. ethylene demand in 2001.

Raw material costs in the first quarter 2002 were significantly lower than in the first quarter 2001. The benchmark price of crude oil averaged 24% lower in the first quarter 2002 than in the first quarter 2001. Natural gas prices, which spiked to historically high levels in the first quarter 2001, averaged 67% lower in the first quarter 2002, resulting in lower energy costs.

Despite increased demand in the first quarter 2002, the ongoing industry overcapacity and the decreases in raw material costs during 2001 and most of the first quarter 2002 put downward pressure on product sales prices. This resulted in sales prices decreasing more than the costs of raw materials. Average benchmark sales prices for ethylene were 41% lower in the first quarter 2002 compared to the first quarter 2001, while average benchmark prices for co-product propylene were 29% lower in the first quarter 2002 compared to the first quarter 2001. These factors combined to reduce Equistar's margins in the first quarter 2002 compared to the first quarter 2001.

In addition, in response to political uncertainties in the Middle East and Venezuela, raw material costs rose rapidly toward the end of the first quarter 2002. March 2002 crude oil prices averaged 18% higher than in February 2002, while March 2002 natural gas prices averaged 20% higher than in February 2002. This also had a negative effect on Equistar's first quarter 2002 margins due to lags in implementing sales price increases in response to cost increases.

Net Loss--Equistar had a loss before cumulative effect of accounting change of $126 million in the first quarter 2002 compared to a net loss of $77 million in the first quarter 2001. The first quarter 2001 included $22 million of shutdown costs for Equistar's Port Arthur facility and $8 million of goodwill amortization. Excluding the effect of the first quarter 2001 shutdown costs and the goodwill amortization, the net loss increased by $79 million, reflecting a significant decrease in petrochemicals segment operating results partly offset by improvement in polymers segment results. The decrease in petrochemicals segment profitability was due to lower prices and margins, lower sales volumes and the negative effects of certain above-market fixed price contracts. Polymers segment results, however, improved due to higher margins as raw materials costs decreased more than sales prices.

RESULTS OF OPERATIONS

First Quarter 2002 versus Fourth Quarter 2001

Equistar had a loss before cumulative effect of accounting change of $126 million in the first quarter 2002 compared to a loss of $94 million in the fourth quarter 2001, which included $8 million of goodwill amortization. Excluding the effect of the fourth quarter 2001 goodwill amortization, the $40 million increase in the net loss reflected a decrease in petrochemicals segment operating results partly offset by improvement in polymers segment operating results. The decrease in petrochemicals segment profitability was due to lower prices and margins. Polymers segment results improved on higher margins as raw materials costs decreased more than sales prices. Both petrochemicals and polymers segment sales volumes increased in the first quarter 2002 compared to the fourth quarter 2001.

The petrochemicals segment had an operating loss of $24 million in the first quarter 2002 compared to operating income of $50 million in the fourth quarter 2001. Margins in the first quarter 2002 decreased from the fourth quarter 2001 as ethylene prices declined in the first quarter 2002, while raw material and energy costs increased. First quarter 2002 average benchmark prices for ethylene were 19.3 cents per pound compared to 20.9 cents per pound in the fourth quarter 2001, an 8% decrease. Costs of raw materials increased due to rising ethane and naphtha prices during the first quarter 2002. Benchmark prices of co-product propylene decreased an estimated 2.0 cents per pound, or 12%, in the first quarter 2002, further contributing to lower margins. Equistar's costs were also higher due to certain fixed price natural gas and NGL supply contracts entered into in early 2001. In the first quarter 2002, Equistar's costs under these fixed-price contracts were approximately $33 million higher than market-based contracts would have been. These fixed-price contracts largely expired at the end of the first quarter 2002. Sales volumes for petrochemical products increased 6.5% in the first quarter 2002 compared to the fourth quarter 2001 as aggressive inventory reductions by customers in the fourth quarter 2001 ended and there were some indications of improved demand in the first quarter 2002.

The polymers segment operating loss of $21 million in the first quarter 2002 improved from an operating loss of $48 million in the fourth quarter 2001 due to improved margins and higher volumes. Margins in the polymers segment improved somewhat as decreasing prices for ethylene, a major raw material, more than offset lower sales prices. Estimated benchmark polymer sales prices fell approximately 0.5 cents per pound in the first quarter 2002 compared to the above-noted decrease of 1.6 cents per pound for ethylene over the same period. Polymer sales volume increases in the first quarter 2002 reflected the end of aggressive inventory reductions by customers in late December 2001 as well as some evidence of improved demand late in the first quarter 2002. Total Equistar polymer sales volumes increased approximately 3% versus the fourth quarter 2001.

Segment Data

The following tables reflect selected actual sales volume data, including intersegment sales volumes, and summarized financial information for Equistar's business segments.

                                                     For the three months ended
                                                             March 31,
                                                     --------------------------
 In millions                                             2002           2001
 -----------                                            ------         ------
Selected petrochemicals products:
    Olefins (pounds)                                     4,137          4,241
    Aromatics (gallons)                                     86             90
Polymers products (pounds)                               1,508          1,441

Millions of dollars
Sales and other operating revenues:
Petrochemicals segment                                 $   993        $ 1,689
Polymers segment                                           410            542
Intersegment eliminations                                 (267)          (458)
                                                       -------        -------
     Total                                             $ 1,136        $ 1,773
                                                       =======        =======
Cost of sales:
Petrochemicals segment                                 $ 1,015        $ 1,568
Polymers segment                                           414            613
Intersegment eliminations                                 (267)          (458)
                                                       -------        -------
     Total                                             $ 1,162        $ 1,723
                                                       =======        =======
Other operating expenses:
Petrochemicals segment                                 $     2        $     6
Polymers segment                                            17             18
Unallocated                                                 30             40
Unusual charges                                             --             22
                                                       -------        -------
     Total                                             $    49        $    86
                                                       =======        =======
Operating income (loss):
Petrochemicals segment                                 $   (24)       $   115
Polymers segment                                           (21)           (89)
Unallocated and unusual charges                            (30)           (62)
                                                       -------        -------
     Total                                             $   (75)       $   (36)
                                                       =======        =======

Petrochemicals Segment

Revenues--Revenues of $1.0 billion in the first quarter 2002 decreased 41% compared to revenues of $1.7 billion in the first quarter 2001 primarily due to lower sales prices and, to a lesser extent, lower sales volumes. Benchmark ethylene prices averaged 41% lower in the first quarter 2002 compared to the first quarter 2001. Sales volumes decreased 3% in the first quarter 2002 compared to the first quarter 2001.

Cost of Sales--Cost of sales of $1.0 billion in the first quarter 2002 decreased 35% compared to $1.6 billion in the first quarter 2001, less than the percentage decrease in sales noted above. While the costs of NGL-based raw materials and energy decreased from the historically high levels experienced in the first quarter 2001, other raw material costs, such as heavy liquids, did not decrease proportionately to the decrease in sales prices. Costs were also higher due to certain fixed price natural gas and NGL supply contracts entered into in early 2001. In the first quarter 2002, Equistar's costs under these fixed-price contracts were approximately $33 million higher than market-based contracts would have been. These fixed-price contracts largely expired by the end of the first quarter 2002.

Operating Income--The operating loss of $24 million in the first quarter 2002 compares to operating income of $115 million in the first quarter 2001. The $139 million decrease is primarily due to lower product margins as sales prices decreased much more than raw material costs. As noted above, raw material and energy costs actually rose rapidly in March 2002 after declining steadily since the first quarter 2001. This negatively affected first quarter 2002 margins, as sales prices could not be increased timely in response to the cost increases.

Polymers Segment

Revenues--Revenues of $410 million in the first quarter 2002 decreased 24% compared to revenues of $542 million in the first quarter 2001. The decrease was due to lower sales prices partly offset by a 5% increase in sales volumes. First quarter 2002 average sales prices decreased in response to lower raw material costs, primarily ethylene and propylene. The higher sales volumes reflected improvement in demand.

Cost of Sales--Cost of sales of $414 million in the first quarter 2002 decreased 32% compared to $613 million in the first quarter 2001. This decrease reflected decreases in raw material costs, primarily ethylene and propylene. Benchmark ethylene and propylene costs were 41% and 29% lower, respectively, in the first quarter 2002 compared to the first quarter 2001. The benefits of these cost decreases were reduced by the effect of the increase in sales volumes.

Operating Income--For the first quarter 2002, the polymers segment had an operating loss of $21 million compared to an operating loss of $89 million in the first quarter 2001. The reduced operating loss was due to improvement in polymer margins and, to a lesser extent, higher sales volumes. Margins improved in the first quarter 2002 compared to the first quarter 2001 as sales prices decreased less than the decreases in polymer raw material costs.

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

Cumulative Effect of Accounting Change--Effective January 1, 2002, Equistar adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. Upon implementation of SFAS No. 142, Equistar reviewed goodwill for impairment and concluded that the entire balance of goodwill was impaired, resulting in a $1.1 billion charge that was reported as the cumulative effect of an accounting change as of January 1, 2002. See Note 4 of Notes to Consolidated Financial Statements. In addition, as a result of implementing SFAS No. 142, earnings in 2002 and subsequent years will be favorably affected by $33 million annually because of the elimination of goodwill and its related amortization.

FINANCIAL CONDITION

Operating Activities--Operating activities used cash of $119 million in the first quarter 2002 compared to $154 million in the first quarter 2001. For Equistar, the first quarter of the year includes significant payments of annual and semiannual property taxes, interest and compensation-related items, generally resulting in negative operating cash flow for the period. Despite a $49 million higher loss before the cumulative effect of accounting change in the first quarter 2002, cash used by operating activities in the first quarter 2002 decreased compared to the first quarter 2001. This was primarily due to a net reduction of $39 million in the main components of working capital - receivables, inventory and payables - during the first quarter 2002. This compares to a $62 million increase in these components of working capital during the first quarter 2001. The improvement in the first quarter 2002 was due to a significant increase in payables. During the first quarter 2001, the inventory component of working capital increased $74 million, primarily due to increased levels of raw materials compared to December 31, 2000.

Investing Activities--Equistar's capital expenditures were $15 million in the first quarter 2002 and $24 million in the first quarter 2001. The reduced level of expenditures in 2002 reflects the continuing poor business environment. Equistar's capital budget for 2002 is $94 million, primarily for regulatory and environmental compliance and cost reduction projects.

Financing Activities--Cash used by financing activities was $53 million in the first quarter 2002, and included the scheduled retirement of $100 million principal amount of the 9.125% notes. This $100 million payment was partly funded by net borrowing of $50 million under the revolving credit facility. There were no distributions to partners in the first quarter 2002.

Liquidity and Capital Resources--At March 31, 2002, Equistar had cash on hand of $15 million. In addition $450 million of the $500 million revolving credit facility, which matures in August 2006, was available at March 31, 2002. Amounts available under the revolving credit facility are also reduced to the extent of outstanding letters of credit, which were $5 million as of March 31, 2002. Early in 2002, Equistar's credit rating was lowered by two major rating agencies, which could affect Equistar's borrowing costs in the future.

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

As a result of the continued poor current business environment, in late March 2002, Equistar amended its $800 million credit facility making certain financial ratio requirements less restrictive. See Note 7 of Notes to Consolidated Financial Statements. As a result of the amendment, the interest rate on the credit facility was increased by 0.5% per annum. If certain financial ratios are met, the interest rate will only increase by 0.25% per annum. Equistar was in compliance with all covenants under its debt instruments as of March 31, 2002.

Railcar Leases--Equistar leases railcars, under operating leases, from unaffiliated entities established for the purpose of serving as lessors with respect to these leases. The leases include options for Equistar to purchase the railcars covered by the leases during a lease term. If Equistar does not exercise a purchase option, the affected railcars will be sold upon termination of the lease. In the event the sales proceeds are less than the lessor's unrecovered investment, Equistar will pay the difference to the lessor, but no more than the guaranteed residual value. The total guaranteed residual value under these leases was approximately $208 million at March 31, 2002. One of the railcar leases with a guaranteed residual value of $35 million terminates in December 2002. Equistar has not decided whether to exercise the purchase option under this lease, but does not currently anticipate payment of a material amount under the residual value guarantee provisions.

Early in 2002, Equistar's credit rating was lowered by two major rating agencies. The credit rating downgrade permitted the early termination of one of Equistar's railcar leases by the lessor, which could have accelerated the payment of $126 million of minimum lease payments. Equistar renegotiated the lease during the first quarter 2002, resulting in a payment of additional fees and a prepayment of basic rent of $17 million, which reduced the guaranteed residual value to $87 million, and will be fully offset by a corresponding reduction in future cash lease payments.

Certain of Equistar's railcar operating leases contain financial and other covenants that are substantially the same as those contained in the $800 million credit facility. A breach of these covenants could permit the early termination of these railcar leases by the lessors. Under one of the leases, the covenants were automatically updated with the March 2002 amendment to the credit facility.

Equistar also amended the covenants under the remaining railcar lease to incorporate the March 2002 amendment to the $800 million credit facility. The amendment, which was completed in the second quarter 2002, required the payment of additional fees and a payment of $16 million, which reduced the guaranteed residual value to $70 million. The $16 million payment will be partially offset by a corresponding reduction in future lease payments. In addition, the lessor has the option to terminate the lease under certain circumstances by December 31, 2002.

RECENT DEVELOPMENTS

Early in 2002, Lyondell and Occidental agreed in principle to Lyondell's acquisition of Occidental's 29.5% share of Equistar and Occidental's purchase of an equity interest in Lyondell. Upon completion of these transactions, Lyondell's ownership interest in Equistar would increase to 70.5%. Millennium holds the remaining 29.5% interest in Equistar. There can be no assurance that the proposed transactions will be completed.

CURRENT BUSINESS OUTLOOK

Equistar expects modestly improved demand coupled with the expiration of many of its fixed price natural gas and NGL contracts to result in improved results in the second quarter 2002. Such improvement could be offset by any significant increases in raw material costs.

RECENT ACCOUNTING STANDARDS

Effective January 1, 2002, Equistar implemented SFAS No. 141, Business Combinations, SFAS No. 142, Goodwill and Other Intangible Assets, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. See "Results of Operations" and Note 4 of Notes to Consolidated Financial Statements.

Item 3.  Disclosure of Market and Regulatory Risk.

Equistar's exposure to market and regulatory risks is described in Item 7a of its Annual Report on Form 10-K for the year ended December 31, 2001. Equistar's exposure to market and regulatory risks has not changed materially in the quarter ended March 31, 2002, except as noted below.

Certain federal and state governmental initiatives in the U.S. have sought either to rescind the oxygenate requirement for reformulated gasoline or to restrict or ban the use of MTBE. On April 25, 2002, the U.S. Senate passed its version of an omnibus energy bill, which, among other things, would ban the use of MTBE as a fuel oxygenate. The Senate bill is not law and needs to be reconciled with the U.S. House of Representatives' omnibus energy bill, which was passed in July 2001. Equistar's MTBE sales represented approximately 4% of its total 2001 revenues. Equistar does not expect these initiatives to have a significant impact on MTBE margins and volumes in 2002. Should it become necessary to reduce MTBE production, Equistar would need to make capital expenditures to convert its MTBE plants to production of alternate gasoline blending components. The profit margins on such alternate gasoline blending components could differ from those historically realized on MTBE.

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         There have been no material developments with respect to Equistar's legal proceedings previously reported in the Annual Report on Form 10-K for the year ended December 31, 2001.

Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits

         4.2(a) Amendment No. 1 dated as of March 26, 2002 to the Amended and Restated Credit Agreement dated as of August 24, 2001 among Equistar Chemicals, LP, the lenders from time to time party thereto and Citicorp USA, Inc. and Credit Suisse First Boston, as co-syndication agents, Bank of America, N.A., as servicing agent and as administrative agent and The Chase Manhattan Bank, as collateral agent and as administrative agent

         99 Consolidated Financial Statements (Unaudited) of Lyondell Chemical Company

(b)      Reports on Form 8-K

         None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              Equistar Chemicals, LP


Dated:  May 13, 2002                           /s/ CHARLES L. HALL
                                        ------------------------------------
                                                 Charles L. Hall
                                          Vice President and Controller
                                           (Duly Authorized Officer and
                                          Principal Accounting Officer)