Form 10-Q
period 2002-06-30
EQUISTAR CHEMICALS LP
filed 2002-08-13
CIK 1081158

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

                        CONSOLIDATED STATEMENTS OF INCOME


                                                            For the three months ended      For the six months ended
                                                                     June 30,                       June 30,
                                                           -----------------------------  ------------------------------
 Millions of dollars                                           2002            2001           2002             2001
---------------------                                      -------------   -------------  --------------   -------------
 Sales and other operating revenues:
      Unrelated parties                                       $ 1,111         $ 1,239       $  2,006          $ 2,552
      Related parties                                             351             361            592              821
                                                              -------         -------       --------          -------
                                                                1,462           1,600          2,598            3,373
 Operating costs and expenses:
      Cost of sales                                             1,390           1,522          2,552            3,245
      Selling, general and administrative expenses                 41              45             81               91
      Research and development expense                              9              10             18               20
      Amortization of goodwill                                    - -               9            - -               17
      Unusual charges                                             - -             - -            - -               22
                                                              -------         -------       --------          -------
                                                                1,440           1,586          2,651            3,395
                                                              -------         -------       --------          -------
      Operating income (loss)                                      22              14            (53)             (22)

 Interest expense                                                 (51)            (45)          (103)             (91)
 Interest income                                                    1             - -              1              - -
 Other income, net                                                - -               1              1                6
                                                              -------         -------       --------          -------
 Net loss before cumulative effect
      of accounting change                                        (28)            (30)          (154)            (107)
 Cumulative effect of accounting change                           - -             - -         (1,053)             - -
                                                              -------         -------       --------          -------
 Net loss                                                    $    (28)       $    (30)      $ (1,207)         $  (107)
                                                             ========        ========       ========          =======



                 See Notes to Consolidated Financial Statements.

                             EQUISTAR CHEMICALS, LP

                           CONSOLIDATED BALANCE SHEETS


                                                                                  June 30,         December 31,
Millions of dollars                                                                 2002               2001
-------------------                                                            ----------------   ----------------
ASSETS
Current assets:
     Cash and cash equivalents                                                     $    25            $   202
     Accounts receivable:
          Trade, net                                                                   557                440
          Related parties                                                              133                100
     Inventories                                                                       445                448
     Prepaid expenses and other current assets                                          28                 36
                                                                                   -------            -------
          Total current assets                                                       1,188              1,226

Property, plant and equipment, net                                                   3,615              3,705
Investment in PD Glycol                                                                 46                 47
Goodwill, net                                                                          - -              1,053
Other assets, net                                                                      301                277
                                                                                   -------            -------
Total assets                                                                       $ 5,150            $ 6,308
                                                                                   =======            =======

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
     Accounts payable:
          Trade                                                                    $   404            $   331
          Related parties                                                               24                 29
     Current maturities of long-term debt                                                4                104
     Other accrued liabilities                                                         170                197
                                                                                   -------            -------
          Total current liabilities                                                    602                661

Long-term debt                                                                       2,331              2,233
Other liabilities                                                                      187                177
Commitments and contingencies
Partners' capital:
    Partners' accounts                                                               2,050              3,257
    Accumulated other comprehensive loss                                               (20)               (20)
                                                                                   -------            -------
           Total partners' capital                                                   2,030              3,237
                                                                                   -------            -------
Total liabilities and partners' capital                                            $ 5,150            $ 6,308
                                                                                   =======            =======

                 See Notes to Consolidated Financial Statements.

                             EQUISTAR CHEMICALS, LP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     For the six months ended
                                                                                             June 30,
                                                                                   ------------------------------
Millions of dollars                                                                     2002            2001
-------------------                                                                 -------------   -------------
Cash flows from operating activities:
     Net loss                                                                           $ (1,207)       $   (107)
     Adjustments to reconcile net loss to net
       cash (used in) provided by operating activities:
          Cumulative effect of accounting change                                           1,053             - -
          Depreciation and amortization                                                      150             159
          Net gain on disposition of assets                                                  - -              (3)
     Changes in assets and liabilities that provided (used) cash:
          Accounts receivable                                                               (150)            145
          Inventories                                                                          3             (34)
          Accounts payable                                                                    68             (73)
          Other assets and liabilities                                                       (56)              8
                                                                                        --------        --------
               Net cash (used in) provided by operating activities                          (139)             95
                                                                                        --------        --------
Cash flows from investing activities:
     Expenditures for property, plant and equipment                                          (29)            (53)
     Contributions to affiliates                                                              (6)            - -
     Purchase of business from AT Plastics, Inc.                                             - -              (7)
     Proceeds from sales of assets                                                           - -               4
                                                                                        --------        --------
               Net cash used in investing activities                                         (35)            (56)
                                                                                        --------        --------
Cash flows from financing activities:
     Net borrowing under lines of credit                                                     100             - -
     Repayment of long-term debt                                                            (101)            - -
     Other                                                                                    (2)            - -
                                                                                        --------        --------
               Net cash used in financing activities                                          (3)            - -
                                                                                        --------        --------
(Decrease) increase in cash and cash equivalents                                            (177)             39
Cash and cash equivalents at beginning of period                                             202              18
                                                                                        --------        --------
Cash and cash equivalents at end of period                                              $     25        $     57
                                                                                        ========        ========



                 See Notes to Consolidated Financial Statements.

                             EQUISTAR CHEMICALS, LP

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Basis of Preparation

The accompanying consolidated financial statements are unaudited and have been prepared from the books and records of Equistar Chemicals, LP ("Equistar" or "the Partnership") in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2001 included in the Equistar 2001 Annual Report on Form 10-K.

2.  Company Ownership

Equistar is a Delaware limited partnership, which commenced operations on December 1, 1997. Equistar is owned 41% by Lyondell Chemical Company ("Lyondell"), 29.5% by Millennium Chemicals Inc. ("Millennium"), and 29.5% by Occidental Petroleum Corporation ("Occidental").

During 2002, Lyondell entered into an agreement to purchase Occidental's interest in Equistar. Upon completion of the related transactions, Lyondell's ownership interest in Equistar would increase to 70.5%. Closing of the transactions, which is expected to occur by September 1, 2002, is subject to certain conditions, including approval by Lyondell's shareholders. There can be no assurance that the proposed transactions will be completed.

3.  Unusual Charges

Equistar shut down its Port Arthur, Texas polyethylene facility in February 2001. The asset values of the Port Arthur production units were previously adjusted as part of a $96 million restructuring charge recognized in 1999. During the first quarter 2001, Equistar recorded an additional $22 million charge, which included environmental remediation liabilities of $7 million, severance benefits of $5 million, pension benefits of $2 million, and other exit costs of $3 million. The remaining $5 million of the charge related primarily to the write down of certain assets. The severance and pension benefits covered approximately 125 people employed at the Port Arthur facility. Payments of $5 million for severance, $3 million for exit costs and $3 million for environmental remediation were made through June 30, 2002. The pension benefits of $2 million will be paid from the assets of the pension plans. As of June 30, 2002, the remaining liability included $4 million for environmental remediation costs (see Note 9).

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

Upon implementation of SFAS No. 142, Equistar reviewed goodwill for impairment and concluded that the entire balance of goodwill was impaired, resulting in a $1.1 billion charge that was reported as the cumulative effect of an accounting change as of January 1, 2002. The conclusion was based on a comparison to Equistar's indicated fair value, using multiples of EBITDA (earnings before interest, taxes, depreciation and amortization) for comparable companies as an indicator of fair value.

As a result of implementing SFAS No. 142, earnings in 2002 and subsequent years will be favorably affected by $33 million annually because of the elimination of goodwill amortization. The following table presents Equistar's loss before cumulative effect of accounting change and net loss for all periods presented as adjusted to eliminate goodwill amortization expense.


                                        For the three months  For the six months
                                           ended June 30,        ended June 30,
                                        --------------------  ------------------
Millions of dollars                        2002       2001      2002       2001
-------------------                      -------    -------    ------     ------
Reported loss before cumulative effect
   of accounting change                  $   (28)   $   (30)   $  (154)   $  (107)
Add back: goodwill amortization               --          9         --         17
                                         -------    -------    -------    -------
Adjusted loss before cumulative effect
   of accounting change                  $   (28)   $   (21)   $  (154)   $   (90)
                                         =======    =======    =======    =======
Reported net loss                        $   (28)   $   (30)   $(1,207)   $  (107)
Add back: Goodwill amortization               --          9         --         17
                                         -------    -------    -------    -------
Adjusted net loss                        $   (28)   $   (21)   $(1,207)   $   (90)
                                         =======    =======    =======    =======

In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No.13, and Technical Corrections. The primary impact of the statement on Equistar will be the classification of losses that result from the early extinguishment of debt as a charge to income before extraordinary items. Reclassification of prior period losses that were originally reported as extraordinary items also will be required. Application of the statement will be required in 2003.

In July 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities. SFAS No. 146 addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities, essentially codifying prior accounting guidance on these matters. SFAS No. 146 will be effective for activities initiated after December 31, 2002. Early application is permitted. Equistar does not expect adoption of SFAS No. 146 to have any impact on its consolidated financial statements.

5.  Inventories

Inventories consisted of the following at:

                                       June 30,         December 31,
Millions of dollars                      2002               2001
-------------------                    --------         ------------
Finished goods                          $ 247              $  243
Work-in-process                            14                  12
Raw materials                             100                 104
Materials and supplies                     84                  89
                                        -----              ------
     Total inventories                  $ 445              $  448
                                        =====              ======

6.  Property, Plant and Equipment, Net

The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows at:

                                             June 30,    December 31,
Millions of dollars                            2002          2001
-------------------                          ------      ------------
Land                                         $   79         $   79
Manufacturing facilities and equipment        5,973          5,929
Construction in progress                         75             92
                                             ------         ------
     Total property, plant and equipment      6,127          6,100
Less accumulated depreciation                 2,512          2,395
                                             ------         ------
     Property, plant and equipment, net      $3,615         $3,705
                                             ======         ======

Depreciation and amortization are summarized as follows:


                                     For the three months ended         For the six months ended
                                              June 30,                          June 30,
                                   --------------------------------   ------------------------------
                                        2002             2001              2002            2001
                                   ---------------  ---------------   ---------------  -------------
Millions of dollars
-------------------
Property, plant and equipment          $   59           $   58              $ 119            $ 117
Goodwill                                  - -                9                - -               17
Turnaround expense                          5                5                 12               11
Software costs                              4                2                  8                5
Catalysts                                   3                4                  4                5
Debt issuance costs                         1              - -                  3              - -
Other                                       3                3                  4                4
                                       ------           ------              -----            -----
                                       $   75           $   81              $ 150            $ 159
                                       ======           ======              =====            =====

7.  Long-Term Debt

In late March 2002, Equistar amended its credit facility making certain financial ratio requirements less restrictive, making the covenant limiting acquisitions more restrictive and adding a covenant limiting certain non-regulatory capital expenditures (see also Note 8). As a result of the amendment, the interest rate on the credit facility was increased by 0.5% per annum.

Long-term debt consisted of the following at:

                                               June 30,           December 31,
Millions of dollars                              2002                 2001
-------------------                            --------           ------------
Bank credit facility:
     Revolving credit facility due 2006       $   100              $   - -
     Term loan due 2007                           298                  299
Other debt obligations:
     Medium-term notes due 2002-2005               31                   31
     9.125% Notes due 2002                        - -                  100
     8.50% Notes due 2004                         300                  300
     6.50% Notes due 2006                         150                  150
     10.125% Senior Notes due 2008                700                  700
     8.75% Notes due 2009                         599                  598
     7.55% Debentures due 2026                    150                  150
     Other                                          7                    9
                                              -------              -------
          Total long-term debt                  2,335                2,337
Less current maturities                             4                  104
                                              -------              -------
          Total long-term debt, net           $ 2,331              $ 2,233
                                              =======              =======

Lyondell remains a guarantor of $300 million of Equistar debt and a co-obligor with Equistar for $31 million of debt. The consolidated financial statements (unaudited) of Lyondell are filed as an exhibit to Equistar's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

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

Early in 2002, Equistar's credit rating was lowered by two major rating agencies, which permitted the early termination of one of Equistar's railcar leases by the lessor. As a result, Equistar renegotiated the lease during the first quarter 2002, resulting in a payment of additional fees and a $17 million prepayment, which is being amortized over the remaining lease term. The prepayment reduced the guaranteed residual value and reduced future lease payments. The guaranteed residual value at June 30, 2002 was $85 million.

Two of the three Equistar railcar operating leases contain financial and other covenants that are substantially the same as those contained in Equistar's credit facility. A breach of these covenants could permit the early termination of these railcar leases by the lessors. Under one of the leases, the covenants were automatically updated with the March 2002 amendment to the credit facility. Under the other lease, Equistar amended the covenants to incorporate the March 2002 amendment to the credit facility. The amendment, which was completed in the second quarter 2002, required the payment of additional fees and a $16 million prepayment, which is being amortized over the remaining lease term. The $16 million prepayment reduced the guaranteed residual value and the future lease payments. The guaranteed residual value at June 30, 2002 was $72 million. Equistar plans either to exercise the purchase option under this lease or to enter into a new lease arrangement with another lessor covering the subject railcars, prior to December 31, 2002.

The third railcar lease, with a guaranteed residual value of $34 million at June 30, 2002, terminates in December 2002. Equistar plans either to exercise its option to purchase the railcars covered by this lease or to enter into another lease arrangement with a new lessor covering the subject railcars.

The total guaranteed residual value under these leases at June 30, 2002, after considering the prepayments noted above, was approximately $191 million. Based on indications of lower current market values Equistar has estimated a potential loss on two of these leases and is accruing this amount ratably over the remaining terms of the respective leases.

9.  Commitments and Contingencies

Indemnification Arrangements--Lyondell, Millennium Petrochemicals and certain subsidiaries of Occidental have each agreed to provide certain indemnifications to Equistar with respect to the petrochemicals and polymers businesses contributed by the partners. In addition, Equistar agreed to assume third party claims that are related to certain pre-closing contingent liabilities that are asserted prior to December 1, 2004 as to Lyondell and Millennium Petrochemicals, and May 15, 2005 as to certain Occidental subsidiaries, to the extent the aggregate thereof does not exceed $7 million with respect to each partner, subject to certain terms of the respective asset contribution agreements. From formation through June 30, 2002, Equistar had incurred a total of $20 million for these uninsured claims and liabilities. Equistar also agreed to assume third party claims that are related to certain pre-closing contingent liabilities that are asserted for the first time after December 1, 2004 as to Lyondell and Millennium Petrochemicals, and for the first time after May 15, 2005 as to certain Occidental subsidiaries.

Environmental Remediation--Equistar's accrued liability for environmental matters as of June 30, 2002 was $4 million and primarily related to the Port Arthur facility, which was permanently shut down in February 2001. In the opinion of management, there is currently no material estimable range of loss in excess of the amounts recorded for environmental remediation.

Clean Air Act--The eight-county Houston/Galveston region has been designated a severe non-attainment area for ozone by the U.S. Environmental Protection Agency ("EPA"). Emission reduction controls for nitrogen oxides ("NOx") must be installed at each of Equistar's six plants located in the Houston/Galveston region during the next several years. Compliance with the plan will result in increased capital investment, which could be between $200 million and $260 million, before the 2007 deadline, as well as higher annual operating costs for Equistar. The timing and amount of these expenditures are subject to regulatory and other uncertainties, as well as obtaining the necessary permits and approvals. In January 2001, Equistar and an organization composed of industry participants filed a lawsuit to encourage adoption of an alternative plan to achieve the same air quality improvement with less negative economic impact on the region. Adoption of the alternative plan, as sought by the lawsuit, would be expected to reduce Equistar's estimated capital investments for NOx reductions required to comply with the standards. Recently proposed revisions by the regulatory agencies would change the required NOx reduction levels from 90% to 80%. However, any potential resulting savings from this proposed revision could be offset by the costs of stricter proposed controls over volatile organic compounds, or VOCs. Equistar is still assessing the impact of these proposed regulations and there can be no guarantee as to the ultimate capital cost of implementing any final plan developed to ensure ozone attainment by the 2007 deadline.

In the United States, the Clean Air Act Amendments of 1990 set minimum levels for oxygenates, such as methyl tertiary butyl ether ("MTBE"), in gasoline sold in areas not meeting specified air quality standards. The presence of MTBE in some water supplies in California and other states due to gasoline leaking from underground storage tanks and in surface water from recreational water craft has led to public concern about the use of MTBE. Certain federal and state governmental initiatives in the U.S. have sought either to rescind the oxygen requirement for reformulated gasoline or to restrict or ban the use of MTBE. On April 25, 2002, the U.S. Senate passed its version of an omnibus energy bill, which, among other things, would ban the use of MTBE as a fuel oxygenate. The Senate bill is not law and needs to be reconciled with the U.S. House of Representatives' omnibus energy bill, which was passed in July 2001 and which would not ban the use of MTBE. Equistar's MTBE sales represented approximately 4% of its total 2001 revenues. Equistar does not expect these initiatives to have a significant impact on MTBE margins or volumes in 2002. Should it become necessary or desirable to reduce MTBE production, Equistar would need to make capital expenditures to add the flexibility to produce alternative gasoline blending components at its plants. The profit margins on such alternative gasoline blending components could be lower than those historically realized on MTBE.

General--Equistar is involved in various lawsuits and proceedings. Subject to the uncertainty inherent in all litigation, management believes the resolution of these proceedings, or any liability arising from the matters discussed in this note, will not have a material adverse effect on the financial position, liquidity or results of operations of Equistar.

10.  Comprehensive Loss

The components of the comprehensive loss were as follows:


                                         For the three months      For the six months
                                             ended June 30,           ended June 30,
                                         --------------------      ------------------
                                             2002     2001          2002        2001
                                            ------   ------        ------      ------
Net loss                                   $  (28)   $ (30)       $ (1,207)     $(107)
                                           ------    -----        --------      -----
Other comprehensive income (loss):
   Derivative instruments                     - -      - -             - -         (2)
   Available-for-sale securities              - -        1             - -        - -
                                           ------    -----        --------      -----
Total other comprehensive income (loss)       - -        1             - -         (2)
                                           ------    -----        --------      -----
Comprehensive loss                         $  (28)   $ (29)       $ (1,207)    $  (109)
                                           ======    =====        ========     =======

11.  Segment and Related Information

Equistar operates in two reportable segments, petrochemicals and polymers. Summarized financial information concerning Equistar's reportable segments is shown in the following table. Intersegment sales between the petrochemicals and polymers segments were based on current market prices.


Millions of dollars                            Petrochemicals   Polymers    Unallocated   Eliminations     Total
-------------------                            --------------  -----------  ------------  ------------   -----------
For the three months ended June 30, 2002:
Sales and other operating revenues:
      Customers                                 $     983      $    479     $    - -     $     - -      $   1,462
      Intersegment                                    335           - -          - -          (335)           - -
                                                ---------      --------     --------     ---------      ---------
Total sales and operating revenues                  1,318           479          - -          (335)         1,462
Operating income (loss)                                79           (26)         (31)          - -             22
Interest expense, net                                 - -           - -          (50)          - -            (50)
Net income (loss)                                      79           (26)         (81)          - -            (28)

For the three months ended June 30, 2001:
Sales and other operating revenues:
      Customers                                $    1,084      $    516     $    - -     $     - -      $   1,600
      Intersegment                                    391           - -          - -          (391)           - -
                                                ---------      --------     --------     ---------      ---------
Total sales and operating revenues                  1,475           516          - -          (391)         1,600
Operating income (loss)                                81           (23)         (44)          - -             14
Interest expense, net                                 - -           - -          (45)          - -            (45)
Other income, net                                     - -           - -            1           - -              1
Net income (loss)                                      81           (23)         (88)          - -            (30)

For the six months ended June 30, 2002:
Sales and other operating revenues:
      Customers                                $    1,709      $    889     $    - -     $     - -      $   2,598
      Intersegment                                    602           - -          - -          (602)           - -
                                                ---------      --------     --------     ---------      ---------
Total sales and operating revenues                  2,311           889          - -          (602)         2,598
Operating income (loss)                                55           (47)         (61)          - -            (53)
Interest expense, net                                 - -           - -         (102)          - -           (102)
Other income, net                                     - -           - -            1           - -              1
Net income (loss)                                      55           (47)        (162)          - -           (154)

For the six months ended June 30, 2001:
Sales and other operating revenues:
      Customers                                $    2,315      $  1,058     $    - -     $     - -       $  3,373
      Intersegment                                    849           - -          - -          (849)           - -
                                                ---------      --------     --------     ---------      ---------
Total sales and operating revenues                  3,164         1,058          - -          (849)         3,373
Operating income (loss)                               196          (112)        (106)          - -            (22)
Interest expense, net                                 - -           - -          (91)          - -            (91)
Other income, net                                     - -           - -            6           - -              6
Net income (loss)                                     196          (112)        (191)          - -           (107)


The following table presents the details of "Operating income (loss)" as presented above in the "Unallocated" column:


                                                       For the three months ended        For the six months ended
                                                                June 30,                         June 30,
                                                       ----------------------------    -----------------------------
Millions of dollars                                       2002            2001             2002            2001
-------------------                                    ------------    ------------    -------------    ------------
Expenses not allocated to petrochemicals and polymers:
     Principally general and
        administrative expenses                          $  (31)         $  (44)         $  (61)          $  (84)
     Unusual charges                                        - -             - -             - -              (22)
                                                         ------          ------          ------           ------
          Total--Unallocated                             $  (31)         $  (44)         $  (61)         $  (106)
                                                         ======          ======          ======          =======


During the first quarter of 2002, Equistar wrote off the entire balance of its goodwill, resulting in a $1.1 billion charge that was reported as the cumulative effect of an accounting change (see Note 4).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

U.S. demand for ethylene in the second quarter 2002 was approximately 7% higher than in the second quarter 2001 and 1.5% higher than in the first quarter 2002. For the first six months 2002, U.S. ethylene demand was an estimated 4.4% higher compared to the first six months of 2001. Nonetheless, the demand growth failed to absorb the effects of increases in worldwide ethylene industry capacity during 2001 or to offset the effects of a 10% contraction in U.S. ethylene demand from 2000 to 2001.

Partly in response to political uncertainties in the Middle East and Venezuela, raw material and energy costs, which had trended downward since the beginning of 2001, rose rapidly toward the end of the first quarter 2002. During the second quarter 2002, these costs stabilized at the higher levels. Second quarter 2002 benchmark crude oil prices averaged 22% higher than in the first quarter 2002, while second quarter 2002 natural gas prices averaged 45% higher than in the first quarter 2002.

Nonetheless, raw material and energy costs were still lower in the second quarter and the first six months of 2002 than in the comparable 2001 periods. The benchmark price of crude oil averaged 5% lower in the second quarter 2002 and 15% lower in the first six months of 2002 than in the comparable 2001 periods. Natural gas prices, which spiked to historically high levels in January 2001, averaged 28% lower in the second quarter 2002 and 51% lower in the first six months of 2002 than in the comparable 2001 periods, resulting in lower energy costs.

The increased demand for ethylene in the first six months of 2002 as well as the higher raw material costs and industry outages in the second quarter 2002 provided support for sales price increases in the second quarter 2002. Average benchmark sales prices for ethylene were 17% higher in the second quarter 2002 compared to the first quarter 2002, while average benchmark prices for co-product propylene were 28% higher in the second quarter 2002 compared to the first quarter 2002. As a result, Equistar's second quarter 2002 operating margins approached the levels experienced in the second quarter 2001. However, on a six-month basis, 2002 margins were considerably below the comparable 2001 period.

For the first six months of 2002, the ongoing industry overcapacity and the decreases in raw material costs during 2001 and most of the first quarter 2002 resulted in lower product sales prices compared to the first six months of 2001. Average benchmark sales prices for ethylene were 31% lower in the first six months of 2002 compared to the first six months of 2001, while average benchmark prices for co-product propylene were 12% lower. Compared to the first six months of 2001, sales prices decreased more than the costs of raw materials. As a result, Equistar's product margins in the first six months of 2002 were generally lower compared to the first six months of 2001.

RESULTS OF OPERATIONS

Net Loss--Equistar's net loss of $28 million in the second quarter 2002 was comparable to a net loss of $30 million in the second quarter 2001, which included goodwill amortization of $9 million. Excluding the effect of the second quarter 2001 goodwill amortization, the net loss would have increased by $7 million in the second quarter 2002. Petrochemicals and polymers segment operating results in the second quarter 2002 were roughly comparable to the second quarter 2001, while interest expense increased by $6 million in the second quarter 2002 compared to the second quarter 2001. The increase in interest expense was due to the August 2001 refinancing of Equistar's debt, which included the issuance of fixed rate debt with higher rates of interest.

Equistar's net loss before cumulative effect of accounting change was $154 million in the first six months of 2002 compared to a net loss of $107 million in the first six months of 2001. The first six months of 2001 included $17 million of goodwill amortization and $22 million of shutdown costs for Equistar's Port Arthur polyethylene facility. Excluding the effects of the goodwill amortization and shutdown costs, the net loss for the first six months of 2001 would have been $68 million. Compared to the adjusted net loss of $68 million for the first six months of 2001, the net loss for the first six months of 2002 increased by $86 million. The increased net loss reflected lower margins in the petrochemicals segment as sales prices decreased more than raw material costs. In addition, certain fixed-price natural gas and natural gas liquid ("NGL") supply contracts negatively impacted the first quarter 2002 by approximately $33 million. These fixed-price contracts largely expired by the end of the first quarter 2002. The petrochemicals segment margin decreases were only partly offset by the benefit of higher polymers segment margins and higher sales volumes in both segments.

Second Quarter 2002 versus First Quarter 2002

Equistar had a net loss of $28 million in the second quarter 2002 or an improvement of $98 million compared to a net loss before cumulative effect of accounting change of $126 million in the first quarter 2002. The petrochemicals segment reported operating income of $79 million in the second quarter 2002 compared to an operating loss of $24 million in the first quarter 2002, a $103 million improvement. The polymers segment had an operating loss of $26 million in the second quarter 2002 compared to an operating loss of $21 million in the first quarter 2002.

Improvement in the petrochemicals segment was driven by sales price increases across the entire product line, while Equistar's net cost of ethylene production remained relatively stable. Benchmark ethylene prices increased 3.25 cents per pound, or 17%, in the second quarter 2002 compared to the first quarter 2002. The average cost of ethylene production for the industry increased by approximately 1.2 cents per pound. However, Equistar's cost of ethylene production, which was aided by Equistar's higher proportionate utilization of heavy liquid raw materials, did not experience the same increase. The heavy liquid raw material utilization provided benefits from higher co-product prices as propylene, benzene and butadiene sales price increases offset heavy liquid raw material cost increases. Also contributing to the sequential improvement was the expiration of certain fixed-price natural gas and NGL supply contracts, which negatively impacted the first quarter 2002 by approximately $33 million. Petrochemicals segment sales volumes increased 5% in the second quarter 2002 compared to the first quarter 2002.

Sales price increases in Equistar's polymers segment kept pace with price increases in ethylene and propylene, the key raw materials for polymers. Sales volumes for the polymers segment increased by 6% in the second quarter 2002 compared to the first quarter 2002. Overall, performance in this segment remained relatively unchanged. The sales volume increases for both segments of 5% to 6% were in line with industry trends.

Segment Data

The following tables reflect selected actual sales volume data, including intersegment sales volumes, and summarized financial information for Equistar's business segments.

                                        For the three months   For the six months
                                            ended June 30,       ended June 30,
                                        --------------------   ------------------
  In millions                              2002       2001       2002      2001
  -----------                             ------     ------     ------    ------
 Selected petrochemicals products:
      Olefins (pounds)                    4,393      4,072      8,530      8,313
      Aromatics (gallons)                   103         98        189        188
  Polymers products (pounds)              1,593      1,396      3,101      2,837

  Millions of dollars
  -------------------
  Sales and other operating revenues:
  Petrochemicals segment                $ 1,318    $ 1,475    $ 2,311    $ 3,164
  Polymers segment                          479        516        889      1,058
  Intersegment eliminations                (335)      (391)      (602)      (849)
                                        -------    -------    -------    -------
      Total                             $ 1,462    $ 1,600    $ 2,598    $ 3,373
                                        =======    =======    =======    =======
  Cost of sales:
  Petrochemicals segment                $ 1,236    $ 1,393    $ 2,251    $ 2,961
  Polymers segment                          489        520        903      1,133
  Intersegment eliminations                (335)      (391)      (602)      (849)
                                        -------    -------    -------    -------
      Total                             $ 1,390    $ 1,522    $ 2,552    $ 3,245
                                        =======    =======    =======    =======
  Other operating expenses:
  Petrochemicals segment                $     3    $     1    $     5    $     7
  Polymers segment                           16         19         33         37
  Unallocated                                31         44         61         84
  Unusual charges                            --         --         --         22
                                        -------    -------    -------    -------
      Total                             $    50    $    64    $    99    $   150
                                        =======    =======    =======    =======
  Operating income (loss):
  Petrochemicals segment                $    79    $    81    $    55    $   196
  Polymers segment                          (26)       (23)       (47)      (112)
  Unallocated                               (31)       (44)       (61)       (84)
  Unusual charges                            --         --         --        (22)
                                        -------    -------    -------    -------
      Total                             $    22    $    14    $   (53)   $   (22)
                                        =======    =======    =======    =======


Petrochemicals Segment

Revenues--Revenues of $1.3 billion in the second quarter 2002 decreased 11% compared to second quarter 2001 revenues of $1.5 billion as a result of lower average sales prices, which were partly offset by 5% higher sales volumes. The lower sales prices in the second quarter 2002 reflect the effects of lower raw material costs and excess industry capacity. Benchmark quoted ethylene prices averaged 22.6 cents per pound in the second quarter 2002, a 21% decrease compared to the second quarter 2001. However, average benchmark prices of co-product propylene increased 10% compared to the second quarter 2001, partly offsetting the ethylene decrease. Sales volumes increased due to demand growth in the second quarter 2002.

Revenues of $2.3 billion for the first six months of 2002 decreased 27% compared to the first six months of 2001 as lower 2002 average sales prices were only partly offset by a 2% increase in sales volumes. Sales prices in the first six months of 2002 averaged 29% lower than in the first six months of 2001 as a result of the effects of lower raw material costs and excess industry capacity.

Cost of Sales--Cost of sales of $1.2 billion in the second quarter 2002 decreased 11% compared to $1.4 billion in the second quarter 2001. The decrease was primarily due to lower raw material and natural gas costs in the second quarter 2002. The decreases were partly offset by the 5% increase in sales volumes in the second quarter 2002.

Cost of sales of $2.3 billion in the first six months of 2002 decreased 24% compared to the first six months of 2001, somewhat less than the percentage decrease in revenues noted above. While the costs of natural gas and NGL raw materials decreased from the historically high levels experienced in the first six months of 2001, other raw material costs, such as heavy liquids, did not decrease proportionately to the decrease in sales prices. Costs were also higher in the first quarter 2002 due to certain fixed price natural gas and NGL supply contracts entered into in early 2001. In the first quarter 2002, Equistar's costs under these fixed-price contracts were approximately $33 million higher than market-based contracts would have been, whereas these contracts benefited the first six months of 2001 by approximately $10 million. These fixed-price contracts largely expired by the end of the first quarter 2002.

Operating Income--The petrochemicals segment had operating income of $79 million in the second quarter 2002 compared to $81 million in the second quarter 2001. Operating margins in the second quarter 2002 were slightly lower than in the second quarter 2001. This was offset by the benefit from a 5% increase in sales volumes in the second quarter 2002 compared to the second quarter 2001.

Operating income of $55 million for the first six months of 2002 decreased from $196 million in the first six months of 2001. The decrease was primarily due to lower margins as sales prices decreased more than raw material costs in the first six months of 2002 compared to the first six months of 2001. This was only partly offset by a 2% increase in sales volumes in the first six months of 2002.

Polymers Segment

Revenues--Revenues of $479 million in the second quarter 2002 decreased 7% compared to $516 million in the second quarter 2001, reflecting a 19% decrease in average sales prices offset by a 14% increase in sales volumes. Second quarter 2002 average sales prices decreased in response to lower raw material costs, primarily ethylene. The higher sales volumes reflected improvement in demand.

Revenues of $889 million for the first six months of 2002 decreased 16% compared to $1,058 million in the first six months of 2001 due to a 23% decrease in average sales prices offset by a 9% increase in sales volumes.

Cost of Sales--Cost of sales of $489 million in the second quarter 2002 decreased 6% compared to $520 million in the second quarter 2001. The decrease in the second quarter 2002 reflected lower raw material costs, primarily ethylene, partly offset by the 14% increase in sales volumes.

Cost of sales of $903 million in the first six months of 2002 decreased 20% compared to $1,133 million for the first six months of 2001, more than the percentage decrease in revenues noted above. The decrease in the first six months of 2002 reflected lower raw material costs, both ethylene and propylene, partly offset by the 9% increase in sales volumes. Benchmark ethylene and propylene costs were 31% and 12% lower, respectively, in the first six months of 2002 compared to the first six months of 2001.

Operating Income--The polymers segment had an operating loss of $26 million in the second quarter 2002 compared to a $23 million operating loss in the second quarter 2001. Operating margins in the second quarter 2002 were comparable to the second quarter 2001.

For the first six months of 2002, the operating loss was $47 million compared to an operating loss of $112 million in the comparable 2001 period. The reduced operating loss was due to improvement in polymer margins and, to a lesser extent, higher sales volumes. Margins improved in the first six months of 2002 compared to the first six months of 2001 as decreases in sales prices were less than the decreases in polymer raw material costs.

Unallocated Items

The following discusses expenses that were not allocated to the petrochemicals or polymers segments.

Other Operating Expenses--Other operating expenses not allocated to the petrochemicals and polymers segments were $31 million in the second quarter 2002 compared to $44 million in the second quarter 2001 and $61 million in the first six months of 2002 compared to $84 million in the first six months of 2001. The decreases were primarily due to goodwill amortization of $9 million and $17 million included in the second quarter 2001 and the first six months of 2001, respectively, as well as cost reduction efforts. Goodwill amortization ceased effective January 1, 2002. See Note 2 of Notes to Consolidated Financial Statements.

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

FINANCIAL CONDITION

Operating Activities--Operating activities used cash of $139 million in the first six months of 2002 compared to providing $95 million in the first six months of 2001. The decrease in operating cash flow in the 2002 period was due to a $47 million higher loss before the cumulative effect of an accounting change, increases in working capital levels, and payments related to railcar leases in the first six months of 2002.

Equistar's working capital increased during the first six months of 2002 compared to a decrease during the first six months of 2001. The major components of working capital - receivables, inventory and payables - increased by a net $79 million in the first six months of 2002, primarily due to increases in receivables. The increase in receivables reflected higher sales prices and volumes, primarily during the second quarter 2002. By contrast, in the first six months of 2001, these three major components of working capital decreased by a net $38 million.

During the first six months of 2002, Equistar made certain payments totaling $33 million, discussed further below, related to its railcar leases. The payments are reflected in other assets, net at June 30, 2002.

Investing Activities--Equistar's capital expenditures were $29 million in the first six months of 2002 and $53 million in the first six months of 2001. The reduced level of expenditures in 2002 reflects the continuing poor business environment. Equistar's capital budget for 2002 is $94 million, primarily for regulatory and environmental compliance and cost reduction projects. Equistar currently estimates that 2002 capital expenditures will be 5% to 10% below the annual budget amounts.

During the second quarter 2002, Equistar contributed $6 million to a mutual insurance company formed by Equistar and other companies in the industry to provide catastrophic business interruption and excess property damage insurance coverage for its members.

Financing Activities--Cash used by financing activities was a net $3 million in the first six months of 2002. Financing activities in the first six months of 2002 included net borrowing of $100 million under the revolving credit facility, partly to fund the increase in working capital, primarily receivables. See "Liquidity and Capital Resources" discussion below. Financing activities also included the scheduled retirement of $100 million principal amount of the 9.125% notes. There were no distributions to partners in the first six months of 2002.

Liquidity and Capital Resources--At June 30, 2002, Equistar had cash on hand of $25 million. In addition, $400 million of the $500 million revolving credit facility, which matures in August 2006, was undrawn at June 30, 2002. Amounts available under the revolving credit facility are also reduced to the extent of certain outstanding letters of credit provided under the credit facility, which totaled $16 million as of June 30, 2002.

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

Long-Term Debt--The credit facility and the indenture governing Equistar's senior notes contain covenants that, subject to certain exceptions, restrict sale and leaseback transactions, lien incurrence, debt incurrence, sales of assets, investments, non-regulatory capital expenditures, certain payments, and mergers and consolidations. In addition, the credit facility requires Equistar to maintain specified financial ratios. The breach of these covenants could permit the lenders under Equistar's credit facility and the indenture governing the senior notes to declare the loans immediately payable and could permit the lenders under Equistar's credit facility to terminate future lending commitments.

Equistar amended its credit facility in late March 2002, making certain financial ratio requirements less restrictive, making the covenant limiting acquisitions more restrictive and adding a covenant limiting certain non-regulatory capital expenditures. The amendment increased the interest rate on the credit facility by 0.5% per annum. Equistar was in compliance with all covenants under its debt instruments as of June 30, 2002.

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

Early in 2002, Equistar's credit rating was lowered by two major rating agencies, which permitted the early termination of one of Equistar's railcar leases by the lessor. As a result, Equistar renegotiated the lease during the first quarter 2002, resulting in a payment of additional fees and a $17 million prepayment, which is being amortized over the remaining lease term. The prepayment reduced the guaranteed residual value and reduced future cash lease payments. The guaranteed residual value at June 30, 2002 was $85 million.

Two of the three Equistar railcar operating leases contain financial and other covenants that are substantially the same as those contained in Equistar's credit facility. A breach of these covenants could permit the early termination of these railcar leases by the lessors. Under one of the leases, the covenants were automatically updated with the March 2002 amendment to the credit facility. Under the other lease, Equistar amended the covenants to incorporate the March 2002 amendment to the credit facility. The amendment, which was completed in the second quarter 2002, required the payment of additional fees and a $16 million prepayment, which is being amortized over the remaining lease term. The $16 million prepayment reduced the guaranteed residual value and the future lease payments. The guaranteed residual value at June 30, 2002 was $72 million. Equistar plans either to exercise the purchase option under this lease or to enter into a new lease arrangement with another lessor covering the subject railcars, prior to December 31, 2002.

The third railcar lease, with a guaranteed residual value of $34 million at June 30, 2002, terminates in December 2002. Equistar plans either to exercise its option to purchase the railcars covered by this lease or to enter into another lease arrangement with a new lessor covering the subject railcars.

The total guaranteed residual value under these leases at June 30, 2002, after considering the prepayments noted above, was approximately $191 million. Based on indications of lower current market values Equistar has estimated a potential loss on two of these leases and is accruing this amount ratably over the remaining terms of the respective leases.

PROPOSED TRANSACTION BETWEEN LYONDELL AND OCCIDENTAL

During 2002, Lyondell entered into an agreement to purchase Occidental's 29.5% interest in Equistar. Upon completion of the related transactions, Lyondell's ownership interest in Equistar would increase to 70.5%. Millennium holds the remaining 29.5% interest in Equistar. Closing of the transactions, which is expected to occur by September 1, 2002, is subject to certain conditions, including approval by Lyondell's shareholders. There can be no assurance that the proposed transactions will be completed.

CURRENT BUSINESS OUTLOOK

Third quarter 2002 operating results will largely depend on the strength of the economy. The near-term volatility of product markets as well as the energy market are difficult to forecast. Polymer and co-product prices are expected to provide some momentum for the third quarter 2002, as market support has continued going into the period. Industry operating rates have improved, but oversupply exists and the industry remains vulnerable to any sudden increases in raw material costs or to a fall-off in economic activity. While Equistar is optimistic that the global economic recovery will continue, it also believes that it is prudent to remain cautious. Equistar is well positioned financially should there be disruptions or delays in the economic recovery.

RECENT ACCOUNTING STANDARDS

Effective January 1, 2002, Equistar implemented SFAS No. 141, Business Combinations, SFAS No. 142, Goodwill and Other Intangible Assets, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The primary impact of the statement on Equistar will be the classification of losses that result from the early extinguishment of debt as a charge to income before extraordinary items. Reclassification of prior period losses that were originally reported as extraordinary items also will be required. Application of the statement will be required in 2003.

In July 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities. SFAS No. 146 addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities, essentially codifying prior accounting guidance on these matters. SFAS No. 146 will be effective for activities initiated after December 31, 2002. Early application is permitted. Equistar does not expect adoption of SFAS No. 146 to have any impact on its consolidated financial statements.

See "Results of Operations" and Note 4 of Notes to Consolidated Financial Statements.

Item 3.  Disclosure of Market and Regulatory Risk.

Equistar's exposure to market and regulatory risks is described in Item 7a of its Annual Report on Form 10-K for the year ended December 31, 2001. Equistar's exposure to market and regulatory risks has not changed materially in the quarter ended June 30, 2002, except as noted below.

Certain federal and state governmental initiatives in the U.S. have sought either to rescind the oxygen requirement for reformulated gasoline or to restrict or ban the use of MTBE. On April 25, 2002, the U.S. Senate passed its version of an omnibus energy bill, which, among other things, would ban the use of MTBE as a fuel oxygenate. The Senate bill is not law and needs to be reconciled with the U.S. House of Representatives' omnibus energy bill, which was passed in July 2001 and which would not ban the use of MTBE. Equistar's MTBE sales represented approximately 4% of its total 2001 revenues. Equistar does not expect these initiatives to have a significant impact on MTBE margins and volumes in 2002. Should it become necessary or desirable to reduce MTBE production, Equistar would need to make capital expenditures to add the flexibility to produce alternative gasoline blending components at its plants. The profit margins on such alternative gasoline blending components could be lower than those historically realized on MTBE.

New air pollution standards promulgated by federal and state regulatory agencies in the U.S., including those specifically targeting the eight-county Houston/Galveston region, will affect a substantial portion of the operating facilities of Equistar. Compliance with these standards will result in increased capital investment during the next several years and higher annual operating costs for Equistar. Recently proposed revisions by the regulatory agencies would change the required nitrogen oxides, or NOx, reduction levels from 90% to 80%. However, any potential resulting savings from this proposed revision could be offset by the costs of stricter proposed controls over volatile organic compounds, or VOCs. Equistar is still assessing the impact of these proposed regulations and there can be no guarantee as to the ultimate capital cost of implementing any final plan developed to ensure ozone attainment by the 2007 deadline. See Note 9 of Notes to Consolidated Financial Statements.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this report are "forward-looking statements" within the meaning of the federal securities laws. Although Equistar believes the expectations reflected in such forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties, and Equistar can give no assurance that such expectations will prove to have been correct. Equistar's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including:

o    the cyclical nature of the chemical industry,

o    uncertainties associated with the economy,

o substantial chemical industry capacity additions resulting in oversupply and declining prices and margins,

o    the availability and cost of raw materials and utilities,

o    access to capital markets,

o    technological developments,

o    current and potential governmental regulatory actions,

o    potential terrorist acts,

o operating interruptions (including leaks, explosions, fires, mechanical failure, unscheduled downtime, labor difficulties, transportation interruptions, spills and releases and other environmental risks), and

o Equistar's ability to implement its business strategies, including cost reductions.

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

Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits

                99.1   Certificate of Chief Executive Officer pursuant to
                       Section 906 of Sarbanes-Oxley Act of 2002

                99.2 Certificate of Controller (principal financial officer) pursuant to Section 906 of Sarbanes-Oxley Act of 2002

                99.3 Consolidated Financial Statements (Unaudited) of Lyondell Chemical Company

          (b)   Reports on Form 8-K

                None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              Equistar Chemicals, LP


Dated:  August 13, 2002                        /s/ CHARLES L. HALL
                                       -------------------------------------
                                                 Charles L. Hall
                                          Vice President and Controller
                                          (Duly Authorized Officer and
                                          Principal Accounting Officer)