Form 10-Q
period 2002-09-30
EQUISTAR CHEMICALS LP
filed 2002-11-13
CIK 1081158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to            .

Commission file number 333-76473

EQUISTAR CHEMICALS, LP
(Exact name of registrant as specified in its charter)

Delaware	76-0550481
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1221 McKinney Street,	77010
Suite 700, Houston, Texas	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (713) 652-7200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     ☒     No    ☐

PART I. FINANCIAL INFORMATION

EQUISTAR CHEMICALS, LP

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED STATEMENTS OF INCOME

	For the three months ended		For the nine months ended
	September 30,		September 30,
Millions of dollars	2002	2001	2002	2001
Sales and other operating revenues:
Unrelated parties	$1,222	$1,074	$3,228	$3,626
Related parties	286	277	878	1,098

	1,508	1,351	4,106	4,724
Operating costs and expenses:
Cost of sales	1,386	1,328	3,938	4,573
Selling, general and administrative expenses	41	40	122	131
Research and development expense	10	9	28	29
Amortization of goodwill	—	8	—	25
Facility closing costs	—	—	—	22

	1,437	1,385	4,088	4,780

Operating income (loss)	71	(34)	18	(56)
Interest expense	(51)	(48)	(154)	(139)
Interest income	—	2	1	2
Other income, net	2	1	3	7

Income (loss) before extraordinary item and cumulative effect of accounting change	22	(79)	(132)	(186)
Extraordinary loss on extinguishment of debt	—	(3)	—	(3)

Income (loss) before cumulative effect of accounting change	22	(82)	(132)	(189)
Cumulative effect of accounting change	—	—	(1,053)	—

Net income (loss)	$22	$(82)	$(1,185)	$(189)

See Notes to the Consolidated Financial Statements.

EQUISTAR CHEMICALS, LP

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
Millions of dollars	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$19	$202
Accounts receivable:
Trade, net	619	440
Related parties	89	100
Inventories	507	448
Prepaid expenses and other current assets	37	36

Total current assets	1,271	1,226
Property, plant and equipment, net	3,569	3,705
Investment in PD Glycol	45	47
Goodwill, net	—	1,053
Other assets, net	288	277

Total assets	$5,173	$6,308

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable:
Trade	$409	$331
Related parties	29	29
Current maturities of long-term debt	32	104
Other accrued liabilities	189	197

Total current liabilities	659	661
Long-term debt	2,288	2,233
Other liabilities	174	177
Commitments and contingencies
Partners’ capital:
Partners’ accounts	2,072	3,257
Accumulated other comprehensive loss	(20)	(20)

Total partners’ capital	2,052	3,237

Total liabilities and partners’ capital	$5,173	$6,308

See Notes to the Consolidated Financial Statements.

EQUISTAR CHEMICALS, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended
	September 30,
Millions of dollars	2002	2001
Cash flows from operating activities:
Net loss	$(1,185)	$(189)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Cumulative effect of accounting change	1,053	—
Depreciation and amortization	226	239
Extraordinary loss on extinguishment of debt	—	3
Net gain on disposition of assets	—	(3)

Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(133)	104
Inventories	(59)	4
Accounts payable	78	(36)
Other assets and liabilities, net	(98)	(3)

Net cash (used in) provided by operating activities	(118)	119

Cash flows from investing activities:
Expenditures for property, plant and equipment	(43)	(85)
Other	(6)	(3)

Net cash used in investing activities	(49)	(88)

Cash flows from financing activities:
Issuance of long-term debt	—	1,000
Repayment of long-term debt	(103)	(90)
Net borrowing (repayment) under lines of credit	89	(820)
Other	(2)	(26)

Net cash (used in) provided by financing activities	(16)	64

(Decrease) increase in cash and cash equivalents	(183)	95
Cash and cash equivalents at beginning of period	202	18

Cash and cash equivalents at end of period	$19	$113

See Notes to the Consolidated Financial Statements.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    Basis of Preparation

The accompanying consolidated financial statements are unaudited and have been prepared from the books and records of Equistar Chemicals, LP (“Equistar” or the “Partnership”) in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2001 included in the Equistar 2001 Annual Report on Form 10-K.

2.    Company Ownership

Equistar is a Delaware limited partnership, which commenced operations on December 1, 1997. Prior to August 2002, Equistar was owned 41% by Lyondell Chemical Company (“Lyondell”), 29.5% by Millennium Chemicals Inc. (“Millennium”) and 29.5% by Occidental Petroleum Corporation (“Occidental”). On August 22, 2002, Lyondell completed the purchase of Occidental’s interest in Equistar and, as a result, Lyondell’s ownership interest in Equistar increased to 70.5%.

3.    Facility Closing Costs

Equistar shut down its Port Arthur, Texas polyethylene facility in February 2001. The asset values of the Port Arthur production units were previously adjusted as part of a $96 million restructuring charge recognized in 1999. During the first quarter 2001, Equistar recorded an additional $22 million charge, which included environmental remediation liabilities of $7 million, severance benefits of $5 million, pension benefits of $2 million and other exit costs of $3 million. The remaining $5 million of the charge related primarily to the write down of certain assets. The severance and pension benefits covered approximately 125 people employed at the Port Arthur facility. Payments of $5 million for severance, $3 million for exit costs and $3 million for environmental remediation were made through September 30, 2002. The pension benefits of $2 million will be paid from the assets of the pension plans. As of September 30, 2002, the remaining liability included $4 million for environmental remediation costs. See Note 9.

4.    Accounting Changes

Effective January 1, 2002, Equistar implemented Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, SFAS No. 142, Goodwill and Other Intangible Assets, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Implementation of SFAS No. 141 and SFAS No. 144 did not have a material effect on the consolidated financial statements of Equistar.

Upon implementation of SFAS No. 142, Equistar reviewed goodwill for impairment and concluded that the entire balance of goodwill was impaired, resulting in a $1.1 billion charge that was reported as the cumulative effect of an accounting change as of January 1, 2002. The conclusion was based on a comparison to Equistar’s indicated fair value, using multiples of EBITDA (earnings before interest, taxes, depreciation and amortization) for comparable companies as an indicator of fair value.

As a result of implementing SFAS No. 142, earnings in 2002 and subsequent years will be favorably affected by $33 million annually because of the elimination of goodwill amortization. The following table presents Equistar’s loss before cumulative effect of accounting change and net loss for all periods presented as adjusted to eliminate goodwill amortization expense.

	For the three months ended		For the nine months ended
	September 30,		September 30,
Millions of dollars	2002	2001	2002	2001
Reported income (loss) before cumulative effect of accounting change	$22	$(82)	$(132)	$(189)
Add back: goodwill amortization	—	8	—	25

Adjusted income (loss) before cumulative effect of accounting change	$22	$(74)	$(132)	$(164)

Reported net income (loss)	$22	$(82)	$(1,185)	$(189)
Add back: goodwill amortization	—	8	—	25

Adjusted net income (loss)	$22	$(74)	$(1,185)	$(164)

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses obligations associated with the retirement of tangible long-lived assets. Adoption of SFAS No. 143 in 2003 is not expected to have a material effect on the consolidated financial statements of Equistar.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The primary impact of the statement on Equistar will be the classification of losses that result from the early extinguishment of debt as a charge to income before extraordinary items. Reclassification of prior period losses that were originally reported as extraordinary items also will be required. Application of the statement will be required in 2003.

In July 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities. SFAS No. 146 addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities and facility closings. SFAS No. 146 will be effective for activities initiated after December 31, 2002. Equistar does not expect adoption of SFAS No. 146 to have a material impact on its consolidated financial statements.

5.    Inventories

Inventories consisted of the following components at:

	September 30,	December 31,
Millions of dollars	2002	2001
Finished goods	$297	$243
Work-in-process	16	12
Raw materials	110	104
Materials and supplies	84	89

Total inventories	$507	$448

6.    Property, Plant and Equipment, Net

The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows at:

	September 30,	December 31,
Millions of dollars	2002	2001
Land	$79	$79
Manufacturing facilities and equipment	5,998	5,929
Construction in progress	61	92

Total property, plant and equipment	6,138	6,100
Less accumulated depreciation	2,569	2,395

Property, plant and equipment, net	$3,569	$3,705

Depreciation and amortization are summarized as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
Millions of dollars	2002	2001	2002	2001
Property, plant and equipment	$60	$60	$179	$177
Goodwill	—	8	—	25
Turnaround costs	6	4	18	15
Software costs	4	4	12	9
Catalysts	3	2	7	7
Debt issuance costs	2	1	5	1
Other	1	1	5	5

Total depreciation and amortization	$76	$80	$226	$239

7.    Long-Term Debt

In late March 2002, Equistar amended its credit facility making certain financial ratio requirements less restrictive, making the covenant limiting acquisitions more restrictive and adding a covenant limiting certain non-regulatory capital expenditures. See also Notes 8 and 12. As a result of the amendment, the interest rate on the credit facility was increased by 0.5% per annum.

Long-term debt consisted of the following at:

	September 30,	December 31,
Millions of dollars	2002	2001
Bank credit facility:
Revolving credit facility due 2006	$89	$—
Term loan due 2007	297	299
Other debt obligations:
Medium-term notes due 2002-2005	30	31
9.125% Notes due 2002	—	100
8.50% Notes due 2004	300	300
6.50% Notes due 2006	150	150
10.125% Senior Notes due 2008	700	700
8.75% Notes due 2009	599	598
7.55% Debentures due 2026	150	150
Other	5	9

Total long-term debt	2,320	2,337
Less current maturities	32	104

Total long-term debt, net	$2,288	$2,233

Lyondell remains a guarantor of $300 million of Equistar debt and a co-obligor with Equistar for $30 million of debt. The consolidated financial statements (unaudited) of Lyondell for the period ended September 30, 2002 are filed as an exhibit to this Report on Form 10-Q.

8.    Lease Commitments

Equistar’s operating lease commitments as of December 31, 2001 are described in Note 12 to the Consolidated Financial Statements included in the Equistar 2001 Annual Report on Form 10-K.

Equistar leases certain railcars, under three operating leases included in the commitments referred to above, from unaffiliated entities established for the purpose of serving as lessors with respect to these leases. The leases include options for Equistar to purchase the railcars covered by the leases during a lease term. If Equistar does not exercise a purchase option, the affected railcars will be sold upon termination of the lease. In the event the sales proceeds are less than the lessor’s unrecovered investment, Equistar will pay the difference to the lessor, but no more than the guaranteed residual value.

Early in 2002, Equistar’s credit rating was lowered by two rating agencies, allowing the early termination of one of these railcar leases by the lessor. As a result, Equistar renegotiated the lease during the first quarter 2002, resulting in a payment of additional fees and a $17 million prepayment, which is being amortized over the remaining lease term. The prepayment reduced the guaranteed residual value under the lease, and reduced future lease payments. The guaranteed residual value of this lease at September 30, 2002 was $84 million.

Two of the railcar leases contain financial and other covenants that are substantially the same as those contained in Equistar’s credit facility. A breach of these covenants could permit the early termination of the leases by the lessors. Under one of the leases, the covenants were automatically updated with the March 2002 amendment to the credit facility. Under the other lease, Equistar amended the covenants to incorporate the March 2002 amendment to the credit facility. The amendment, which was completed in the second quarter 2002, required the payment of additional fees and a $17 million prepayment, which is being amortized through the end of 2002. With respect to that lease, Equistar plans to enter into a new lease arrangement with another lessor covering the subject railcars prior to December 31, 2002. The $17 million prepayment reduced the guaranteed residual value and the future lease payments. The guaranteed residual value of this lease at September 30, 2002 was $72 million.

The third of these railcar leases, with a guaranteed residual value of $34 million at September 30, 2002, terminates in November 2002. Equistar plans to enter into another lease arrangement with a new lessor covering the railcars, however, as an interim measure, it may need to repurchase the railcars, temporarily drawing on its revolving credit facility for this purpose.

The total guaranteed residual value under these leases at September 30, 2002, after considering the prepayments noted above, was approximately $190 million. Based on indications of lower current market values of the leased railcars, Equistar has estimated a potential loss on these leases, and is accruing this amount ratably over the remaining terms of the respective leases.

9.    Commitments and Contingencies

Indemnification Arrangements—Lyondell, Millennium Petrochemicals and Occidental and certain of its subsidiaries have each agreed to provide certain indemnifications to Equistar with respect to the petrochemicals and polymers businesses they each contributed. In addition, Equistar has agreed to assume third party claims that are related to certain pre-closing contingent liabilities that are asserted prior to December 1, 2004 as to Lyondell and Millennium Petrochemicals, and May 15, 2005 as to Occidental, to the extent the aggregate thereof does not exceed $7 million for each entity, subject to certain terms of the respective asset contribution agreements. From formation through September 30, 2002, Equistar had incurred a total of $20 million for these uninsured claims and liabilities. The indemnification arrangements were not materially affected by Lyondell’s acquisition of Occidental’s interest in Equistar.

Environmental Remediation—Equistar’s accrued liability for environmental matters as of September 30, 2002 was $4 million and primarily related to the Port Arthur facility, which was permanently shut down in February 2001. In the opinion of management, there is currently no material estimable range of loss in excess of the amounts recorded for environmental remediation.

Clean Air Act—The eight-county Houston/Galveston region has been designated a severe non-attainment area for ozone by the U.S. Environmental Protection Agency (“EPA”). Emission reduction controls for nitrogen oxides (“NOx”) must be installed at each of Equistar’s six plants located in the Houston/Galveston region during the next several years. Compliance with the proposed regulations will result in increased capital investment, which could be between $200 million and $260 million, before the 2007 deadline, as well as higher annual operating costs for Equistar. The timing and amount of these expenditures are subject to regulatory and other uncertainties, as well as obtaining the necessary permits and approvals. In January 2001, Equistar and an organization composed of industry participants filed a lawsuit to encourage adoption of an alternative plan to achieve the same air quality improvement with less negative economic impact on the region. Adoption of the alternative plan, as sought by the lawsuit, would be expected to reduce Equistar’s estimated capital investments for NOx reductions required to comply with the standards. Recently proposed revisions by the regulatory agencies would change the required NOx reduction levels from 90% to 80%. However, any potential resulting savings from this proposed revision could be offset by the costs of stricter proposed controls over volatile organic compounds, or VOCs. Equistar is still assessing the impact of these proposed regulations and there can be no guarantee as to the ultimate capital cost of implementing any final plan developed to ensure ozone attainment by the 2007 deadline.

In the United States, the Clean Air Act Amendments of 1990 set minimum levels for oxygenates, such as methyl tertiary butyl ether (“MTBE”), in gasoline sold in areas not meeting specified air quality standards. The presence of MTBE in some water supplies in California and other states due to gasoline leaking from underground storage tanks and in surface water from recreational water craft has led to public concern about the use of MTBE. Certain federal and state governmental initiatives in the U.S. have sought either to rescind the oxygen requirement for reformulated gasoline or to restrict or ban the use of MTBE. On April 25, 2002, the U.S. Senate passed its version of an omnibus energy bill, which, among other things, would ban the use of MTBE as a fuel oxygenate. The Senate bill is not law and needs to be reconciled with the U.S. House of Representatives’ omnibus energy bill, which was passed in July 2001 and which would not ban the use of MTBE. At this time, the form and timing of that reconciliation, if any, is unknown. Equistar’s MTBE sales represented approximately 4% of its total 2001 revenues. Equistar does not expect these initiatives to have a significant impact on MTBE margins or volumes in the remainder of 2002. Should it become necessary or desirable to reduce MTBE production, Equistar would need to convert raw materials used in MTBE to production of other products. It may be desirable to make capital expenditures to add the flexibility to produce alternative gasoline blending components. The profit margins on these alternatives could be lower than those historically realized on MTBE.

General—Equistar is involved in various lawsuits and proceedings. Subject to the uncertainty inherent in all litigation, management believes the resolution of these proceedings, or any liability arising from the matters discussed in this note, will not have a material adverse effect on the financial position, liquidity or results of operations of Equistar.

10.    Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2002	2001	2002	2001
Net income (loss)	$22	$(82)	$(1,185)	$(189)

Other comprehensive income (loss):
Derivative instruments	—	10	—	8
Available-for-sale securities	—	(2)	—	(2)

Total other comprehensive income	—	8	—	6

Comprehensive income (loss)	$22	$(74)	$(1,185)	$(183)

11.    Segment and Related Information

Equistar operates in two reportable segments:
•	Petrochemicals, which include ethylene, propylene, butadiene, oxygenated products and aromatics; and
•	Polymers, which primarily include polyethylene and polypropylene.

Summarized financial information concerning Equistar’s reportable segments is shown in the following table. Intersegment sales between the petrochemicals and polymers segments were based on current market prices.

Millions of dollars	Petrochemicals	Polymers	Unallocated	Eliminations	Total
For the three months ended September 30, 2002:
Sales and other operating revenues:
Customers	$1,005	$503	$—	$—	$1,508
Intersegment	357	—	—	(357)	—

Total sales and operating revenues	1,362	503	—	(357)	1,508
Operating income (loss)	96	6	(31)	—	71
Interest expense, net	—	—	(51)	—	(51)
Other income, net	—	2	—	—	2
Net income (loss)	96	8	(82)	—	22

For the three months ended September 30, 2001:
Sales and other operating revenues:
Customers	$857	$494	$—	$—	$1,351
Intersegment	324	—	—	(324)	—

Total sales and operating revenues	1,181	494	—	(324)	1,351
Operating income (loss)	29	(26)	(37)	—	(34)
Interest expense, net	—	—	(46)	—	(46)
Other income, net	—	—	1	—	1
Income (loss) before extraordinary item	29	(26)	(82)	—	(79)

For the nine months ended September 30, 2002:
Sales and other operating revenues:
Customers	$2,713	$1,393	$—	$—	$4,106
Intersegment	960	—	—	(960)	—

Total sales and operating revenues	3,673	1,393	—	(960)	4,106
Operating income (loss)	151	(41)	(92)	—	18
Interest expense, net	—	—	(153)	—	(153)
Other income, net	—	3	—	—	3
Income (loss) before cumulative effect of accounting change	151	(38)	(245)	—	(132)

For the nine months ended September 30, 2001:
Sales and other operating revenues:
Customers	$3,172	$1,552	$—	$—	$4,724
Intersegment	1,173	—	—	(1,173)	—

Total sales and operating revenues	4,345	1,552	—	(1,173)	4,724
Operating income (loss)	225	(138)	(143)	—	(56)
Interest expense, net	—	—	(137)	—	(137)
Other income, net	—	—	7	—	7
Income (loss) before extraordinary item	225	(138)	(273)	—	(186)

The following table presents the details of “Operating income (loss)” as presented above in the “Unallocated” column:

	For the three months ended		For the nine months ended
	September 30,		September 30,
Millions of dollars	2002	2001	2002	2001
Expenses not allocated to
petrochemicals and polymers:
Principally general and administrative expenses	$(31)	$(37)	$(92)	$(121)
Facility closing costs	—	—	—	(22)

Operating income (loss)	$(31)	$(37)	$(92)	$(143)

During the first quarter of 2002, Equistar wrote off the entire balance of its goodwill, resulting in a $1.1 billion charge that was reported as the cumulative effect of an accounting change. See Note 4.

12.    Subsequent Event

During October 2002, Equistar entered into an agreement with an independent issuer of receivables-backed commercial paper under which Equistar sold receivables and received cash proceeds of $100 million. Under the terms of the agreement, Equistar agreed to sell, on an ongoing basis and without recourse, designated accounts receivable. Equistar is obligated to sell new receivables as existing receivables are collected. The agreement has annual renewal provisions for up to three years. Upon entering into the agreement, the commitment under the revolving credit facility was reduced by $50 million, to $450 million, in accordance with the terms of the revolving credit facility. Equistar will use the proceeds to reduce borrowing under the revolving credit facility and for general corporate purposes.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

U.S. industry-wide demand for ethylene in the third quarter 2002 was 5% higher than in the third quarter 2001. For the first nine months of 2002, U.S. ethylene demand was 6% higher compared to the first nine months of 2001. Nonetheless, the 2002 demand growth failed to fully absorb the combined effects of increases in worldwide ethylene industry capacity during 2001 and the effects of a nearly 10% contraction in U.S. ethylene demand in 2001 compared to 2000.

Crude oil and natural gas prices, which are indicators of the direction of raw material and energy costs for Equistar, had generally trended downward since the beginning of 2001, rose rapidly toward the end of the first quarter 2002 and have remained volatile through the third quarter 2002. The volatility in 2002 may have been partly in response to ongoing political uncertainties in the Middle East and elsewhere. As a result of the volatility, crude oil and natural gas prices were higher in the third quarter 2002 compared to the third quarter 2001, but were nonetheless lower in the first nine months of 2002 compared to the first nine months of 2001. The benchmark price of crude oil averaged 7% higher in the third quarter 2002 than in the third quarter 2001, but 8% lower in the first nine months of 2002 than in the comparable 2001 period. Benchmark natural gas prices averaged 8% higher in the third quarter 2002 compared to the third quarter 2001, but 39% lower in the first nine months of 2002 than in the comparable 2001 period. Natural gas prices spiked to historically high levels in January 2001.

Industry product sales prices were influenced by and generally followed a trend similar to that of raw material costs. However, because sales price increases are not implemented as quickly as raw material costs increase, in the third quarter 2002, sales prices generally remained unchanged throughout the quarter, while raw material cost increases later in the quarter negatively impacted profit margins.

RESULTS OF OPERATIONS

In addition to comparisons of current operating results with the comparable period in the prior year, Equistar has included as additional disclosure certain “trailing quarter” comparisons of third quarter 2002 results to second quarter 2002 results. Equistar’s businesses are highly cyclical, in addition to experiencing some less significant seasonal effects. Trailing quarter comparisons may offer important insight into the current business direction of Equistar.

Net Income—Equistar’s net income of $22 million in the third quarter 2002 improved $104 million from a net loss of $82 million in the third quarter 2001. The third quarter 2001 included goodwill amortization of $8 million and a $3 million extraordinary loss due to early debt retirement. The remainder of the improvement in the third quarter 2002 was due to better operating results in both the petrochemicals and polymers segments. Petrochemicals segment operating results in the third quarter 2002 improved $67 million compared to the third quarter 2001 due primarily to higher prices for co-products, such as propylene, benzene and butadiene. Polymers segment operating results in the third quarter 2002 improved $32 million as a result of higher sales prices and margins.

Equistar’s net loss before the cumulative effect of an accounting change was $132 million in the first nine months of 2002 compared to a net loss of $189 million in the first nine months of 2001. The first nine months of 2001 included $25 million of goodwill amortization, $22 million of shutdown costs for Equistar’s Port Arthur polyethylene facility and the $3 million extraordinary loss due to debt retirement. Excluding the effects of the goodwill amortization, shutdown costs and extraordinary loss, the net loss for the first nine months of 2001 would have been $139 million compared to $132 million for the first nine months of 2002. The $7 million improvement reflected a $97 million improvement in polymers segment operating results, offset by a $74 million decrease in petrochemicals segment operating profits and $15 million of higher interest expense. Polymers segment operating results improved as raw material costs decreased more than decreases in average polymers product sales prices, resulting in higher product margins in the first nine months of 2002 compared to the 2001 period. On the other hand, petrochemicals segment operating profit decreased as sales prices decreased more than raw material costs, resulting in lower product margins in the first nine months of 2002 compared to the 2001 period.

Third Quarter 2002 versus Second Quarter 2002

Equistar had net income of $22 million in the third quarter 2002, which is an improvement of $50 million compared to a net loss of $28 million in the second quarter 2002. Equistar’s third quarter 2002 improvement reflected a benefit from sales price increases late in the second quarter. As a result of these price increases, profitability improved early in the third quarter 2002. However, while prices generally remained unchanged throughout the third quarter, raw material cost increases later in the quarter negatively impacted results.

The petrochemicals segment reported operating income of $96 million in the third quarter 2002 compared to operating income of $79 million in the second quarter 2002, a $17 million improvement. Benchmark ethylene sales prices were virtually unchanged over the course of the third quarter 2002, averaging 0.4 cents, or 2%, higher than the second quarter 2002. The third quarter 2002 average benchmark cost of ethylene was only 0.1 cent, or less than 1%, lower than the second quarter 2002 average. Over the course of the third quarter 2002 the benchmark cost of ethylene trended higher, while during the second quarter 2002 the reverse occurred. The average benchmark cost of ethylene increased during the third quarter 2002 from 12.1 cents in July 2002 to 16.4 cents in September 2002, a 35% increase. The cost increase was largely driven by crude oil prices. Benchmark crude oil prices increased $3.75 per barrel, or 15%, from the end of June 2002 to the end of September 2002. Equistar’s profit margin increase was in line with the 0.5 cent per pound improvement indicated by the benchmark data. Segment volumes decreased approximately 4%, comparing the third quarter to the second quarter 2002.

The polymers segment had operating profit of $6 million in the third quarter 2002, a $32 million improvement compared to an operating loss of $26 million in the second quarter 2002. Domestic benchmark polymer sales prices averaged approximately 4 cents per pound higher than in the second quarter 2002, while benchmark export sales prices were slightly lower than in the second quarter. Equistar’s higher mix of domestic polymer sales in the third quarter yielded a 3 cent per pound average price increase in the third quarter 2002 compared to the second quarter 2002. Polymer sales volumes were 4% below second quarter 2002 levels due to fewer export sales.

Segment Data

The following tables reflect selected sales volume data, including intersegment sales, and summarized financial information for Equistar’s business segments.

	For the three months ended		For the nine months ended
	September 30,		September 30,
In millions	2002	2001	2002	2001
Selected petrochemicals products:
Olefins (pounds)	4,259	4,039	12,789	12,352
Aromatics (gallons)	92	86	282	274
Polymers products (pounds)	1,527	1,565	4,628	4,402

Millions of dollars
Sales and other operating revenues:
Petrochemicals segment	$1,362	$1,181	$3,673	$4,345
Polymers segment	503	494	1,393	1,552
Intersegment eliminations	(357)	(324)	(960)	(1,173)

Total	$1,508	$1,351	$4,106	$4,724

Cost of sales:
Petrochemicals segment	$1,263	$1,152	$3,515	$4,113
Polymers segment	480	500	1,383	1,633
Intersegment eliminations	(357)	(324)	(960)	(1,173)

Total	$1,386	$1,328	$3,938	$4,573

Other operating expenses:
Petrochemicals segment	$3	$—	$7	$7
Polymers segment	17	20	51	57
Unallocated	31	37	92	121
Facility closing costs	—	—	—	22

Total	$51	$57	$150	$207

Operating income (loss):
Petrochemicals segment	$96	$29	$151	$225
Polymers segment	6	(26)	(41)	(138)
Unallocated	(31)	(37)	(92)	(121)
Facility closing costs	—	—	—	(22)

Total	$71	$(34)	$18	$(56)

Petrochemicals Segment

Revenues—Revenues of $1.4 billion in the third quarter 2002 increased 15% compared to third quarter 2001 revenues of $1.2 billion as a result of higher average sales prices and 6% higher sales volumes. The higher average sales prices in the third quarter 2002 primarily reflect higher sales prices for co-products, such as propylene, benzene and butadiene, whereas ethylene sales prices decreased compared to the third quarter 2001. Benchmark quoted ethylene prices averaged 23 cents per pound in the third quarter 2002, a 4% decrease compared to the third quarter 2001. However, average benchmark prices of co-product propylene increased 35% compared to the third quarter 2001, more than offsetting the ethylene decrease. Propylene sales prices have benefited from higher domestic demand and tighter supplies overseas. Sales volumes increased due to higher industry demand in the third quarter 2002 compared to the third quarter 2001.

Revenues of $3.7 billion for the first nine months of 2002 decreased 16% compared to the first nine months of 2001 as lower 2002 average sales prices were only partly offset by a 4% increase in sales volumes. Sales prices in the first nine months of 2002 averaged 18% lower than in the first nine months of 2001 as a result of the effects of lower raw material costs and excess industry capacity. Benchmark quoted ethylene prices averaged 21.64 cents per pound in the first nine months of 2002, a 23% decrease compared to the first nine months of 2001.

Cost of Sales—Cost of sales of $1.3 billion in the third quarter 2002 increased 10% compared to $1.2 billion in the third quarter 2001, or 5% less than the percentage increase in revenues noted above. The increase was due to higher raw material costs as well as the 6% increase in sales volumes in the third quarter 2002. The raw material cost increase was primarily due to heavy liquids, which reflected the third quarter 2002 increases in crude oil costs, as natural gas liquid (“NGL”) raw material costs were relatively comparable to the third quarter 2001.

Cost of sales of $3.5 billion in the first nine months of 2002 decreased 15% compared to $4.1 billion in the first nine months of 2001, slightly less than the percentage decrease in revenues noted above. While the costs of natural gas and NGL raw materials decreased from the historically high levels experienced in the first nine months of 2001, other raw material costs, such as heavy liquids, did not decrease proportionately to the decrease in sales prices.

Operating Income—The petrochemicals segment had operating income of $96 million in the third quarter 2002 compared to $29 million in the third quarter 2001. The $67 million improvement was primarily due to higher co-product sales prices in the third quarter 2002 compared to the third quarter 2001. The increases in co-product prices more than offset increases in the cost of raw materials, primarily heavy liquids, resulting in higher margins for the petrochemicals segment in the third quarter 2002 compared to the third quarter 2001.

Operating income of $151 million for the first nine months of 2002 decreased from $225 million in the first nine months of 2001. Operating profit decreased $74 million as sales prices decreased more than raw material costs, resulting in lower product margins in the first nine months of 2002 compared to the 2001 period.

Polymers Segment

Revenues—Revenues of $503 million in the third quarter 2002 increased 2% compared to $494 million in the third quarter 2001, reflecting a 4% increase in average sales prices offset by a 2% decrease in sales volumes. Sales prices were at higher levels in the third quarter 2002 due to reductions in lower margin export sales compared to the third quarter 2001.

Revenues of $1.4 billion for the first nine months of 2002 decreased 10% compared to $1.6 billion in the first nine months of 2001 due to a 15% decrease in average sales prices offset by a 5% increase in sales volumes. Lower sales prices for the first nine months of 2002 reflected generally lower raw material costs compared to the first nine months of 2001. Sales volumes increased due to stronger demand in the 2002 period compared to 2001.

Cost of Sales—Cost of sales of $480 million in the third quarter 2002 decreased 4% compared to $500 million in the third quarter 2001. The decrease in the third quarter 2002 reflected net lower raw material costs and lower volumes. Raw material costs decreased on a net basis as lower ethylene costs were only partly offset by higher propylene costs.

Cost of sales of $1.4 billion in the first nine months of 2002 decreased 15% compared to $1.6 billion for the first nine months of 2001, 5% more than the percentage decrease in revenues noted above. The decrease in the first nine months of 2002 reflected lower raw material costs, primarily ethylene, and energy costs, partly offset by the 5% increase in sales volumes. Benchmark ethylene costs were 23% lower and were only partly offset by a 1% increase in benchmark propylene costs in the first nine months of 2002 compared to the first nine months of 2001.

Operating Income—The polymers segment had operating income of $6 million in the third quarter 2002 compared to a $26 million operating loss in the third quarter 2001. Polymers segment operating results improved $32 million as raw material costs decreased while average polymers product sales prices increased, resulting in higher product margins in the third quarter 2002 compared to the third quarter 2001.

For the first nine months of 2002, the polymers segment had an operating loss of $41 million compared to an operating loss of $138 million in the comparable 2001 period. The $97 million improvement was due to higher polymers product margins and, to a lesser extent, higher sales volumes. Margins improved in the first nine months of 2002 compared to the first nine months of 2001, as decreases in sales prices were less than the decreases in polymer raw material costs.

Unallocated Items

The following discusses expenses that were not allocated to the petrochemicals or polymers segments.

Other Operating Expenses—Other operating expenses not allocated to the petrochemicals and polymers segments were $31 million in the third quarter 2002 compared to $37 million in the third quarter 2001 and $92 million in the first nine months of 2002 compared to $121 million in the first nine months of 2001. The decreases were primarily due to goodwill amortization of $8 million and $25 million included in the third quarter 2001 and the first nine months of 2001, respectively. Goodwill amortization ceased effective January 1, 2002. See Note 4 to the Consolidated Financial Statements.

Facility Closing Costs—Equistar discontinued production at its higher-cost Port Arthur, Texas polyethylene facility in February 2001 and shut down the facility. During the first quarter 2001, Equistar recorded a $22 million charge, which included environmental remediation liabilities of $7 million, other exit costs of $3 million and severance and pension benefits of $7 million for approximately 125 people employed at the Port Arthur facility. The remaining $5 million balance primarily related to the write down of certain assets.

Cumulative Effect of Accounting Change—Upon implementation of Statement of Financial Accounting Standards (“SFAS”) No. 142, Equistar reviewed goodwill for impairment and concluded that the entire balance of goodwill was impaired, resulting in a $1.1 billion charge that was reported as the cumulative effect of an accounting change as of January 1, 2002. As a result of implementing SFAS No. 142, earnings in 2002 and subsequent years will be favorably affected by $33 million annually because of the elimination of goodwill amortization.

FINANCIAL CONDITION

Operating Activities—Operating activities used cash of $118 million in the first nine months of 2002 while providing $119 million of cash in the first nine months of 2001. The decrease in operating cash flow in the 2002 period was due to increases in working capital levels and higher payments related to interest, pensions and railcar leases. These were partly offset by a $57 million lower net loss, after adjusting for the $1.1 billion non-cash charge related to the cumulative effect of accounting change, in the 2002 period.

The key components of Equistar’s working capital – receivables, inventory and payables – increased $114 million during the first nine months of 2002 compared to a $72 million decrease during the first nine months of 2001. During the first nine months of 2002, sales prices and raw material costs increased from December 31, 2001 levels, putting upward pressure on working capital levels. In addition, inventory levels were increased in anticipation of a fourth quarter 2002 planned maintenance turnaround. In the first nine months of 2001, sales prices and raw material costs steadily decreased from December 31, 2000 levels, helping to reduce working capital levels.

During the first nine months of 2002, Equistar made $54 million in higher payments than in the first nine months of 2001, primarily related to interest and employee benefits. This included $31 million of higher interest payments in the 2002 period compared to the 2001 period when Equistar refinanced its debt during August 2001. The remaining $23 million related to employee benefits and compensation, including higher contributions to Equistar’s pension plans. In addition, Equistar made certain payments totaling $34 million, discussed below under “Liquidity and Capital Resources – Railcar Leases”, related to its railcar leases. These payments, net of $12 million of amortization related to the railcar payments, are reflected in other assets and liabilities, net in the Consolidated Statements of Cash Flows.

Investing Activities—Equistar’s capital expenditures were $43 million in the first nine months of 2002 and $85 million in the first nine months of 2001. The reduced level of expenditures in 2002 reflects cash conservation efforts due to the continuing poor business environment. Equistar currently estimates that 2002 capital expenditures will be approximately $80 million.

During the second quarter 2002, Equistar contributed $6 million to a mutual insurance company formed by Equistar and other companies in the industry to provide catastrophic business interruption and excess property damage insurance coverage for its members.

Financing Activities—Cash used by financing activities was a net $16 million in the first nine months of 2002. Financing activities in the first nine months of 2002 included net borrowing of $89 million under the revolving credit facility, partly to fund the increase in working capital. See “Liquidity and Capital Resources” discussion below. Financing activities also included the scheduled retirement of $100 million principal amount of the 9.125% notes and the scheduled retirement of $3 million principal amount of Equistar’s term loan and medium-term notes. There were no distributions to partners in the first nine months of 2002.

During October 2002, Equistar entered into an agreement with an independent issuer of receivables-backed commercial paper under which Equistar sold receivables and received cash proceeds of $100 million. Under the terms of the agreement, Equistar agreed to sell, on an ongoing basis and without recourse, designated accounts receivable. Equistar is obligated to sell new receivables as existing receivables are collected. The agreement has annual renewal provisions for up to three years. Upon entering into the agreement, the commitment under the revolving credit facility was reduced by $50 million, to $450 million, in accordance with the terms of the revolving credit facility. Equistar will use the proceeds to reduce borrowing under the revolving credit facility and for general corporate purposes.

Liquidity and Capital Resources—At September 30, 2002, Equistar had cash on hand of $19 million. While $411 million of the $500 million revolving credit facility, which matures in August 2006, was undrawn at September 30, 2002, the revolver commitment was reduced in October 2002 to $450 million as a result of entering into the receivables sales agreement. Amounts available under the revolving credit facility are also reduced to the extent of certain outstanding letters of credit provided under the credit facility, which totaled $16 million as of September 30, 2002.

During 2002, Equistar’s credit rating was lowered by two major rating agencies, Moody’s Investors Service (“Moody’s”) and the Standard & Poor’s (“S&P”) rating service of The McGraw-Hill Companies. Moody’s reduced Equistar’s noninvestment grade corporate rating from a Ba1 to a Ba3. S&P reduced Equistar’s corporate rating from an investment grade BBB- to a noninvestment grade BB. Both agencies cited Lyondell’s acquisition of Occidental’s interest in Equistar as the reason for the downgrade. The agencies stated that the acquisition results in a concentration of credit risk with Lyondell, which owns a 70.5% interest in Equistar and whose debt currently has a noninvestment grade credit rating. S&P also cited current trough conditions in the industry and Equistar’s $1.1 billion goodwill write off.

Management believes that conditions will be such that cash balances, cash flow from operations and funding under the credit facility will be adequate to meet anticipated future cash requirements, including scheduled debt repayments, other contractual obligations, necessary capital expenditures and ongoing operations.

Long-Term Debt—The credit facility and the indenture governing Equistar’s senior notes contain covenants that, subject to certain exceptions, restrict sale and leaseback transactions, lien incurrence, debt incurrence, sales of assets, investments, non-regulatory capital expenditures, certain payments, and mergers and consolidations. In addition, the credit facility requires Equistar to maintain specified financial ratios. The breach of these covenants could permit the lenders under Equistar’s credit facility and the indenture governing the senior notes to declare the loans immediately payable and could permit the lenders under Equistar’s credit facility to terminate future lending commitments.

Equistar amended its credit facility in late March 2002, making certain financial ratio requirements less restrictive, making the covenant limiting acquisitions more restrictive and adding a covenant limiting certain non-regulatory capital expenditures. The amendment increased the interest rate on the credit facility by 0.5% per annum. Equistar was in compliance with all covenants under its debt instruments as of September 30, 2002.

Railcar Leases—Equistar leases certain railcars under three operating leases, see Note 8 to the Consolidated Financial Statements, from unaffiliated entities established for the purpose of serving as lessors with respect to these leases. The leases include options for Equistar to purchase the railcars covered by the leases during a lease term. If

Equistar does not exercise a purchase option, the affected railcars will be sold upon termination of the lease. In the event the sales proceeds are less than the lessor’s unrecovered investment, Equistar will pay the difference to the lessor, but no more than the guaranteed residual value.

As discussed above, during 2002, Equistar’s credit rating was lowered by two rating agencies, allowing the early termination of one of these railcar leases by the lessor. As a result, Equistar renegotiated the lease during the first quarter 2002, resulting in a payment of additional fees and a $17 million prepayment, which is being amortized over the remaining lease term. The prepayment reduced the guaranteed residual value under the lease, and reduced future lease payments. The guaranteed residual value of this lease at September 30, 2002 was $84 million.

Two of the railcar leases contain financial and other covenants that are substantially the same as those contained in Equistar’s credit facility. A breach of these covenants could permit the early termination of the leases by the lessors. Under one of the leases, the covenants were automatically updated with the March 2002 amendment to the credit facility. Under the other lease, Equistar amended the covenants to incorporate the March 2002 amendment to the credit facility. The amendment, which was completed in the second quarter 2002, required the payment of additional fees and a $17 million prepayment, which is being amortized through the end of 2002. With respect to that lease, Equistar plans to enter into a new lease arrangement with another lessor covering the subject railcars prior to December 31, 2002. The $17 million prepayment reduced the guaranteed residual value and the future lease payments. The guaranteed residual value of this lease at September 30, 2002 was $72 million.

The third of these railcar leases, with a guaranteed residual value of $34 million at September 30, 2002, terminates in November 2002. Equistar plans to enter into another lease arrangement with a new lessor covering the railcars, however, as an interim measure, it may need to repurchase the railcars, temporarily drawing on its revolving credit facility for this purpose.

The total guaranteed residual value under these leases at September 30, 2002, after considering the prepayments noted above, was approximately $190 million. Based on indications of lower current market values of the leased railcars, Equistar has estimated a potential loss on these leases, and is accruing this amount ratably over the remaining terms of the respective leases.

EQUISTAR’S OWNERSHIP

Prior to August 22, 2002, Equistar was owned 41% by Lyondell Chemical Company (“Lyondell”), 29.5% by Millennium Chemicals Inc. (“Millennium”), and 29.5% by Occidental Petroleum Corporation (“Occidental”). On August 22, 2002, Lyondell completed the purchase of Occidental’s interest in Equistar increasing its ownership interest in Equistar to 70.5%. Equistar’s sales to Occidental of $32 million subsequent to August 22, 2002 are included in sales to unrelated parties in the Consolidated Statements of Income, and Equistar’s receivables from Occidental of $32 million at September 30, 2002 are included in trade receivables in the Consolidated Balance Sheets.

CURRENT BUSINESS OUTLOOK

Equistar’s near-term profitability will be affected by supply/demand balances for ethylene and ethylene derivatives and the stability of raw material and energy costs. The global economic and political environment continues to be uncertain, contributing to low industry operating rates, adding to the volatility of raw material and energy costs and forestalling the industry’s recovery from current trough conditions, all of which has placed pressure on Equistar’s operations, making it difficult to predict near-term performance. Equistar’s ongoing cost-control and cash-management programs continue to address the uncertainties it faces. Through these programs, Equistar is managing the elements that are within its direct control.

RECENT ACCOUNTING STANDARDS

Effective January 1, 2002, Equistar implemented Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, SFAS No. 142, Goodwill and Other Intangible Assets, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses obligations associated with the retirement of tangible long-lived assets. Adoption of SFAS No. 143 in 2003 is not expected to have a material effect on the consolidated financial statements of Equistar.

In April 2002, FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The primary impact of the statement on Equistar will be the classification of losses that result from the early extinguishment of debt as a charge to income before extraordinary items. Reclassification of prior period losses that were originally reported as extraordinary items also will be required. Application of the statement will be required in 2003.

In July 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities. SFAS No. 146 addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities and facility closings. SFAS No. 146 will be effective for activities initiated after December 31, 2002. Early application is permitted. Equistar does not expect adoption of SFAS No. 146 to have a material impact on its consolidated financial statements.

See “Results of Operations” and Note 4 to the Consolidated Financial Statements.

Item 3.    Disclosure of Market and Regulatory Risk.

Equistar’s exposure to market and regulatory risks is described in Item 7a of its Annual Report on Form 10-K for the year ended December 31, 2001. Equistar’s exposure to market and regulatory risks has not changed materially in the quarter ended September 30, 2002, except as noted below.

Certain federal and state governmental initiatives in the U.S. have sought either to rescind the oxygen requirement for reformulated gasoline or to restrict or ban the use of MTBE. On April 25, 2002, the U.S. Senate passed its version of an omnibus energy bill, which, among other things, would ban the use of MTBE as a fuel oxygenate. The Senate bill is not law and needs to be reconciled with the U.S. House of Representatives’ omnibus energy bill, which was passed in July 2001 and which would not ban the use of MTBE. At this time, the form and timing of that reconciliation, if any, is unknown. Equistar’s MTBE sales represented approximately 4% of its total 2001 revenues. Equistar does not expect these initiatives to have a significant impact on MTBE margins and volumes in the remainder of 2002. Should it become necessary or desirable to reduce MTBE production, Equistar would need to convert raw materials used in MTBE to production of other products. It may be desirable to make capital expenditures to add the flexibility to produce alternative gasoline blending components. The profit margins on these alternatives could be lower than those historically realized on MTBE.

New air pollution standards promulgated by federal and state regulatory agencies in the U.S., including those specifically targeting the eight-county Houston/Galveston region, will affect a substantial portion of the operating facilities of Equistar. Compliance with these standards will result in increased capital investment during the next several years and higher annual operating costs for Equistar. Recently proposed revisions by the regulatory agencies would change the required nitrogen oxides, or NOx, reduction levels from 90% to 80%. However, any potential resulting savings from this proposed revision could be offset by the costs of stricter proposed controls over volatile organic compounds, or VOCs. Equistar is still assessing the impact of these proposed regulations and there can be no guarantee as to the ultimate capital cost of implementing any final plan developed to ensure ozone attainment by the 2007 deadline. See Note 9 to the Consolidated Financial Statements.

Item 4.    Controls and Procedures

(a)
Evaluation of disclosure controls and procedures. During the 90-day period prior to the filing of this Quarterly Report on Form 10-Q, Equistar performed an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer (principal executive officer) and Vice President and Controller (principal financial officer), of the effectiveness of the design and operation of Equistar’s disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and the Vice President and Controller concluded that Equistar’s disclosure controls and procedures are effective.

(b)
Changes in internal controls. There were no significant changes in Equistar’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this report are “forward-looking statements” within the meaning of the federal securities laws. Although Equistar believes the expectations reflected in such forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties, and Equistar can give no assurance that such expectations will prove to have been correct. Equistar’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including:

•	the cyclical nature of the chemical and refining industries,
•	uncertainties associated with the United States and worldwide economies,
•	substantial chemical industry capacity changes resulting in oversupply and declining prices and margins,
•	the availability, cost and volatility of raw materials and utilities,
•	access to capital markets,
•	current and potential governmental regulatory actions or political unrest in the United States and in other countries,
•	potential terrorist acts,
•
operating interruptions (including leaks, explosions, fires, weather-related incidents, mechanical failure, unscheduled downtime, labor difficulties, transportation interruptions, spills and releases and other environmental risks),

•	technological developments, and
•	Equistar’s ability to implement its business strategies, including cost reductions.

Many of such factors are beyond Equistar’s ability to control or predict. Any of the factors, or a combination of these factors, could materially affect Equistar’s future results of operations and the ultimate accuracy of the forward-looking statements. These forward-looking statements are not guarantees of Equistar’s future performance, and Equistar’s actual results and future developments may differ materially from those projected in the forward-looking statements. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or prior earnings levels.

All forward-looking statements in this Form 10-Q are qualified in their entirety by the cautionary statements contained in this section and in Equistar’s Annual Report on Form 10-K for the year ended December 31, 2001.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

There have been no material developments with respect to Equistar’s legal proceedings previously reported in the Annual Report on Form 10-K for the year ended December 31, 2001.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

3.3	Amended and Restated Partnership Agreement of Equistar Chemicals, LP, dated as of November 6, 2002

10.14	Amended and Restated Parent Agreement, dated as of November 6, 2002

99.1	Certificate of Principal Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.2	Certificate of Principal Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.3	Consolidated Financial Statements (Unaudited) of Lyondell Chemical Company

(b)	Reports on Form 8-K

The following Current Report on Form 8-K was furnished during the quarter ended September 30, 2002 and through the date hereof:

Date of Report	Item No.	Financial Statements
August 22, 2002	9	No

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equistar Chemicals, LP

Dated: November 13, 2002	/s/ CHARLES L. HALL Charles L. Hall Vice President and Controller (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)

CERTIFICATIONS

I, Dan F. Smith, Chief Executive Officer of Equistar Chemicals, LP, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Equistar Chemicals, LP;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ DAN F. SMITH Dan F. Smith Chief Executive Officer (Principal Executive Officer)

I, Charles L. Hall, Vice President and Controller of Equistar Chemicals, LP, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Equistar Chemicals, LP;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ CHARLES L. HALL Charles L. Hall Vice President and Controller (Principal Financial Officer)