Form 10-K
period 2002-12-31
EQUISTAR CHEMICALS LP
filed 2003-03-11
CIK 1081158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934 for the

Fiscal Year Ended December 31, 2002

☒    Transition Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

Commission File No. 333-76473

EQUISTAR CHEMICALS, LP

(Exact name of Registrant as specified in its charter)

Delaware	76-0550481
(State or other jurisdiction of	(I.R.S. Employee Identification No.)

incorporation or organization)

1221 McKinney Street, Suite 700, Houston, Texas	77010
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 652-7200

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

There is no established public trading market for the Registrant’s equity securities. As of June 28, 2002, the last business day of the Registrant’s most recently completed second fiscal quarter, all of the Registrant’s equity securities were held by affiliates.

PART I

Items 1 and 2.    Business and Properties

Overview

Equistar Chemicals, LP (“Equistar”) is one of the world’s largest producers of basic chemicals with total 2002 revenues of $5.5 billion, and assets of $5.1 billion at the end of 2002. It currently is North America’s second largest producer of ethylene, the world’s most widely used petrochemical. Equistar currently also is the third largest producer of polyethylene in North America.

Equistar’s petrochemicals segment manufactures and markets olefins, oxygenated products, aromatics and specialty products. Equistar’s olefins products are primarily ethylene, propylene and butadiene. Olefins and their co-products are basic building blocks used to create a wide variety of products. Equistar’s oxygenated products include ethylene oxide (“EO”) and its derivatives, ethylene glycol (“EG”), ethanol, and methyl tertiary butyl ether (“MTBE”). Oxygenated products have uses ranging from paint to cleaners to polyester fibers to gasoline additives. Equistar’s aromatics are benzene and toluene.

Equistar’s polymers segment manufactures and markets polyolefins, including high-density polyethylene, low-density polyethylene, linear low-density polyethylene, polypropylene and performance polymers. Polyethylene is used to produce packaging film, trash bags and lightweight high-strength plastic bottles for milk, juices, shampoos and detergents. Polypropylene is used in a variety of products including plastic caps and other closures, rigid packaging, automotive components, and carpet facing and backing. Equistar’s performance polymers include enhanced grades of polyethylene such as wire and cable insulating resins and polymeric powders. For additional segment information, see Note 16 of Notes to the Consolidated Financial Statements.

Equistar was formed in October 1997 as a Delaware limited partnership. Equistar began operations in December 1997 when Lyondell Chemical Company (“Lyondell”) contributed substantially all of the assets of its petrochemicals and polymers business segments to Equistar and Millennium Chemicals Inc. (“Millennium”) contributed substantially all of the assets of Millennium Petrochemicals Inc.’s ethylene, polyethylene and related products, performance polymers and ethanol businesses to Equistar. In May 1998, Lyondell, Millennium, Equistar and Occidental Petroleum Corporation (“Occidental”) consummated a series of transactions to expand Equistar through the addition of Occidental’s petrochemical assets (the “Occidental Contributed Business”). From May 1998 to August 2002, Equistar’s owners were subsidiaries of Lyondell, Millennium and Occidental, with Lyondell owning a 41% interest in Equistar, and each of Millennium and Occidental owning a 29.5% interest in Equistar. On August 22, 2002, Lyondell purchased Occidental’s 29.5% interest in Equistar. Lyondell financed its purchase of Occidental’s interest in Equistar by selling the following to a subsidiary of Occidental: (1) 34 million shares of newly issued Lyondell Series B common stock, (2) five-year warrants to acquire five million shares of Lyondell original common stock and (3) a right to receive contingent payments based on Equistar’s cash distributions related to 2002 and 2003. As a result of these transactions, Lyondell owns a 70.5% interest in Equistar, and Millennium owns the remaining 29.5% interest in Equistar.

Equistar’s principal executive offices are located at 1221 McKinney Street, Suite 700, Houston, Texas 77010 and its telephone number is (713) 652-7200. Equistar’s website address is www.equistarchem.com. Equistar’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available free of charge through Equistar’s website as soon as reasonably practicable after those reports are electronically filed with or furnished to the Securities and Exchange Commission. Information contained on Equistar’s website or any other website is not incorporated into this Annual Report and does not constitute a part of this Annual Report.

Petrochemicals Segment

Overview

Petrochemicals are fundamental to many segments of the economy, including the production of consumer products, housing and automotive components and other durable and nondurable goods. Equistar produces a variety of petrochemicals, including olefins, oxygenated products, aromatics and specialty products, at eleven facilities located in five states. Olefins include ethylene, propylene and butadiene. Oxygenated products include EO and derivatives, EG, ethanol, and MTBE. Aromatics produced are benzene and toluene. Equistar’s petrochemical products are used to manufacture polymers and intermediate chemicals, which are used in a variety of consumer and industrial products. Ethylene is the most significant petrochemical in terms of worldwide production volume and is the key building block for polyethylene and a large number of other chemicals, plastics and synthetics.

The Chocolate Bayou, Corpus Christi and two Channelview, Texas olefins plants use petroleum liquids, including naphtha, condensates and gas oils, to produce ethylene. The use of petroleum liquids results in the production of a significant amount of co-products such as propylene, butadiene, benzene and toluene, and specialty products, such as dicyclopentadiene (“DCPD”), isoprene, resin oil and piperylenes. Based upon independent third-party surveys, management believes that its Channelview facility is one of the lowest cash production cost olefins facilities in the United States. Equistar’s Morris, Illinois; Clinton, Iowa; Lake Charles, Louisiana; and LaPorte, Texas plants are designed to consume primarily natural gas liquids, including ethane, propane and butane (collectively “NGLs”), to produce ethylene with some co-products such as propylene. The Corpus Christi and Channelview plants also may consume NGL’s to produce ethylene, depending upon the relative economic advantage of the alternative raw materials. A comprehensive pipeline system connects the Gulf Coast plants with major olefins customers. Raw materials are sourced both internationally and domestically and are shipped via vessel and pipeline. Equistar’s Lake Charles, Louisiana facility has been idled since the first quarter of 2001. Olefins accounted for approximately 59% of Equistar’s total revenues in 2002, 60% in 2001 and 63% in 2000.

Equistar produces EO and its primary derivative, EG, at facilities located in Bayport (Pasadena), Texas and through a 50/50 joint venture with DuPont in Beaumont, Texas. The Bayport facility also produces other derivatives of EO, principally ethers and ethanolamines. EG is used in antifreeze, polyester fibers, resins and films. EO and its derivatives are used in many consumer and industrial end uses, such as detergents and surfactants, brake fluids and polyurethane seating and bedding foams.

Equistar produces synthetic ethanol at its Tuscola, Illinois plant by a direct hydration process that combines water and ethylene. Equistar also owns and operates a facility in Newark, New Jersey for denaturing ethanol by the addition of certain chemicals. In addition, it produces small volumes of diethyl ether, a by-product of its ethanol production, at its Tuscola facility. These ethanol products are ingredients in various consumer and industrial products as described more fully in the table below. In March 2002, Equistar permanently shut down its Anaheim, California ethanol denaturing facility.

The following table outlines Equistar’s primary petrochemical products, annual processing capacity as of January 1, 2003, and the primary uses for such products. Unless otherwise specified, annual processing capacity was calculated by estimating the number of days in a typical year that a production unit of a plant is expected to operate, after allowing for downtime for regular maintenance, and multiplying that number by an amount equal to the unit’s optimal daily output based on the design raw material mix. Because the processing capacity of a production unit is an estimated amount, actual production volumes may be more or less than the capacities set forth below.

Product	Annual Capacity	Primary Uses

OLEFINS:

Ethylene	11.6 billion pounds (a)	Ethylene is used as a raw material to manufacture polyethylene, EO, ethanol, ethylene dichloride and ethylbenzene.

Propylene	5 billion pounds (a)(b)	Propylene is used to produce polypropylene, acrylonitrile and propylene oxide.

Butadiene	1.2 billion pounds

Butadiene is used to manufacture styrene-butadiene rubber and polybutadiene rubber, which are used in the manufacture of tires, hoses, gaskets and other rubber products. Butadiene is also used in the production of paints, adhesives, nylon clothing, carpets and engineered plastics.

OXYGENATED PRODUCTS:

Ethylene Oxide (EO)	1.1 billion pounds ethylene oxide equivalents; 400 million pounds as pure ethylene oxide	EO is used to produce surfactants, industrial cleaners, cosmetics, emulsifiers, paint, heat transfer fluids and ethylene glycol.

Ethylene Glycol (EG)	1 billion pounds	EG is used to produce polyester fibers and film, polyethylene terephthalate (“PET”) resin, heat transfer fluids and automobile antifreeze.

Ethylene Oxide Derivatives	225 million pounds	EO derivatives are used to produce paint and coatings, polishes, solvents and chemical intermediates.

Ethanol	50 million gallons	Ethanol is used in the production of solvents as well as household, medicinal and personal care products.

MTBE	284 million gallons (18,500 barrels/day) (c)	MTBE is a gasoline component for reducing emissions in reformulated gasoline and enhancing octane value.

AROMATICS:

Benzene	310 million gallons

Benzene is used to produce styrene, phenol and cyclohexane. These products are used in the production of nylon, plastics, rubber and polystyrene. Polystyrene is used in insulation, packaging and drink cups.

Toluene	66 million gallons	Toluene is used as an octane enhancer in gasoline, as a chemical feedstock for benzene and/or paraxylene production, and a core ingredient in TDI, a compound used in urethane production.

SPECIALTY PRODUCTS:

Dicyclopentadiene (DCPD)	130 million pounds	DCPD is a component of inks, adhesives and polyester resins for molded parts such as tub and shower stalls and boat hulls.

Isoprene	145 million pounds	Isoprene is a component of premium tires, adhesive sealants and other rubber products.

Resin Oil	150 million pounds	Resin oil is used in the production of hot-melt-adhesives, inks, sealants, paints and varnishes.

Piperylenes	100 million pounds	Piperylenes are used in the production of adhesives, inks and sealants.

Alkylate	337 million gallons (d)	Alkylate is a premium gasoline blending component used by refiners to meet Clean Air Act standards for reformulated gasoline.

Diethyl Ether	5 million gallons	Diethyl ether is used in laboratory reagents, gasoline and diesel engine starting fluid, liniments, analgesics and smokeless gunpowder.

(a)	Includes 850 million pounds/year of ethylene capacity and 200 million pounds/year of propylene capacity at Equistar’s Lake Charles, Louisiana facility. Equistar’s Lake Charles facility has been idled since the first quarter of 2001.
(b)	Does not include refinery-grade material or production from the product flexibility unit at Equistar’s Channelview facility, which can convert ethylene and other light petrochemicals into propylene. This facility has an annual processing capacity of one billion pounds per year of propylene.
(c)	Includes up to 44 million gallons/year of capacity processed by Equistar for LYONDELL-CITGO Refining LP (“LCR,” a joint venture of which Lyondell owns a 58.75% interest) and returned to LCR.
(d)	Includes up to 172 million gallons/year of capacity processed by Equistar for LCR and returned to LCR.

Raw Materials

The raw materials cost for olefins production is the largest component of total cost for the petrochemicals business. Olefins plants with the flexibility to consume a wide range of raw materials historically have had lower variable costs than olefins plants that are restricted in their raw material processing capability to NGLs. The primary raw materials used in the production of olefins are petroleum liquids (also referred to as “heavy raw materials”) and NGLs (also referred to as “light raw materials”). Petroleum liquids generally are delivered by ship or barge. NGLs are delivered to Equistar’s facilities primarily via pipeline. Petroleum liquids have had a historical cost advantage over NGLs such as ethane and propane, assuming the co-products were recovered and sold. For example, facilities using petroleum liquids historically have generated approximately four cents additional variable margin on average per pound of ethylene produced compared to using ethane. This margin advantage is based on an average of historical data over a period of years and is subject to short-term fluctuations, which can be significant. During the second half of 2001 and in 2002, the advantage has been significantly less than the historical average. Equistar has the capability to realize this margin advantage due to its ability to process petroleum liquids at the Channelview, Corpus Christi and Chocolate Bayou, Texas facilities.

The Channelview facility is particularly flexible because it can process 100% petroleum liquids or up to 80% NGLs. The Corpus Christi plant can process up to 70% petroleum liquids or up to 70% NGLs. The Chocolate Bayou facility processes 100% petroleum liquids. Equistar’s LaPorte facility can process natural gasoline and NGLs, including heavier NGLs such as butane. Equistar’s three other olefins facilities currently process only NGLs.

As described above, Equistar believes that its raw material flexibility is a key advantage in the production of olefins. As a result, although the majority of Equistar’s petroleum liquids requirements are purchased via contractual arrangements from a variety of domestic and international sources, Equistar also purchases petroleum liquids on the spot market from domestic and international sources in order to maintain its raw material flexibility and to take advantage of raw material pricing opportunities. Similarly, Equistar purchases a majority of its NGLs requirements via contractual arrangements from a variety of sources, but also purchases NGLs on the spot market. Equistar also obtains a portion of its petroleum liquids requirements from LCR at market-related prices. Equistar purchases all of its methanol requirements from Lyondell and its subsidiaries at a mix of cost-based and market-based prices. Also, Equistar purchases large amounts of natural gas to be used as energy for consumption in its business via market-based contractual arrangements with a variety of sources.

Equistar’s raw materials are, in general, commodity chemicals with numerous bulk suppliers and ready availability at competitive prices. Historically, raw material availability has not been an issue for Equistar’s petrochemicals business segment. For additional discussion regarding the effects of raw material pricing on recent operating performance, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Marketing and Sales

Ethylene produced by the Clinton and Morris facilities generally is consumed as a raw material by the polymers operations at those sites, or is transferred to Tuscola from Morris by pipeline for the production of ethanol. Ethylene produced by Equistar’s LaPorte facility is consumed as a raw material by Equistar’s polymers operations and Millennium’s vinyl acetate operations in LaPorte and also is distributed by pipeline for other internal uses and to third parties. Ethylene and propylene produced at the Channelview, Chocolate Bayou, Corpus Christi and Lake Charles olefins plants are generally distributed by pipeline or via exchange agreements to Equistar’s Gulf Coast polymer and EO and EG facilities as well as to Equistar’s affiliates and third parties. Equistar’s Lake Charles facility has been idled since the first quarter of 2001. For the year ended December 31, 2002, approximately 93% of Equistar’s ethylene production, based on sales dollars, was consumed by Equistar’s polymers or oxygenated products businesses or sold to Equistar’s owners and their affiliates at market-related prices.

With respect to sales to unaffiliated parties, Equistar sells a majority of its olefins products to customers with whom it has had long-standing relationships. These sales generally are made under written agreements that typically provide for monthly negotiation of price; customer purchases of a specified minimum quantity; and three- to six-year terms with automatic one- or two-year term extension provisions. Some contracts may be terminated early if deliveries have been suspended for several months. No single customer accounted for 10% or more of Equistar’s total revenues in 2002.

EO and EG typically are sold under three- to five-year contracts, with monthly pricing based on current market conditions. Lyondell provides sales services for Equistar outside of North America for EO derivatives. Glycol ethers are sold primarily into the solvent and distributor markets at current market prices, as are ethanolamines and brake fluids. Ethanol and ethers primarily are sold under one-year contracts at market prices.

Equistar licenses MTBE technology under a license from a subsidiary of Lyondell and sells a significant portion of MTBE produced at one of its two Channelview units to Lyondell at market-related prices. The production from the second unit is processed by Equistar and returned to LCR for gasoline blending. MTBE produced at Chocolate Bayou is sold at market-related prices to Lyondell for resale.

Equistar sells most of its aromatics production under contracts that have initial terms ranging from one to three years and that typically contain automatic one-year term extension provisions. These contracts generally provide for monthly price adjustments based upon current market prices. Benzene produced by LCR is sold directly to Equistar at market-related prices. Equistar currently serves as LCR’s sole agent to market toluene produced by LCR.

Equistar at times purchases ethylene, propylene, benzene and butadiene for resale, when necessary, to satisfy customer demand for these products above production levels. Volumes of ethylene, propylene, benzene and butadiene purchases made for resale can vary significantly from period to period. However, purchased volumes have not historically had a significant impact on profitability.

Most of the ethylene and propylene production of the Channelview, Chocolate Bayou, Corpus Christi and Lake Charles facilities is shipped via a 1,430-mile pipeline system which has connections to numerous Gulf Coast ethylene and propylene consumers. This pipeline system, some of which is owned and some of which is leased by Equistar, extends from Corpus Christi to Mont Belvieu to Port Arthur, Texas as well as around the Lake Charles, Louisiana area. In addition, exchange agreements with other olefins producers allow access to customers who are not directly connected to Equistar’s pipeline system. Some ethylene is shipped by railcar from Clinton, Iowa to Morris, Illinois. A pipeline owned and operated by a third party is used to transport ethylene from Morris, Illinois to Tuscola, Illinois. Some propylene is shipped by ocean-going vessel. Ethylene oxide is shipped by railcar, and its derivatives are shipped by railcar, truck, isotank or ocean-going vessel. Butadiene, aromatics and other petrochemicals are distributed by pipeline, railcar, truck, barge or ocean-going vessel.

Competition and Industry Conditions

The bases for competition in Equistar’s petrochemicals products are price, product quality, product deliverability and customer service. Equistar competes with other large domestic producers of petrochemicals, including BP p.l.c. (“BP”), Chevron Phillips Chemical Company LP (“Chevron Phillips”), The Dow Chemical Company (“Dow”), Exxon Mobil Corporation (“ExxonMobil”), Huntsman Chemical Company, NOVA Chemicals Corporation (“NOVA Chemicals”) and Shell Chemical Company (“Shell”). Industry consolidation, including the combinations of British Petroleum and Amoco, Exxon and Mobil, and Dow and Union Carbide Corporation and the formation of Chevron Phillips, has brought North American production capacity under control of fewer, although larger and stronger, competitors.

Equistar’s combined rated ethylene capacity at January 1, 2003 was approximately 11.6 billion pounds of ethylene per year, or approximately 15% of total North American production capacity. Based on published rated production capacities, Equistar believes it is currently the second largest producer of ethylene in North America. North American ethylene rated capacity at January 1, 2003 was approximately 79 billion pounds per year. Approximately 78% of the total ethylene production capacity in North America is located along the Gulf Coast.

Petrochemicals profitability is affected by raw materials costs and the level of demand for petrochemicals and derivatives, along with vigorous price competition among producers which may intensify due to, among other things, the addition of new capacity. Ethylene markets continue to be affected by excess capacity as a result of recent capacity additions, which have not yet been absorbed by demand growth. In general, demand is a function of economic growth in the United States and elsewhere in the world, which fluctuates. It is not possible to predict accurately the changes in raw material costs, market conditions and other factors that will affect petrochemical industry margins in the future. The petrochemicals industry historically has experienced significant volatility in profitability due to fluctuations in capacity utilization.

Equistar’s other major commodity chemical products also experience cyclical market conditions similar to, although not necessarily coincident with, those of olefins.

Polymers Segment

Overview

Through facilities located at nine plant sites in four states, Equistar’s polymers segment manufactures a wide variety of polyolefins, including polyethylene, polypropylene and various performance polymers. Polyolefins are used in a variety of consumer and industrial products, including packaging film, trash bags, automotive parts, plastic bottles and caps and compounds for wire and cable insulation.

Equistar currently manufactures polyethylene using a variety of technologies at five facilities in Texas and at its Morris, Illinois and Clinton, Iowa facilities. The Morris and Clinton facilities enjoy a freight cost advantage over Gulf Coast producers in delivering products to customers in the U.S. Midwest and on the East Coast of the United States. Polyethylene accounted for approximately 27% of Equistar’s total revenues in 2002, 27% in 2001 and 26% in 2000.

Equistar produces performance polymer products, which include enhanced grades of polyethylene and polypropylene, at several of its polymers facilities. The Company believes that, over a business cycle, average selling prices and profit margins for performance polymers tend to be higher than average selling prices and profit margins for higher-volume commodity polyethylenes. Equistar also produces wire and cable insulating resins and compounds at LaPorte, Texas; and Morris, Illinois, and wire and cable insulating compounds at Fairport Harbor, Ohio; and Tuscola, Illinois. Wire and cable insulating resins and compounds are used to insulate copper and fiber optic wiring in power, telecommunication, computer and automobile applications. In August 2002, Equistar permanently shut down its Peachtree City, Georgia wire and cable insulating compounds facility. Equistar’s Morris, Illinois and Bayport (Pasadena), Texas facilities manufacture polypropylene using propylene produced as a co-product of Equistar’s ethylene production as well as propylene purchased from unaffiliated parties. Polypropylene is sold for various applications in the automotive, housewares and appliance industries.

The following table outlines Equistar’s polymers and performance polymers products, annual processing capacity at January 1, 2003, and the primary uses for such products. Unless otherwise specified, annual processing capacity was calculated by estimating the number of days in a typical year that a production unit of a plant is expected to operate, after allowing for downtime for regular maintenance, and multiplying that number by an amount equal to the unit’s optimal daily output based on the design raw material mix. Because the processing capacity of a production unit is an estimated amount, actual production volumes may be more or less than the capacities set forth below.

Product	Annual Capacity	Primary Uses
POLYETHYLENE:

High density polyethylene (HDPE)	3.1 billion pounds

HDPE is used to manufacture grocery, merchandise and trash bags; food containers for items from frozen desserts to margarine; plastic caps and closures; liners for boxes of cereal and crackers; plastic drink cups and toys; dairy crates; bread trays; pails for items from paint to fresh fruits and vegetables; safety equipment such as hard hats; house wrap for insulation; bottles for household and industrial chemicals and motor oil; milk, water, and juice bottles; and large (rotomolded) tanks for storing liquids such as agricultural and lawn care chemicals.

Low density polyethylene (LDPE)	1.5 billion pounds

LDPE is used to manufacture food packaging films; plastic bottles for packaging food and personal care items; dry cleaning bags; ice bags; pallet shrink wrap; heavy-duty bags for mulch and potting soil; boil-in-bag bags; coatings on flexible packaging products; and coatings on paper board such as milk cartons. Ethylene vinyl acetate is a specialized form of LDPE used in foamed sheets, bag-in-box bags, vacuum cleaner hoses, medical tubing, clear sheet protectors and flexible binders.

Linear low density polyethylene (LLDPE)	1.1 billion pounds

LLDPE is used to manufacture garbage and lawn-leaf bags; industrial can liners; housewares; lids for coffee cans and margarine tubs, dishpans, home plastic storage containers, kitchen trash containers; large (rotomolded) toys like outdoor gym sets; drip irrigation tubing; protective coating for telephone wires, and film; shrink wrap for multi-packaging canned food, bag-in-box bags, produce bags, and pallet stretch wrap.

POLYPROPYLENE:

Polypropylene	680 million pounds

Polypropylene is used to manufacture fibers for carpets, rugs and upholstery; housewares; automotive battery cases; automotive fascia, running boards and bumpers; grid-type flooring for sports facilities; fishing tackle boxes; and bottle caps and closures.

PERFORMANCE POLYMERS:

Wire and Cable Insulating Resins and Compounds	(a)	Wire and cable insulating resins and compounds are used to insulate copper and fiber optic wiring in power, telecommunication, computer and automobile applications.

Polymeric Powders	(a)	Polymeric powders are component products in structural and bulk molding compounds, parting agents and filters for appliance, automotive and plastics processing industries.

Polymers for Adhesives, Sealants and Coatings	(a)	Polymers are components in hot-melt-adhesive formulations for case, carton and beverage package sealing, glue sticks, automotive sealants, carpet backing and adhesive labels.

Reactive Polyolefins	(a)

Reactive polyolefins are functionalized polymers used to bond non-polar and polar substrates in barrier food packaging, wire and cable insulation and jacketing, automotive gas tanks and metal coating applications.

(a)	These are enhanced grades of polyethylene and are included in the capacity figures for HDPE, LDPE and LLDPE above, as appropriate.

Raw Materials

The primary raw materials for Equistar’s polymers segment are ethylene and propylene. With the exception of the Chocolate Bayou polyethylene plant, Equistar’s polyethylene and polypropylene production facilities can receive their ethylene and propylene directly from Equistar’s petrochemical facilities via Equistar’s olefins pipeline system, by third-party pipelines or from on-site production. Most of the raw materials consumed by Equistar’s polymers segment are produced internally by Equistar’s petrochemicals segment. The polyethylene plants at Chocolate Bayou, LaPorte and Bayport, Texas are connected by pipeline to third parties and can receive ethylene via exchanges or purchases. The polypropylene facility at Morris, Illinois also receives propylene from third parties.

Equistar’s raw materials are, in general, commodity chemicals with numerous bulk suppliers and ready availability at competitive prices. Historically, raw material availability has not been an issue for Equistar’s polymers business segment. For additional discussion regarding the effects of raw material pricing on recent operating results, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Marketing and Sales

Equistar’s polymers products are primarily sold to an extensive base of established customers. Approximately 45% of Equistar’s polymers products volumes are sold to customers under term contracts, typically having a duration of one to three years. The remainder generally is sold without contractual term commitments. In either case, in most of the continuous supply relationships, prices are subject to change upon mutual agreement between Equistar and the customer. No single customer accounted for 10% or more of Equistar’s total revenues in 2002.

Polymers are primarily distributed via railcar. Equistar owns or leases, pursuant to long-term lease arrangements, approximately 7,500 railcars for use in its polymers business. Equistar sells the vast majority of its polymers products in the United States and Canada, and such sales primarily are through its own sales organization. It generally engages sales agents to market its polymers in the rest of the world.

Competition and Industry Conditions

The bases for competition in Equistar’s polymers products are price, product performance, product quality, product deliverability and customer service. Equistar competes with other large producers of polymers, including BP Solvay Polyethylene, Chevron Phillips, Dow, Eastman Chemical Company, ExxonMobil, Formosa Plastics, Huntsman Chemical Company, NOVA Chemicals, TotalFinaElf and Westlake Polymers. Industry consolidation, including the combinations of British Petroleum and Amoco, Exxon and Mobil, and Dow and Union Carbide Corporation, the formation of Chevron Phillips, and the polymers business combinations between BP and Solvay, has brought North American production capacity under control of fewer, although larger and stronger, competitors.

Based on published rated industry capacities, Equistar is the third largest producer of polyethylene in North America. Equistar also believes that it is a leading domestic producer of polyolefins powders, wire and cable insulating resins and compounds, and polymers for adhesives. The combined rated capacity of Equistar’s polyethylene units as of January 1, 2003 was approximately 5.7 billion pounds per year, or approximately 13% of total industry capacity in North America. There are 15 other North American producers of polyethylene, including BP Solvay Polyethylene, Chevron Phillips, Dow, ExxonMobil and NOVA Chemicals. Equistar’s polypropylene capacity, 680 million pounds per year as of January 1, 2003, represents approximately 4% of the total North American polypropylene capacity. There are 12 other North American competitors in the polypropylene business, including ATOFINA, Basell Polyolefins Company N.V., BP, Dow, ExxonMobil and Sunoco, Inc.

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

Properties Owned or Leased by Equistar

Equistar’s principal manufacturing facilities and principal products are set forth below. All of these facilities are wholly owned by Equistar unless otherwise noted.

Location	Principal Products
Beaumont, Texas (a)*	EG
Channelview, Texas (b)*	Ethylene, Propylene, Butadiene, Benzene, Toluene, DCPD, Isoprene, Resin Oil, Piperylenes, Alkylate and MTBE
Corpus Christi, Texas*	Ethylene, Propylene, Butadiene and Benzene
Chocolate Bayou, Texas (c)*	HDPE
Chocolate Bayou, Texas (c)(d)*	Ethylene, Propylene, Butadiene, Benzene, Toluene, DCPD, Isoprene, Resin Oil and MTBE
LaPorte, Texas*	Ethylene, Propylene, LDPE, LLDPE, Wire and Cable Insulating Resins and Polymers for Adhesives, Sealants and Coatings
Matagorda, Texas*	HDPE
Bayport (Pasadena), Texas (e)*	EO, EG and Other EO Derivatives
Bayport (Pasadena), Texas (e)*	Polypropylene and LDPE
Victoria, Texas (d)*	HDPE
Lake Charles, Louisiana (f)*	Ethylene and Propylene
Morris, Illinois*	Ethylene, Propylene, LDPE, LLDPE and Polypropylene
Tuscola, Illinois*	Ethanol, Diethyl Ether, Wire and Cable Insulating Compounds and Polymeric Powders
Clinton, Iowa*	Ethylene, Propylene, LDPE, HDPE and Reactive Polyolefins
Fairport Harbor, Ohio (g)	Wire and Cable Insulating Compounds
Newark, New Jersey	Denatured Alcohol

*	As of January 1, 2003, facilities which received the OSHA Star Certification, which is the highest safety designation issued by the U. S. Department of Labor.
(a)	The Beaumont facility is owned by PD Glycol, a partnership owned 50% by Equistar and 50% by DuPont.
(b)	The Channelview facility has two ethylene processing units. LMC owns a methanol plant located within the Channelview facility on property LMC leases from Equistar. A third party owns and operates a facility on land leased from Equistar that is used to purify hydrogen from LMC’s methanol plant. Equistar also operates a styrene maleic anhydride unit and a polybutadiene unit, which are owned by a third party and are located on property leased from Equistar within the Channelview facility.
(c)	Millennium and Occidental each contributed a facility located in Chocolate Bayou. These facilities are not on contiguous property.
(d)	The land is leased, and the facility is owned.
(e)	Occidental and Lyondell each contributed facilities located in Pasadena. These facilities are nearly contiguous, and Equistar operates them as one site to the extent practicable. These facilities are operated in conjunction with the LaPorte facility.
(f)	The Lake Charles facility has been idled since the first quarter of 2001. The facilities and land are leased from an affiliate of Occidental under a lease that expires in May 2003. See additional discussion below.
(g)	The building and land are leased.

In March 2002, Equistar permanently shut down its Anaheim, California ethanol denaturing facility. In August 2002, Equistar permanently shut down its Peachtree City, Georgia wire and cable insulating compounds facility.

The Lake Charles facility has been idled since the first quarter of 2001. The facility and land are leased from an affiliate of Occidental under a lease that expires in May 2003. The Equistar Partnership Agreement provides that, if the Lake Charles lease terminates, one of the former-Occidental subsidiaries (now owned by Lyondell) that owns a 6.623% interest in Equistar could lose its partnership interest in Equistar and no longer be an owner of Equistar. If that occurs, the agreements entered into in August 2002 between Lyondell and Occidental in connection with Lyondell’s purchase of Occidental’s interest in Equistar provide that Occidental will either (1) allow Lyondell or, at Lyondell’s election, Equistar to acquire, operate or receive the benefit of operating the previously-leased Lake Charles facility, (2) pay Lyondell $75 million in cash or (3) if the value is greater than $75 million, transfer or pay to Lyondell 5.4 million shares of Lyondell common stock or the sale proceeds from 5.4 million shares of Lyondell common stock or a combination of both. The parties are investigating alternatives related to the facility and land, which may include contributing the Lake Charles facility to a partnership owned jointly by Occidental and Equistar.

Equistar owns a storage facility, a tract of land with four brine ponds and a tract of vacant land in Mont Belvieu, Texas, located approximately 15 miles east of the Channelview facility. Storage capacity for up to approximately 13 million barrels of NGLs, ethylene, propylene and other hydrocarbons is provided in caverns within the salt dome at the Mont Belvieu facility. There are an additional 3 million barrels of ethylene and propylene storage and four brine ponds operated by Equistar on leased property in Markham, Texas.

Equistar uses an extensive olefins pipeline system, some of which it owns and some of which it leases, extending from Corpus Christi to Mont Belvieu to Port Arthur and around the Lake Charles area. Equistar owns other pipelines in connection with its Chocolate Bayou, Matagorda, Victoria, Corpus Christi and LaPorte facilities. Equistar uses a pipeline owned and operated by an unaffiliated party to transport ethylene from its Morris facility to its Tuscola facility.

Equistar owns and leases several pipelines connecting the Channelview facility, the LCR refinery and the Mont Belvieu storage facility. These pipelines are used to transport feedstocks, butylenes, hydrogen, butane, MTBE and unfinished gasolines. Equistar also owns a barge docking facility near the Channelview facility capable of berthing eight barges and related terminal equipment for loading and unloading raw materials and products. Equistar owns or leases pursuant to long-term lease arrangements approximately 8,900 railcars for use in its petrochemicals and polymers businesses.

Lyondell provides office space to Equistar for its executive offices and headquarters in downtown Houston, Texas as part of a shared services arrangement. See “Item 13. Certain Relationships and Related Transactions—Services and Shared-Site Agreements with Lyondell and Affiliates of Millennium and Occidental.” In addition, Equistar owns facilities which house the Morris, Cincinnati and Chocolate Bayou research operations. Equistar also leases sales facilities and leases storage facilities, primarily in the Gulf Coast area, from various parties for the handling of products.

Employee Relations

As of December 31, 2002, Equistar employed approximately 3,400 full-time employees. In addition to its own employees, Equistar uses the services of Lyondell employees pursuant to a Shared Services Agreement and also uses the services of independent contractors in the routine conduct of its business. Approximately 5% of Equistar’s employees are covered by collective bargaining agreements. Equistar believes that its relations with its employees are good. See “Item 13. Certain Relationships and Related Transactions—Services and Shared-Site Agreements with Lyondell and Affiliates of Millennium and Occidental.”

Research and Technology; Patents and Trademarks

Equistar conducts research and development principally at its Cincinnati, Ohio technical center, with additional facilities located in Morris, Illinois and Chocolate Bayou, Texas. Equistar’s research and development expenditures were $38 million for 2002, $39 million for 2001 and $38 million for 2000, all of which were expensed as incurred.

Equistar maintains a growing patent portfolio that is continuously supplemented by new patent applications related to its petrochemicals and polymers businesses. As of December 31, 2002, Equistar owned 229 United States patents and 394 worldwide patents. Equistar has numerous trademarks and trademark registrations in the United States and other countries, including the Equistar logo. Equistar does not regard its business as being materially dependent upon any single patent or trademark.

CERTAIN FACTORS THAT MAY AFFECT EQUISTAR

There are many factors that may affect the businesses and results of operations of Equistar. Some of these factors are discussed below. For additional discussion regarding factors that may affect the businesses and operating results of Equistar, see “Items 1 and 2. Business and Properties,” “Forward-Looking Statements,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7a. Disclosure of Market and Regulatory Risk.”

Cyclicality and Overcapacity in the Petrochemical and Polymer Industries

Equistar’s historical operating results reflect the cyclical and volatile nature of the supply-demand balance in the petrochemical and polymer industries. These industries historically have experienced alternating periods of inadequate capacity and tight supply, causing prices and profit margins to increase, followed by periods when substantial capacity is added, resulting in oversupply, declining capacity utilization rates and declining prices and profit margins. This cyclical pattern is most visible in the markets for ethylene and polyethylene, resulting in volatile profits and cash flow over the business cycle.

Currently, there is overcapacity in the petrochemical and polymer industries, as a number of Equistar’s competitors in various segments of the petrochemical and polymer industries have added capacity. There can be no assurance that future growth in product demand will be sufficient to utilize current or any additional capacity. Excess industry capacity has depressed and may continue to depress Equistar’s volumes and margins. The global economic and political environment continues to be uncertain, contributing to low industry operating rates, adding to the volatility of raw material and energy costs, and forestalling the industry’s recovery from trough conditions, all of which is placing, and may continue to place, pressure on Equistar’s results of operations.

Raw Materials and Energy Costs

Equistar purchases large amounts of raw materials and energy for its businesses. The cost of these raw materials and energy, in the aggregate, represent a substantial portion of Equistar’s operating expenses. The prices of raw materials and energy generally follow price trends of, and vary with the market conditions for, crude oil and natural gas, which may be highly volatile and cyclical. Results of operations for Equistar have been and could be in the future significantly affected by increases in these costs.

In addition, higher natural gas prices adversely affect the ability of many domestic chemicals producers to compete internationally since U.S. producers are disproportionately reliant on natural gas and natural gas liquids as an energy source and as a raw material. In addition to the impact that this has had on Equistar’s exports, reduced competitiveness of U.S. producers also has in the past increased the availability of chemicals in North America, as U.S. production that would otherwise have been sold overseas was instead offered for sale domestically, resulting in excess supply and lower prices in North America.

General Economic Conditions and Other External Factors

External factors beyond Equistar’s control, such as general economic conditions, international events and circumstances, competitor actions, and governmental regulation in the United States and abroad, can cause volatility in the price of raw materials and other operating costs, as well as significant fluctuations in demand for Equistar’s products, and can magnify the impact of economic cycles on Equistar’s businesses. Equistar believes that the events in the Middle East and Venezuela have had a particular influence in recent months and may continue to do so until tensions subside. Furthermore, a number of Equistar’s products are highly dependent on durable goods markets, such as the housing and automotive markets, that are themselves particularly cyclical. If the global economy does not improve, demand for Equistar’s products and its income and cash flow would continue to be adversely affected.

Equistar may reduce production at or idle a facility for an extended period of time or exit a business because of high raw material prices, an oversupply of a particular product and/or a lack of demand for that particular product, which makes production uneconomical. These temporary outages sometimes last for several quarters or, in certain cases, longer and cause Equistar to incur costs, including the expenses of maintaining and restarting these facilities.

It is possible that factors like increases in raw material costs or lower demand in the future will cause Equistar to further reduce operating rates, or idle facilities or exit uncompetitive businesses.

Environmental Matters

Equistar cannot predict with certainty the extent of its future liabilities and costs under environmental, health and safety laws and regulations and Equistar cannot guarantee that they will not be material. In addition, Equistar may face liability for alleged personal injury or property damage due to exposure to chemicals and other hazardous substances at its facilities or chemicals that it otherwise manufactures, handles or owns. Although these types of claims have not historically had a material impact on Equistar’s operations, a significant increase in the success of these types of claims could materially adversely affect Equistar’s business, financial condition, operating results or cash flow.

The production facilities of Equistar are generally required to have permits and licenses regulating air emissions, discharges to land or water and storage, treatment and disposal of hazardous wastes. Companies such as Equistar that are permitted to treat, store or dispose of hazardous waste and maintain underground storage tanks pursuant to the Resource Conservation and Recovery Act (“RCRA”) also are required to meet certain financial responsibility requirements. Equistar believes that it has all permits and licenses generally necessary to conduct its business or, where necessary, is applying for additional, amended or modified permits and that it meets applicable financial responsibility requirements.

Equistar’s policy is to be in compliance with all applicable environmental laws. Equistar also is committed to Responsible Care®, an international chemical industry initiative to enhance the industry’s responsible management of chemicals. Equistar (together with the industries in which it operates) is subject to extensive national, state and local environmental laws and regulations concerning emissions to the air, discharges onto land or waters and the generation, handling, storage, transportation, treatment and disposal of waste materials. Many of these laws and regulations provide for substantial fines and potential criminal sanctions for violations. Some of these laws and regulations are subject to varying and conflicting interpretations. In addition, Equistar cannot accurately predict future developments, such as increasingly strict environmental laws, and inspection and enforcement policies, as well as higher compliance costs therefrom, which might affect the handling, manufacture, use, emission or disposal of products, other materials or hazardous and non-hazardous waste. Some risk of environmental costs and liabilities is inherent in particular operations and products of Equistar, as it is with other companies engaged in similar businesses, and there is no assurance that material costs and liabilities will not be incurred. In general, however, with respect to the capital expenditures and risks described above, Equistar does not expect that it will be affected differently than the rest of the chemicals industry where its facilities are located.

Environmental laws may have a significant effect on the nature and scope of cleanup of contamination at current and former operating facilities, the costs of transportation and storage of raw materials and finished products and the costs of the storage and disposal of wastewater. Also, U.S. “Superfund” statutes may impose joint and several liability for the costs of remedial investigations and actions on the entities that generated waste, arranged for disposal of the wastes, transported to or selected the disposal sites and the past and present owners and operators of such sites. All such responsible parties (or any one of them, including Equistar) may be required to bear all of such costs regardless of fault, legality of the original disposal or ownership of the disposed site.

Equistar has on-site solid waste management units at several of its facilities, which were used in the past to dispose of waste generated at the facilities. It is anticipated that corrective measures will be necessary to comply with federal and state requirements with respect to these facilities. Equistar’s policy is to accrue remediation expenses when it is probable that such efforts will be required and the related expenses can be reasonably estimated. Estimated costs for future environmental compliance and remediation are necessarily imprecise due to such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of presently unknown remediation sites and the allocation of costs among the responsible parties under applicable statutes. Equistar has accrued amounts (without regard to potential insurance recoveries or third party reimbursements) believed to be sufficient to cover current estimates of the cost for remedial measures based upon its interpretation of current environmental standards. In the opinion of management, there is currently no material range of loss in excess of the amount recorded. Based on the establishment of such accruals, Equistar does not anticipate any material adverse effect upon its financial statements or competitive position as a result of compliance with the laws and regulations described in this or the preceding paragraphs. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters.” Lyondell, Millennium Petrochemicals and Occidental and certain of its subsidiaries have each agreed to provide certain indemnifications to Equistar with respect to the petrochemicals and polymers businesses they each contributed. In addition, Equistar agreed to assume third party claims that are related to certain contingent liabilities arising prior to the contribution transactions. Lyondell, Millennium and Occidental each remain liable under these indemnification arrangements to the same extent following Lyondell’s acquisition of Occidental’s interest in Equistar as they were before. See “Item 13. Certain Relationships and Related Transactions—Asset Contributions by Lyondell and Affiliates of Millennium and Occidental” for more information regarding these indemnification obligations.

In some cases, compliance with environmental, health and safety laws and regulations can only be achieved by capital expenditures. In the years ended December 31, 2002, 2001 and 2000, Equistar spent approximately $14 million, $16 million and $6 million, respectively, for environmentally related capital expenditures at existing facilities. The increase for 2002 and 2001 capital expenditures resulted from new emission reduction rules, as discussed below. Equistar currently estimates that environmentally related capital expenditures at its existing facilities will be approximately $30 million for 2003, prior to including any expenditures for proposed revisions to emission control standards for highly reactive volatile organic compounds (“HRVOCs”). Equistar is still completing its assessment of the impact of the proposed HRVOC emission standards.

The eight-county Houston/Galveston region has been designated a severe non-attainment area for ozone by the U.S. Environmental Protection Agency (“EPA”). As a result, in December 2000, the Texas Natural Resource Conservation Commission, now known as the Texas Commission on Environmental Quality (“TCEQ”), submitted a plan to the EPA to reach and demonstrate compliance with the ozone standard by November 2007. Ozone is a product of the reaction between volatile organic compounds and nitrogen oxides (“NOx”) in the presence of sunlight, and is a principal component of smog. Emission reduction controls for NOx must be installed at each of Equistar’s six plants located in the Houston/Galveston region during the next several years. The rules adopted as part of the TCEQ plan in December 2000 required a 90% NOx emission reduction in aggregate from the industry. Based on this requirement, Equistar estimated that its aggregate related capital expenditures could total between $200 million and $260 million, before the 2007 deadline, and could result in higher annual operating costs. In January 2001, Equistar and an organization composed of industry participants filed a lawsuit to encourage adoption of an alternative plan to achieve the same air quality improvement with less negative economic impact on the region. In response to the lawsuit, the TCEQ conducted an accelerated scientific review during 2001 and 2002. In December 2002, the TCEQ adopted revised rules, which changed the required NOx emission reduction levels from 90% to 80% while requiring new controls on emissions of HRVOCs, such as ethylene, propylene, butadiene and butanes. These new rules still require approval by the EPA. Based on the 80% NOx reduction requirement, Equistar estimates that its aggregate related capital expenditures could total between $165 million and $200 million before the 2007 deadline, and could result in higher annual operating costs. Equistar is still assessing the impact of the new HRVOC control requirements. Additionally, the TCEQ plans to make a final review of these rules, with final rule revisions to be adopted by May 2004. The timing and amount of these expenditures are subject to regulatory and other uncertainties, as well as obtaining the necessary permits and approvals. At this time, there can be no guarantee as to the ultimate capital cost of implementing any final plan developed to ensure ozone attainment by the 2007 deadline. See “Item 3. Legal Proceedings” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters.”

In the United States, the Clean Air Act Amendments of 1990 set minimum levels for oxygenates, such as MTBE, in gasoline sold in areas not meeting specified air quality standards. However, the presence of MTBE in some water supplies in California and other states due to gasoline leaking from underground storage tanks and in surface water from recreational water craft has led to public concern about the use of MTBE. Certain federal and state governmental initiatives in the U.S. have sought either to rescind the oxygen requirement for reformulated gasoline or to restrict or ban the use of MTBE. Equistar’s MTBE sales represented approximately 3% of its total 2002 revenues.

At this time, Equistar cannot predict the impact that these initiatives will have on MTBE margins or volumes during 2003. Should it become necessary or desirable to reduce MTBE production, Equistar would need to convert raw materials used in MTBE to production of other products. It may be desirable to make capital expenditures to add the flexibility to produce alternative gasoline blending components. The profit margins on these alternatives are likely to be lower than those historically realized on MTBE. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters” for additional discussion regarding federal and state governmental initiatives.

Commodity Products

Equistar sells its products in highly competitive markets. Due to the commodity nature of most of Equistar’s products, competition in the markets is based primarily on price and to a lesser extent on performance, product quality, product deliverability and customer service. As a result, Equistar generally is not able to protect its market position for these products by product differentiation and may not be able to pass on cost increases to customers. Accordingly, increases in raw material and other costs may not necessarily correlate with changes in prices for these products, either in the direction of the price change or in magnitude. Specifically, timing differences in pricing between raw material prices, which may change daily, and contract product prices, which in many cases are negotiated only monthly or less often, sometimes with an additional lag in effective dates for increases, can have a negative effect on profitability.

Operating Hazards

The occurrence of material operating problems at Equistar’s facilities, including, but not limited to, the events described below, may have a material adverse effect on the productivity and profitability of a particular manufacturing facility, or on Equistar as a whole, during and after the period of such operational difficulties. Equistar’s income and cash flow are dependent on the continued operation of its various production facilities and the ability to complete construction projects on schedule.

Although Equistar takes precautions to enhance the safety of its operations and minimize the risk of disruptions, Equistar’s operations, along with those of other members of the chemical industry, are subject to hazards inherent in chemical manufacturing and the related storage and transportation of raw materials, products and wastes. These hazards include: pipeline leaks and ruptures; explosions; fires; severe weather and natural disasters; mechanical failure; unscheduled downtime; labor difficulties; transportation interruptions; remediation complications; chemical spills; discharges or releases of toxic or hazardous substances or gases; storage tank leaks; other environmental risks; and potential terrorist acts. Some of these hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment and environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties.

Furthermore, Equistar is also subject to present and future claims with respect to workplace exposure, workers’ compensation and other matters. Equistar maintains property, business interruption and casualty insurance which it believes is in accordance with customary industry practices, but it is not fully insured against all potential hazards incident to its business, including losses resulting from war risks or terrorist acts. As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially and, in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage.

Potential Acquisitions, Divestitures and Joint Ventures

Equistar seeks opportunities to maximize efficiency or value through various transactions. These transactions may include various business combinations, purchases or sales of assets or contractual arrangements or joint ventures that are intended to result in the realization of synergies, the creation of efficiencies or the generation of cash to reduce debt. To the extent permitted under Equistar’s credit facilities and other debt agreements, some of these transactions may be financed with additional borrowings. Although these transactions are expected to yield longer-term benefits if the expected efficiencies and synergies of the transactions are realized, they could adversely affect the results of operations of Equistar in the short term because of the costs associated with such transactions.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this report are “forward-looking statements” within the meaning of the federal securities laws. Although Equistar believes the current expectations reflected in such forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties, and Equistar can give no assurance that such expectations will prove to have been correct. Equistar’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including:

•	the cyclical nature of the chemical industry,
•	the availability, cost and volatility of raw materials and utilities,
•	uncertainties associated with the United States and worldwide economies, including those due to political tensions in the Middle East and elsewhere and the potential for war,
•	current and potential governmental regulatory actions in the United States and regulatory actions and political unrest in other countries,
•	industry production capacity and operating rates,
•	the supply/demand balance for Equistar’s products,
•	competitive products and pricing pressures,
•	access to capital markets,
•	potential terrorist acts,
•	operating interruptions (including leaks, explosions, fires, weather-related incidents, mechanical failure, unscheduled downtime, labor difficulties, transportation interruptions, spills and releases and other environmental risks),
•	technological developments, and
•	Equistar’s ability to implement its business strategies, including cost reductions.

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

All forward-looking statements in this Form 10-K are qualified in their entirety by the cautionary statements contained in this section and in this report. See “Items 1 and 2. Business and Properties,” “Certain Factors That May Affect Equistar,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7a. Disclosure of Market and Regulatory Risk” for additional information about factors that may affect the businesses and operating results of Equistar. In addition, this report contains summaries of contracts and other documents. These summaries may not contain all of the information that is important to an investor, and reference is made to the actual contract or document for a more complete understanding of the contract or document involved.

NON-GAAP FINANCIAL MEASURES

The body of generally accepted accounting principles is commonly referred to as “GAAP.” For this purpose, a non-GAAP financial measure is generally defined by the Securities and Exchange Commission as one that purports to measure historical or future financial performance, financial position, or cash flows, but excludes or includes amounts that would not be so adjusted in the most comparable U.S. GAAP measure. From time to time Equistar discloses so-called non-GAAP financial measures, primarily EBITDA, or earnings before interest, taxes and depreciation and amortization of long-lived assets. The non-GAAP financial measures described herein are not a substitute for the GAAP measures of earnings, for which management has responsibility.

EBITDA is a key measure used by the banking and high-yield investing communities in their evaluation of economic performance. Accordingly, management believes that disclosure of EBITDA provides useful information to investors because it is frequently cited by financial analysts in evaluating companies’ performance and it is a key measure in the calculation of financial covenants contained in Equistar’s credit facility and the indentures governing its senior debt. See

“Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Liquidity and Capital Resources” and Note 10 to the Consolidated Financial Statements. Management believes that inclusion of EBITDA in certain disclosures is useful because it increases the visibility of this component of the covenant analysis to an investor. Additionally, multiples of EBITDA are one measure of the indicated fair value of certain long-lived assets. For example, Equistar used the multiples-of-EBITDA approach in evaluating its goodwill for impairment. See Note 2 to the Consolidated Financial Statements.

Equistar also periodically reports adjusted net income (loss) or adjusted EBITDA, excluding certain items that are unusual in nature or not comparable from period to period and that are included in GAAP measures of earnings. Management believes that excluding these items generally helps investors to compare operating performance between two periods. Such adjusted data is not reported without an explanation of the items that are excluded.

Item 3.    Legal Proceedings

On January 19, 2001, Equistar and LCR, individually, and Lyondell, individually and as part of the BCCA Appeal Group (a group of industry participants), filed a lawsuit against the TCEQ in State District Court in Travis County, Texas to encourage the adoption of the plaintiffs’ alternative plan to achieve the same air quality improvement as the TCEQ plan, with less negative economic impact on the region. In June 2001, the parties entered into a consent order with respect to the lawsuit. Pursuant to the consent order, the TCEQ agreed to review, by June 2002, the scientific data for ozone formation in the Houston/Galveston region. In October 2001, the EPA approved the original TCEQ plan, and the BCCA Appeal Group filed a timely petition for judicial review of that action in the United States Fifth Circuit Court of Appeals in January 2002. In December 2002, the TCEQ adopted revised NOx and HRVOC rules in response to this litigation. For a discussion of the impact of these rules, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters.” On March 5, 2003, the plaintiffs’ filed a voluntary dismissal of the case brought in State District Court in Travis County, Texas. The petition for judicial review filed in January 2002 regarding the EPA approval of the original December 2000 TCEQ plan (the 90% reduction requirement) remains active before the United States Fifth Circuit Court of Appeals.

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

In April 1997, the Illinois Attorney General’s Office filed a complaint in Grundy County, Illinois Circuit Court seeking monetary sanctions for releases into the environment at Millennium’s Morris, Illinois plant in alleged violation of state regulations. The Morris, Illinois plant was contributed to Equistar on December 1, 1997 in connection with the formation of Equistar. Equistar now believes that a civil penalty in excess of $100,000 could result, without giving effect to contribution or indemnification obligations of others. Equistar does not believe that the ultimate resolution of this complaint will have a material adverse effect on the business or financial condition of Equistar.

Lyondell, Millennium Petrochemicals and Occidental and certain of its subsidiaries have each agreed to provide certain indemnifications to Equistar with respect to the petrochemicals and polymers businesses they each contributed. In addition, Equistar has agreed to assume third party claims that are related to certain contingent liabilities arising prior to the contribution transactions. Lyondell, Millennium and Occidental each remain liable under these indemnification arrangements to the same extent following Lyondell’s acquisition of Occidental’s interest in Equistar as they were before. See “Item 13. Certain Relationships and Related Transactions—Asset Contributions by Lyondell and Affiliates of Millennium and Occidental” for more information regarding these indemnification obligations.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

There is no established public trading market for the partnership interests of Equistar. See “Item 12. Security Ownership of Certain Beneficial Owners and Management” for a listing of the holders of Equistar’s partnership interests.

Item 6.    Selected Financial Data

The following selected financial data should be read in conjunction with the Consolidated Financial Statements, including the related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	For the year ended December 31,
Millions of dollars	2002	2001	2000	1999	1998(a)
Results of Operations Data:
Sales and other operating revenues	$5,537	$5,909	$7,495	$5,594	$4,524
Net income (loss) (b)	(1,299)	(283)	153	32	143
Balance Sheet Data:
Total assets	5,052	6,338	6,614	6,776	6,700
Obligations under capital leases	—	—	—	—	205
Long-term debt	2,196	2,233	2,158	2,169	1,865

(a)	The financial information for 1998 includes the operating results of the businesses contributed by Occidental Petroleum Corporation (“Occidental”) prospectively from May 15, 1998, the date of contribution. The business contributed by Occidental was accounted for using the purchase method of accounting.
(b)	The 2002 net loss includes a $1,053 million charge related to goodwill impairment.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with information contained in the Consolidated Financial Statements and the notes thereto.

In addition to comparisons of 2002 annual operating results with the prior year, Equistar has included, as additional disclosure, certain “trailing quarter” comparisons of fourth quarter 2002 operating results to third quarter 2002 operating results. Equistar’s businesses are highly cyclical, in addition to experiencing some less significant seasonal effects. Trailing quarter comparisons may offer important insight into the current business direction of Equistar.

References to industry benchmark prices or costs, including the weighted average cost of ethylene, are generally to industry prices and costs reported by Chemical Marketing Associates, Incorporated (“CMAI”), except that crude oil and natural gas benchmark price references are to industry prices reported by Platts, a reporting service of The McGraw-Hill Companies.

Overview

For the year 2002, U.S. ethylene demand was estimated to be 2.8% higher than for 2001. Nonetheless, the 2002 demand growth was insufficient to absorb excess worldwide ethylene industry capacity and to fully offset the effects of a 9.9% contraction in U.S. ethylene demand in 2001 compared to 2000.

Crude oil and natural gas prices generally have been indicators of the level and direction of movement of raw material and energy costs for Equistar. The following table shows the average benchmark prices for crude oil and natural gas for the three-year comparison period as well as benchmark sales prices for ethylene and co-product propylene, which Equistar produces and sells. The benchmark weighted average cost of ethylene is based on the estimated ratio of petroleum liquids, or heavy liquids, and natural gas liquids (“NGLs”), or light raw materials, used in U.S. ethylene production and is subject to revision.

	Average Benchmark Price for the Year and Percent Change Versus Prior Year Average
	2002	Percent Change	2001	Percent Change	2000
Crude oil—dollars per barrel	26.12	2%	25.73	(14)%	30.06
Natural gas—dollars per million BTUs	3.22	(25)%	4.28	10%	3.88
Weighted average cost of ethylene—cents per pound	15.10	(13)%	17.41	(11)%	19.62
Ethylene—cents per pound	22.23	(16)%	26.33	(13)%	30.19
Propylene—cents per pound	18.00	3%	17.42	(23)%	22.63

The considerable volatility in raw material prices during the three-year period is not apparent in the annual average raw material prices shown in the table above. For example, the benchmark price of crude oil trended upward from a low of $27.10 per barrel in January 2000 to a high of $34.30 per barrel in November 2000, a 27% increase. Benchmark crude oil prices then trended downward to a low of $19.30 per barrel in December 2001, a 44% decrease from the November 2000 high. During 2002, benchmark crude oil prices trended upward to $29.50 per barrel in December 2002, a 53% increase from the December 2001 low. Benchmark natural gas prices rose from $2.34 per million BTUs in January 2000 to a historical high of $9.84 per million BTUs in January 2001, a 320% increase. Benchmark natural gas prices then trended downward to a low of $1.82 per million BTUs in October 2001, an 81% decrease from the January 2001 spike. During 2002, benchmark natural gas prices resumed an upward trend, increasing to $4.05 per million BTUs in December 2002, a 123% increase from the October 2001 low.

Significant volatility in raw material costs tends to put pressure on product margins, as sales price increases generally tend to lag behind raw material cost increases. Conversely, when raw material costs decrease, customers tend to demand immediate relief in the form of lower sales prices. These dynamics are particularly pronounced during periods of excess industry capacity and contributed to the trough conditions experienced by the chemical industry in 2001 and 2002.

RESULTS OF OPERATIONS

Net Income (Loss)—Equistar had a 2002 net loss of $246 million, before the cumulative effect of an accounting change, compared to a 2001 net loss of $283 million. The 2001 period included $33 million of goodwill amortization, $22 million of shutdown costs for Equistar’s Port Arthur, Texas polyethylene facility and a $3 million extraordinary loss due to debt retirement. Apart from these items, the $21 million increase in the net loss primarily reflected a $129 million decrease in petrochemicals segment operating income and $13 million of higher interest expense, partly offset by a $112 million improvement in the polymers segment operating loss. Petrochemicals segment operating income decreased as sales prices decreased more than raw material costs, resulting in lower petrochemicals product margins in 2002 compared to 2001. The polymers segment operating loss was reduced as raw material costs, primarily ethylene and propylene, decreased more than the decreases in average polymers product sales prices, resulting in higher polymers product margins in 2002 compared to 2001.

Equistar had a net loss in 2001 of $283 million compared to net income of $153 million for 2000. The significant decrease of $436 million primarily reflected lower petrochemicals segment margins as well as lower volumes for both the petrochemicals and polymers segments. The lower petrochemicals margins were due to lower sales prices, which decreased more than raw material costs, in 2001 compared to 2000. The lower sales prices and volumes reflected weaker industry demand in 2001. The polymers segment 2001 operating loss was comparable to 2000. Results for 2001 also included the $22 million of costs associated with the shutdown of the Port Arthur, Texas polyethylene facility in the first quarter 2001. Both periods included goodwill amortization.

Fourth Quarter 2002 versus Third Quarter 2002

Equistar had a net loss of $114 million in the fourth quarter 2002 compared to net income of $22 million in the third quarter 2002. Fourth quarter 2002 performance was primarily impacted by higher raw material costs. The benchmark cost of ethylene production increased by approximately 3 cents per pound, or 22%, in the fourth quarter 2002 compared to the third quarter 2002. During the fourth quarter 2002 these cost increases were only partly offset by a 1 cent per pound reported increase in benchmark ethylene sales prices. Equistar also was affected by a scheduled maintenance turnaround of the Chocolate Bayou, Texas olefins plant in the fourth quarter 2002. This heavy liquid cracking plant has significant co-product production capabilities and normally further processes olefins by-product volumes from other Equistar plants. Equistar was not able to utilize this capability during the turnaround.

Segment Data

The following tables reflect selected sales volume data, including intersegment sales volumes, and summarized financial information for Equistar’s business segments.

	For the year ended December 31,
In millions	2002	2001	2000
Selected petrochemicals products:
Olefins (pounds)	16,851	16,236	18,490
Aromatics (gallons)	369	366	397
Polymers products (pounds)	6,098	5,862	6,281

Millions of dollars
Sales and other operating revenues:
Petrochemicals segment	$4,957	$5,384	$7,031
Polymers segment	1,868	1,980	2,351
Intersegment eliminations	(1,288)	(1,455)	(1,887)

Total	$5,537	$5,909	$7,495

Cost of sales:
Petrochemicals segment	$4,801	$5,100	$6,330
Polymers segment	1,875	2,088	2,465
Unallocated—facility closing costs	—	22	—
Intersegment eliminations	(1,288)	(1,455)	(1,887)

Total	$5,388	$5,755	$6,908

Other operating expenses:
Petrochemicals segment	$10	$9	$7
Polymers segment	67	78	71
Unallocated	116	166	175

Total	$193	$253	$253

Operating income (loss):
Petrochemicals segment	$146	$275	$694
Polymers segment	(74)	(186)	(185)
Unallocated	(116)	(188)	(175)

Total	$(44)	$(99)	$334

Petrochemicals Segment

Revenues—Revenues of $5.0 billion in 2002 decreased 8% compared to revenues of $5.4 billion in 2001 as lower 2002 average sales prices were only partly offset by a 4% increase in sales volumes. Equistar’s sales prices in 2002 averaged 11% lower than in 2001, reflecting lower raw material costs and low demand growth coupled with excess industry capacity. Benchmark ethylene sales prices averaged 22.2 cents per pound in 2002, a 16% decrease compared to 2001. These lower ethylene sales prices were slightly offset by higher 2002 propylene sales prices. Benchmark propylene sales prices averaged 3% higher in 2002 than in 2001.

Revenues of $5.4 billion in 2001 decreased 23% compared to revenues of $7.0 billion for 2000 as a result of lower average sales prices and lower sales volumes in 2001. Benchmark ethylene sales prices averaged 13% lower in 2001 compared to 2000, while benchmark propylene sales prices averaged 23% lower. Equistar’s sales volumes decreased 12% compared to 2000 due to weaker business conditions in 2001.

Cost of Sales—Cost of sales of $4.8 billion in 2002 decreased 6% compared to $5.1 billion in 2001, or 2% less than the percent decrease in revenues. While the costs of natural gas and NGL raw materials decreased from historically high levels experienced in 2001, other raw material costs, such as heavy liquids, did not decrease similarly.

Cost of sales of $5.1 billion in 2001 decreased 19% compared to $6.3 billion in 2000 due to the effect of the 12% decrease in sales volumes and lower average raw material costs. Benchmark crude oil prices, which affect the cost of raw materials, averaged 14% lower in 2001 compared to 2000.

Operating Income—Operating income of $146 million in 2002 decreased $129 million from $275 million in 2001 as sales prices decreased more than raw material costs, resulting in lower product margins. The effect of the lower 2002 product margins was only partly offset by the benefit of a 4% increase in sales volumes, which was in line with industry demand growth.

Operating income of $275 million in 2001 decreased $419 million from $694 million in 2000. The decrease was primarily due to lower product margins and, to a lesser extent, lower sales volumes. The lower margins primarily reflected lower sales prices for ethylene and for co-products, such as propylene and benzene, in 2001 compared to 2000. The lower prices and volumes were due to weaker market demand in 2001 compared to 2000.

Polymers Segment

Revenues—Revenues of $1.9 billion in 2002 decreased 6% compared to revenues of $2.0 billion in 2001 due to a 9% decrease in average sales prices offset by a 4% increase in sales volumes. Lower sales prices in 2002 reflected generally lower raw material costs compared to 2001. Sales volumes increased due to stronger demand in 2002 compared to 2001.

Revenues of $2.0 billion in 2001 decreased 16% compared to revenues of $2.4 billion in 2000 due to a decrease in average sales prices and a 7% decrease in sales volumes. The decreases in sales prices and volumes were both due to weaker demand in 2001.

Cost of Sales—Cost of sales of $1.9 billion in 2002 decreased 10% compared to $2.1 billion in 2001, or 4% more than the percent decrease in revenues noted above. The decrease during 2002 reflected lower raw material costs, primarily ethylene, and lower energy costs, partly offset by the 4% increase in sales volumes. Benchmark ethylene prices were 16% lower and were only partly offset by a 3% increase in benchmark propylene prices in 2002 compared to 2001.

Cost of sales of $2.1 billion in 2001 decreased 15% compared to $2.5 billion in 2000 due to lower raw material costs in 2001 and the 7% decrease in sales volumes. Benchmark prices of ethylene and propylene, the principal raw materials for polymers, averaged 13% and 23% lower, respectively, in 2001 than in 2000.

Operating Loss—The operating loss of $74 million in 2002 decreased $112 million compared to the operating loss of $186 million in 2001. The $112 million improvement was due to higher polymers product margins and, to a lesser extent, higher sales volumes. Margins improved in 2002 compared to 2001, as decreases in sales prices were less than the decreases in polymers raw material costs.

The 2001 operating loss of $186 million was comparable to the operating loss of $185 million in 2000 as the effect of lower polymers sales prices was offset by lower raw material costs.

Unallocated Items

The following discusses costs and expenses that were not allocated to the petrochemicals or polymers segments.

Cost of Sales—Equistar discontinued production at its higher-cost Port Arthur, Texas polyethylene facility in February 2001 and shut down the facility. During 2001, Equistar recorded a $22 million charge, which included environmental remediation liabilities of $7 million, other exit costs of $3 million and severance and pension benefits of $7 million for approximately 125 people employed at the Port Arthur facility. The remaining $5 million balance primarily related to the write down of certain assets. See Note 3 to the Consolidated Financial Statements.

Other Operating Expenses—These include unallocated general and administrative expenses and, in 2001 and 2000, goodwill amortization. Unallocated expenses were $116 million in 2002, $166 million in 2001 and $175 million in 2000. The decrease from 2001 to 2002 was primarily due to goodwill amortization of $33 million that ceased in 2002. See Note 2 to the Consolidated Financial Statements.

The following discusses items that are not included in operating income, but that affected Equistar’s net income. See Note 16 to the Consolidated Financial Statements.

Extraordinary Loss—As part of a 2001 refinancing, Equistar wrote off unamortized debt issuance costs and amendment fees of $3 million related to the early repayment of a $1.25 billion bank credit facility and reported the charge as an extraordinary loss on early extinguishment of debt.

Cumulative Effect of Accounting Change—Upon implementation of Statement of Financial Accounting Standards (“SFAS”) No. 142, Equistar reviewed goodwill for impairment and concluded that the entire balance of goodwill was impaired, resulting in a $1.1 billion charge that was reported as the cumulative effect of an accounting change as of January 1, 2002. See Note 2 to the Consolidated Financial Statements.

FINANCIAL CONDITION

Operating Activities—Operating activities provided cash of $55 million in 2002, $230 million in 2001 and $339 million in 2000. The $175 million decrease in operating cash flow in 2002 compared to 2001 was due to higher cash expenditures in 2002 for maintenance, interest, employee benefits and railcar leases. These were partly offset by the decreases in working capital levels described below and a $37 million lower net loss, after adjusting for the $1.1 billion non-cash charge related to the cumulative effect of an accounting change in the 2002 period.

During 2002, changes in other assets and liabilities, net in the Consolidated Statements of Cash Flows indicated a use of cash of $66 million, while in 2001 such changes indicated cash provided of $40 million. The $106 million difference between 2002 and 2001 was primarily due to higher cash expenditures for maintenance turnarounds, interest, employee benefits and railcar leases in 2002 than in 2001. Spending for maintenance turnarounds was $34 million higher in 2002, primarily due to a scheduled turnaround at the Chocolate Bayou, Texas plant. Equistar’s interest payments were $30 million higher in 2002 compared to 2001, as a result of Equistar refinancing its debt during August 2001. As a result of the refinancing, monthly interest payments on variable-rate debt were converted to semi-annual interest payments on fixed rate debt, with the first payment occurring in 2002. Additionally, interest rates on the fixed rate debt were higher than interest rates on the previous variable-rate debt. Cash expenditures related to employee benefits and compensation, including contributions to Equistar’s pension plans, were $22 million higher in 2002 than in 2001. In addition, Equistar made payments totaling $34 million, discussed below under “Liquidity and Capital Resources—Operating Leases,” related to its railcar leases. These higher 2002 cash outlays were partially offset by receipt of a $25 million customer advance related to a new, long-term processing agreement. The above items total to a net $95 million and explain a substantial portion of the $106 million year-to-year variance in the effect of changes in other assets and liabilities, net.

The major controllable components of Equistar’s working capital—receivables, inventory and payables—decreased $69 million during 2002 compared to a $154 million decrease during 2001. The $69 million decrease during 2002 was primarily due to the sale of $81 million of receivables under an agreement Equistar entered into in October 2002. See “Liquidity and Capital Resources—Receivables Sale” below. Had the sale not occurred, the components of working capital would have increased $12 million as sales prices increased from December 31, 2001 levels, putting upward pressure on working capital levels in 2002. In 2001, sales prices steadily decreased from December 31, 2000 levels, helping to reduce working capital levels.

Cash flow from operations decreased to $230 million in 2001 compared to $339 million in 2000. The $109 million decrease primarily reflected a $283 million net loss in 2001 compared to net income of $153 million in 2000. This was partly offset by a $222 million net reduction in receivables, which occurred despite the termination of a $130 million receivables securitization program in August 2001. The net reduction in receivables reflected the effects of lower sales prices as well as improved collection efficiency in 2001.

Investing Activities—Equistar’s capital expenditures were $118 million in 2002, $110 million in 2001 and $131 million in 2000. The 2002 expenditures included $47 million of purchases of previously leased railcars, discussed below under “Liquidity and Capital Resources—Operating Leases.” Excluding the railcar purchases, Equistar’s reduced level of expenditures in 2002 and 2001 reflected lower discretionary spending in view of the continuing poor business environment. Capital expenditures in 2002 and 2001 primarily included reliability improvement as well as regulatory compliance projects.

Equistar’s capital budget for 2003 is $97 million. The increase over 2002 spending, excluding the 2002 railcar purchases, is primarily to ensure regulatory and environmental compliance. See “Environmental Matters” below.

During the second quarter 2002, Equistar contributed $6 million to a mutual insurance company formed by Equistar and other companies in the industry to provide catastrophic business interruption and excess property damage insurance coverage for its members.

Financing Activities—Financing activities used cash of $106 million in 2002, provided cash of $61 million in 2001, and used cash of $302 million in 2000. Financing activities in 2002 included the scheduled retirement of $100 million principal amount of the 9.125% notes and $4 million principal amount of Equistar’s term loan and medium-term notes. The scheduled retirements were financed by the sale of accounts receivable discussed under “Liquidity and Capital Resources—Receivables Sale” below.

Equistar obtained amendments to its credit facility in late March 2002, making certain financial ratio requirements less restrictive, making the covenant limiting acquisitions more restrictive and adding a covenant limiting certain non-regulatory capital expenditures. The amendment increased the interest rate on the credit facility by 0.5% per annum.

In August 2001, Equistar completed a $1.5 billion debt refinancing. The refinancing included an amended credit facility consisting of a $500 million secured revolving credit facility maturing in August 2006 and a $300 million secured term loan maturing in August 2007. The refinancing also included the issuance of $700 million of new unsecured 10.125% senior notes maturing in August 2008. The refinancing replaced a $1.25 billion credit facility, $820 million of which was outstanding. A portion of the net proceeds was also used to repay $90 million of Equistar’s medium-term notes that matured on August 30, 2001. The remaining net proceeds were used for general business purposes. The amended credit facility also made certain financial ratio requirements less restrictive. Equistar previously had amended its credit facility in March 2001, easing certain financial ratio requirements.

As a result of continuing adverse conditions in the industry and its debt service obligations, Equistar made no distributions to partners in 2002 and 2001, compared to distributions of $280 million in 2000.

Liquidity and Capital Resources—At December 31, 2002, Equistar’s long-term debt, including current maturities, totaled $2.2 billion, or approximately 55% of its total capitalization. In addition, Equistar had cash on hand of $27 million. The $450 million revolving credit facility, which matures in August 2006, was undrawn at December 31, 2002. Amounts available under the revolving credit facility are reduced to the extent of certain outstanding letters of credit provided under the credit facility, which totaled $16 million as of December 31, 2002.

During 2002, Equistar’s debt rating was lowered by two major rating agencies, Moody’s Investors Service (“Moody’s”) and the Standard & Poor’s (“S&P”) rating service of The McGraw-Hill Companies. Moody’s reduced Equistar’s noninvestment grade corporate debt rating from a Ba1 to a Ba3. S&P reduced Equistar’s corporate rating from an investment grade BBB- to a noninvestment grade BB. Both agencies cited Lyondell’s acquisition of Occidental’s interest in Equistar as the reason for the downgrade. The agencies stated that the acquisition resulted in a concentration of credit risk with Lyondell, which owns a 70.5% interest in Equistar and whose debt currently has a noninvestment grade credit rating. S&P also cited current trough conditions in the industry and Equistar’s $1.1 billion goodwill write off.

In January 2003, Moody’s changed the rating outlook for both Equistar and Lyondell to negative from stable. Moody’s cited its belief that Equistar’s credit profile is limited by the financial strength of Lyondell, whose outlook was changed primarily as a result of concerns regarding one of its other major joint ventures. The lowering of

Equistar’s credit rating could affect its borrowing costs, its ability to refinance in the future and could result in termination of the receivables sales agreement—see “Receivables Sale” below.

Equistar’s ability to pay or refinance its debt will depend on future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors, many of which are beyond its control. Management believes that conditions will be such that cash balances, cash flow from operations and funding under the credit facility and from other sources, including issuing new debt, will be adequate to meet anticipated future cash requirements, including scheduled debt repayments, other contractual obligations, necessary capital expenditures and ongoing operations. However, if future operating cash flows are less than currently anticipated due to raw material prices or other factors, Equistar may be forced to reduce or delay capital expenditures, sell assets, or reduce operating expenses.

In addition to long-term debt, Equistar is required to make payments relating to various types of obligations, some of which were incurred in lieu of financing to obtain the rights to use certain assets. The following table summarizes Equistar’s minimum payments as of December 31, 2002 relating to long-term debt, purchase obligations and operating leases for the next five years and thereafter.

		Payments Due By Period
Millions of dollars	Total	2003	2004	2005	2006	2007	Thereafter
Long-term debt	$2,228	$32	$303	$4	$153	$284	$1,452
Purchase obligations	2,558	164	168	169	157	151	1,749
Operating leases—
Minimum lease payments	554	73	65	53	41	35	287
Residual value guarantees	83	—	61	22	—	—	—

Total	$5,423	$269	$597	$248	$351	$470	$3,488

Long-Term Debt—The credit facility and the indenture governing Equistar’s senior notes contain covenants that, subject to certain exceptions, restrict sale and leaseback transactions, lien incurrence, debt incurrence, sales of assets, investments, non-regulatory capital expenditures, certain payments, and mergers. In addition, the bank credit facility requires Equistar to maintain specified financial ratios. The financial ratio requirements under Equistar’s credit facility become increasingly restrictive on a quarterly basis. The breach of these covenants could permit the lenders under Equistar’s credit facility and the indenture governing the senior notes to declare the loans immediately payable and could permit the lenders under Equistar’s credit facility to terminate future lending commitments. See Note 10 to the Consolidated Financial Statements for a description of Equistar’s long-term debt and credit facility.

Equistar was in compliance with all covenants under its debt instruments as of December 31, 2002. As a result of continuing adverse conditions in the industry, in March 2003, Equistar obtained amendments to its credit facility to provide additional financial flexibility by easing certain financial ratio requirements.

Equistar has $300 million principal amount of 8.5% notes outstanding that mature in the first quarter 2004. Equistar will seek appropriate opportunities to repay or refinance those notes, depending on available cash and market conditions.

Purchase Obligations—Equistar is a party to various unconditional obligations to purchase products and services, as summarized in the above table. These primarily include commitments for steam and power from a new co-generation facility, which reached full capacity in mid-2002. These commitments are designed to assure sources of supply and are not expected to be in excess of normal requirements. See “Commitments” section of Note 14 to the Consolidated Financial Statements.

Operating Leases—Equistar leases various facilities and equipment, including railcars, under noncancelable operating lease arrangements for various periods.

During 2002, Equistar leased certain railcars, under three operating leases, from unaffiliated entities established for the purpose of serving as lessors with respect to these leases. One of these operating leases remains outstanding at December 31, 2002. This lease includes an option for Equistar to purchase the railcars during the lease term. If

Equistar does not exercise the purchase option, the affected railcars will be sold upon termination of the lease. In the event the sales proceeds are less than the related guaranteed residual value, Equistar will pay the difference to the lessor, but no more than the guaranteed residual value. As described above, Equistar’s debt rating was lowered during 2002, allowing the early termination of this railcar lease by the lessor. As a result, Equistar renegotiated the lease during 2002, resulting in a payment of additional fees and a $17 million prepayment, which is being amortized over the remaining lease term through 2004. The prepayment reduced the guaranteed residual value under the lease, and reduced future lease payments. The guaranteed residual value at December 31, 2002 was $83 million.

The other two railcar leases contained financial and other covenants substantially the same as those contained in Equistar’s credit facility discussed under “Long-Term Debt” above. Under one of the leases, Equistar amended the covenants to incorporate the March 2002 amendment to the credit facility. The amendment required the payment of additional fees and a $17 million prepayment, which was amortized in full through December 2002, when the lease was terminated and Equistar entered into a new lease arrangement with another lessor. The new lease covered a substantial portion of the subject railcars, and Equistar purchased the remaining railcars for $10 million. The new operating lease contains standard terms and does not guarantee a residual value or contain financial or other non-standard covenants.

Under the third railcar lease, the covenants were automatically updated with the March 2002 amendment to the credit facility. This lease terminated in November 2002, and Equistar purchased the railcars for $37 million. Equistar may pursue leases for a portion of the purchased railcars. See Note 11 to the Consolidated Financial Statements for related operating lease disclosures.

Advance from Customer—In addition to the items reflected in the table above, in December 2002, Equistar received a $25 million initial advance from a customer in connection with a long-term product processing agreement under which Equistar is obligated to deliver product at cost-based prices. The advance was treated as deferred revenue and included in other liabilities. Equistar will amortize the deferred revenue to earnings over the nine-year term of the contract.

Receivables Sale—During October 2002, Equistar entered into an agreement with an independent issuer of receivables-backed commercial paper under which Equistar sold receivables and received cash proceeds of $100 million. Under the terms of the agreement, Equistar agreed to sell, on an ongoing basis and without recourse, designated accounts receivable as existing receivables are collected. The agreement has annual renewal provisions for up to three years and is subject to maintaining a debt rating of at least B1 by Moody’s and BB- by S&P. Equistar is seeking an amendment to reduce the minimum required debt ratings and expects the amendment to be effective prior to March 31, 2003. Upon entering into the agreement, the commitment under the revolving credit facility was reduced by $50 million, to $450 million, in accordance with the terms of the revolving credit facility and would not be restored if the receivables agreement were terminated. Equistar used the proceeds of the sold receivables to reduce borrowing under the revolving credit facility and for general corporate purposes. As of December 31, 2002, the balance of Equistar’s accounts receivable sold, which is not reflected in the table above, was $81 million.

Pension Obligations – Equistar maintains several defined benefit pension plans, as described in Note 13 to the Consolidated Financial Statements. At December 31, 2002, the projected benefit obligation for Equistar’s plans exceeded the fair value of plan assets by $68 million. Subject to future actuarial gains and losses, as well as actual asset earnings, Equistar will be required to fund the $68 million, with interest, in future years. The minimum required contribution is not expected to be more than approximately $25 million per year over the next five years. Pension contributions were $18 million, $7 million and $31 million for the years 2002, 2001 and 2000, and are estimated to be approximately $16 million for 2003.

CURRENT BUSINESS OUTLOOK

In the first quarter 2003, the industry experienced significantly higher and more volatile energy and raw material costs than in the fourth quarter 2002. Equistar has responded by implementing price increases in the first quarter 2003 for substantially all of its petrochemicals and polymers products. However, the amounts and timing of implementation of these price increases are unlikely to offset the impact of the raw material cost increases being experienced in the first quarter 2003.

Industry analysts forecast that the olefins industry will experience improved supply/demand conditions in 2003, driven by industry announcements of plant shutdowns and maintenance turnarounds. However, unless global economic uncertainties and energy market issues are resolved, the impact of high raw material and energy costs could outweigh these benefits and could depress demand. If global economic uncertainties and energy market issues are resolved, it should result in reduced raw material costs and increased industrial activity, which would benefit Equistar’s operations.

RELATED PARTY TRANSACTIONS

Equistar makes significant sales of product to Lyondell, Occidental Chemical (“Occidental Chemical”), LYONDELL-CITGO Refining LP (“LCR”), affiliates of Millennium Chemicals Inc (“Millennium”), Oxy Vinyls, LP (“Oxy Vinyls”) and provides services and raw materials to Lyondell Methanol Company, L.P. (“LMC”), which is wholly owned by Lyondell effective May 1, 2002. In turn, Equistar makes significant purchases of raw materials and products from LCR and receives significant administrative services from Lyondell.

Prior to August 22, 2002, Equistar was owned 41% by Lyondell, 29.5% by Millennium, and 29.5% by Occidental. On August 22, 2002, Lyondell completed the purchase of Occidental’s interest in Equistar, increasing its ownership interest in Equistar to 70.5%. As a result of this transaction, Occidental has two representatives on Lyondell’s board of directors and, as of December 31, 2002, Occidental owned approximately 22% of Lyondell.

In view of Occidental’s relationship to Lyondell, which owns 70.5% of Equistar, Occidental’s transactions with Equistar subsequent to August 22, 2002 will continue to be reported as related party transactions in Equistar’s Consolidated Statements of Income and Consolidated Balance Sheets.

Equistar believes that all such aforementioned related party transactions are effected on terms substantially no more or less favorable than those that would have been agreed upon by unrelated parties on an arm’s length basis. See “Item 13. Certain Relationships and Related Transactions” and Note 5 to the Consolidated Financial Statements for a description of related party transactions.

CRITICAL ACCOUNTING POLICIES

Equistar applies those accounting policies that management believes best reflect the underlying business and economic events, consistent with accounting principles generally accepted in the U.S. Equistar’s more critical accounting policies include those related to long-lived assets, including the costs of major maintenance turnarounds and repairs, and accruals for long-term employee benefit costs such as pension and postretirement costs. Inherent in such policies are certain key assumptions and estimates made by management. Management periodically updates its estimates used in the preparation of the financial statements based on its latest assessment of the current and projected business and general economic environment. Equistar’s significant accounting policies are summarized in Note 2 to the Consolidated Financial Statements.

Long-Lived Assets—With respect to long-lived assets, key assumptions include the estimates of useful asset lives and the recoverability of the carrying values of fixed assets and intangible assets as well as the existence of any obligations associated with the retirement of fixed assets. Such estimates could be significantly modified and/or the carrying values of the assets could be impaired by such factors as new technological developments, new chemical industry entrants with significant raw material or other cost advantages, uncertainties associated with the U.S. and world economies, the cyclical nature of the chemical industry, and uncertainties associated with governmental regulatory actions.

Due to temporary decreases in demand for its products, certain facilities may remain idle until market conditions improve. Assets that are temporarily idled are tested for impairment at the time they are temporarily idled. Fixed assets with a net book value of $160 million were temporarily idled at December 31, 2002. Those assets continue to be depreciated over their remaining useful lives. No impairments were recorded in 2002, 2001 or 2000 for temporarily idled facilities.

Equistar defers the costs of turnaround maintenance and repair activities in excess of $5 million, amortizing such costs over the period until the next expected major turnaround of the affected unit. During 2002, 2001 and 2000, cash expenditures of $49 million, $15 million and $29 million, respectively, were deferred and are being amortized, generally over a period of 5 years. Amortization in 2002, 2001 and 2000, of previously deferred turnaround costs was $24 million, $20 million and $24 million, respectively.

The estimated useful lives of long-lived assets range from 3 to 30 years. Depreciation and amortization of these assets, including amortization of deferred turnaround costs, under the straight-line method over their estimated useful lives totaled $298 million in 2002. If the useful lives of the assets were found to be shorter than originally estimated, depreciation charges would be accelerated.

Additional information on long-lived assets, deferred turnaround costs and related depreciation and amortization appears in Note 8 to the Consolidated Financial Statements.

Long-Term Employee Benefit Costs – The costs to Equistar of long-term employee benefits, particularly pension and postretirement medical and life benefits, are incurred over long periods of time, and involve many uncertainties over those periods. The net periodic benefit cost attributable to current periods is based on several assumptions about such future uncertainties, and is sensitive to changes in those assumptions. It is management’s responsibility, often with the assistance of independent experts, to select assumptions that in its judgment represent best estimates of those uncertainties. It also is management’s responsibility to review those assumptions periodically to reflect changes in economic or other factors that affect those assumptions.

        The current benefit service costs, as well as the existing liabilities, for pensions and other postretirement benefits are measured on a discounted present value basis. The discount rate is a current rate, related to the rate at which the liabilities could be settled. Equistar’s assumed discount rate is based on average rates published by Moody’s Investor Service, Inc, and Merrill Lynch for high-quality (Aa rating) ten-year fixed income securities. For the purpose of measuring the benefit obligations at December 31, 2002, Equistar lowered its assumed discount rate from 7.0% to 6.5%, reflecting the general decline in market interest rates during 2002. The 6.5% rate also will be used to measure net periodic benefit cost during 2003. A further one percentage point reduction in the assumed discount rate for Equistar would increase Equistar’s benefit obligation by approximately $50 million, and would reduce Equistar’s net income by approximately $6 million.

The benefit obligation and the periodic cost of postretirement medical benefits also are measured based on assumed rates of future increase in the per capita cost of covered health care benefits. As of December 31, 2002, the assumed rate of increase was 10.0% for 2003 through 2004, 7.0% for 2005 through 2007 and 5.0% thereafter. A one percentage point change in the health care cost trend rate assumption would have no significant effect on either the benefit liability or the net periodic cost, due to limits on Equistar’s maximum contribution level under the medical plan.

The net periodic cost of pension benefits included in expense also is affected by the expected long-term rate of return on plan assets assumption. Investment returns that are recognized currently in net income represent the expected return on plan assets rate applied to a market-related value of plan assets which, for Equistar, is defined as the market value of assets. The expected return on plan assets rate is normally changed less frequently than the assumed discount rate, and reflects long-term expectations, rather than current fluctuations in market conditions. Equistar’s expected long-term asset return on plan assets rate of 9.5% has been based on the average level of earnings that its independent pension investment advisor had advised could be expected to be earned over time. The expectation was based on an asset allocation of 50% US equity securities (11% expected return), 20% non-US equity securities (11.7% expected return), and 30% fixed income securities (6.5% expected return) that had been recommended by the advisor, and was adopted for the plans. The actual rate of return on plan assets may differ from the expected rate due to the volatility normally experienced in capital markets. Management’s goal is to manage the investments over the long term to achieve optimal returns with an acceptable level of risk and volatility. Based on the market value of plan assets at December 31, 2002, a one percentage point decrease in this assumption for Equistar would decrease Equistar’s net income by $1 million.

Over the three-year period ended December 31, 2002, Equistar’s actual return on plan assets was a loss averaging 7.1% per year. Net periodic pension cost recognized each year includes the expected asset earnings, rather than the actual earnings or loss. As a result of asset earnings significantly below the expected return on plan assets rate over the three-year period, the level of unrecognized investment losses, together with the net actuarial gains and losses, is $76 million at December 31, 2002. This unrecognized amount, to the ext ent it exceeds ten percent of the projected benefit obligation for the respective plan, will be recognized as additional net periodic benefit cost over the average remaining service period of the participants in each plan. This annual amortization charge will be approximately $7 million per year based on the December 31, 2002 unrecognized amount.

Equistar is currently in the process of obtaining an updated asset allocation study from the independent pension investment advisor upon which it may update plan asset allocations and expected return on plan assets rates. In view of market returns in the last three years, it is likely that Equistar will decrease its assumption for expected return on plan assets for 2003.

Additional information on the key assumptions underlying these benefit costs appears in Note 13 to the Consolidated Financial Statements.

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

Upon implementation of SFAS No. 142, Equistar reviewed goodwill for impairment and concluded that the entire balance of goodwill was impaired, resulting in a $1.1 billion charge to earnings that was reported as the cumulative effect of an accounting change as of January 1, 2002. As a result of implementing SFAS No. 142, income in 2002 and subsequent years is favorably affected by $33 million annually because of the elimination of goodwill amortization.

ANTICIPATED ACCOUNTING CHANGES

Equistar expects to implement two significant accounting changes in 2003, as discussed below.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The primary impact of the statement on Equistar, when implemented in 2003, will be the classification of gains or losses that result from the early extinguishment of debt as an element of income before extraordinary items. Reclassification of prior period gains or losses that were originally reported as extraordinary items also will be required. See “Results of Operations” and Notes 2 and 4 to the Consolidated Financial Statements.

In January 2003, the FASB issued Interpretation No. 46 (“FIN No. 46”), Consolidation of Variable Interest Entities. FIN No. 46 addresses situations in which a company should include in its financial statements the assets, liabilities and activities of another entity. FIN No. 46 applies immediately to entities created after January 31, 2003 and, for Equistar, will apply to existing entities beginning in the third quarter 2003. Equistar expects the application of FIN 46 to result in the consolidation of the entity from which it leases certain railcars. See “Liquidity and Capital Resources—Operating Leases” above. The consolidation of this entity as of December 31, 2002 would have resulted in a net increase in property, plant and equipment of $116 million, a decrease in prepaid expense of approximately $13 million, a $103 million increase in debt and an immaterial charge to be reported as the cumulative effect of an accounting change.

OTHER RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses obligations associated with the retirement of tangible long-lived assets. In July 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities. SFAS No. 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities and facility closings. SFAS No. 146 will be effective for activities initiated after December 31, 2002. Equistar does not expect adoption of SFAS No. 143 or SFAS No. 146 to have a material impact on its consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45 (“FIN No. 45”), Guarantor’s Accounting and Disclosure Requirements. FIN No. 45 expands required disclosures for certain types of guarantees for the period ended December 31, 2002 and requires recognition of a liability at fair value for guarantees granted after December 31, 2002. Equistar has provided required disclosures with respect to guarantees in Notes 11 and 12 to the Consolidated Financial Statements.

ENVIRONMENTAL MATTERS

Various environmental laws and regulations impose substantial requirements upon the operations of Equistar. Equistar’s policy is to be in compliance with such laws and regulations, which include, among others, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or “Superfund”) as amended, the Resource Conservation and Recovery Act (“RCRA”) and the Clean Air Act Amendments. Equistar does not specifically track all recurring costs associated with managing hazardous substances and pollution in ongoing operations. Such costs are included in cost of sales. Equistar also makes capital expenditures to comply with environmental regulations. Such capital expenditures totaled approximately $14 million, $16 million and $6 million for 2002, 2001 and 2000, respectively. Capital expenditures increased in 2002 and 2001 as a result of new emission reduction rules, discussed below, and Equistar currently estimates 2003 expenditures at approximately $30 million, prior to including any expenditures for proposed revisions to emission control standards for highly reactive, volatile organic compounds (“HRVOC”). Equistar is still completing its assessment of the impact of the proposed HRVOC emission standards.

The eight-county Houston/Galveston region has been designated a severe non-attainment area for ozone by the U.S. Environmental Protection Agency (“EPA”). Emission reduction controls for nitrogen oxides (“NOx”) must be installed at each of Equistar’s six plants located in the Houston/Galveston region during the next several years. Recently adopted revisions by the regulatory agencies changed the required NOx reduction levels from 90% to 80%. Compliance with the previously proposed 90% reduction standards would have resulted in increased capital investment, estimated at between $200 million and $260 million, before the 2007 deadline, as well as higher annual operating costs for Equistar. Under the revised 80% standard, Equistar estimates that capital expenditures would decrease to between $165 million and $200 million. However, the savings from this revision could be offset by the costs of stricter proposed controls over HRVOCs. Equistar is still assessing the impact of the proposed HRVOC regulations and there can be no guarantee as to the ultimate capital cost of implementing any final plan developed to ensure ozone attainment by the 2007 deadline. The timing and amount of these expenditures are also subject to regulatory and other uncertainties, as well as obtaining the necessary permits and approvals.

In the United States, the Clean Air Act Amendments of 1990 set minimum levels for oxygenates, such as MTBE, in gasoline sold in areas not meeting specified air quality standards. However, the presence of MTBE in some water supplies in California and other states due to gasoline leaking from underground storage tanks and in surface water from recreational water craft has led to public concern about the use of MTBE. Certain federal and state governmental initiatives in the U.S. have sought either to rescind the oxygen requirement for reformulated gasoline or to restrict or ban the use of MTBE. Equistar’s MTBE sales represented approximately 3% of its total 2002 revenues. The U.S. House of Representatives and the U.S. Senate each passed versions of an omnibus energy bill during 2001 and 2002, respectively. The Senate version of the energy bill would have resulted in a ban on the use of MTBE. The two energy bills were not reconciled during the conference process and an omnibus energy bill was not passed during 2002.

Both the U.S. House of Representatives and the U.S. Senate are expected to pursue an energy bill during the 2003/2004 legislative cycle. If this happens, it is likely that fuel content, including MTBE use, will be a subject of legislative debate. Factors which could be considered in this debate include the impact on gasoline price and supply and the potential for degradation of air quality.

At the state level, a number of states have legislated future MTBE bans. Of these, a number are mid-West states that use ethanol as the oxygenate of choice. Bans in these states should not have an impact on MTBE demand. However, Connecticut, California and New York have bans of MTBE in place effective October 1, 2003, January 1, 2004, and January 1, 2004, respectively. Equistar estimates that California represents 34% of the U.S. MTBE industry demand and 20% of the worldwide MTBE industry demand, while Connecticut and New York combined represent 12% of the U.S. MTBE industry demand and 7% of the worldwide MTBE industry demand.

At this time, Equistar cannot predict the impact that these initiatives will have on MTBE margins or volumes during 2003. However, several major oil companies have announced plans, beginning in 2003, to discontinue the use of MTBE in gasoline produced for California markets. Equistar estimates that the California-market MTBE volumes of these companies account for an estimated 18% of U.S. MTBE industry demand and 10% of worldwide MTBE industry demand. Equistar intends to continue marketing MTBE in the U.S. However, should it become necessary or desirable to reduce MTBE production, Equistar would need to convert raw materials used in MTBE to production of other products. It may be desirable to make capital expenditures to add the flexibility to produce alternative gasoline blending components. The profit margins on these alternatives are likely to be lower than those historically realized on MTBE.

Equistar’s accrued liability for environmental remediation as of December 31, 2002 was $2 million and related to the Port Arthur facility, which was permanently shut down on February 28, 2001. In the opinion of management, there is currently no material estimable range of loss in excess of the liability recorded for environmental matters.

Item 7a.    Disclosure of Market and Regulatory Risk

COMMODITY PRICE RISK

A substantial portion of Equistar’s products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of Equistar’s profitability tend to fluctuate with changes in the business cycle. Equistar tries to protect against such instability through various business strategies. These include increasing the olefins plants’ raw material flexibility, entering into multi-year processing and sales agreements, and forward integration into olefins derivatives products whose pricing is more stable.

Equistar has, from time to time, entered into over-the-counter derivatives, primarily price swap contracts, related to crude oil to help manage its exposure to commodity price risk with respect to crude oil-related raw material purchases. As of December 31, 2002 and 2001, there were no outstanding over-the-counter derivatives.

INTEREST RATE RISK

Equistar’s interest rate risk at December 31, 2002 is limited to the $296 million outstanding balance of its variable-rate term loan due 2007 and any borrowing under the revolving credit facility, which was undrawn at December 31, 2002. The associated interest rate risk is not material. Sensitivity analysis was used for purposes of this analysis.

REGULATORY RISK

In the United States, the Clean Air Act Amendments of 1990 set minimum levels for oxygenates, such as MTBE, in gasoline sold in areas not meeting specified air quality standards. However, the presence of MTBE in some water supplies in California and other states due to gasoline leaking from underground storage tanks and in surface water from recreational water craft has led to public concern about the use of MTBE. Certain federal and state governmental initiatives in the U.S. have sought either to rescind the oxygen requirement for reformulated gasoline or to restrict or ban the use of MTBE. See “Environmental Matters” above.

New air pollution standards promulgated by federal and state regulatory agencies in the U.S., including those specifically targeting the eight-county Houston/Galveston region, will affect a substantial portion of the operating facilities of Equistar. Compliance with these standards will result in increased capital investment during the next several years and higher annual operating costs for Equistar. Recently adopted revisions by the regulatory agencies would change the required nitrogen oxides, or NOx, reduction levels from 90% to 80%. However, any potential resulting savings from this proposed revision could be offset by the costs of stricter proposed controls over HRVOCs. Equistar is still assessing the impact of these proposed regulations and there can be no guarantee as to the ultimate capital cost of implementing any final plan developed to ensure ozone attainment by the 2007 deadline. See “Clean Air Act” section of Note 14 to the Consolidated Financial Statements and “Environmental Matters” above.

Item 8.    Financial Statements and Supplementary Data

Index to the Consolidated Financial Statements

Page

EQUISTAR CHEMICALS, LP

Report of Independent Accountants	32

Consolidated Financial Statements:
Consolidated Statements of Income	33
Consolidated Balance Sheets	34
Consolidated Statements of Cash Flows	35
Consolidated Statements of Partners’ Capital	36
Notes to the Consolidated Financial Statements	37

REPORT OF INDEPENDENT ACCOUNTANTS

To the Partnership Governance Committee

of Equistar Chemicals, LP

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of partners’ capital and of cash flows present fairly, in all material respects, the financial position of Equistar Chemicals, LP (the “Partnership”) and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 142, “Accounting for Goodwill and Other Intangible Assets”.

/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP

Houston, Texas

March 10, 2003

EQUISTAR CHEMICALS, LP

CONSOLIDATED STATEMENTS OF INCOME

	For the year ended December 31,
Millions of dollars	2002	2001	2000
Sales and other operating revenues:
Unrelated parties	$4,295	$4,583	$5,770
Related parties	1,242	1,326	1,725

	5,537	5,909	7,495

Operating costs and expenses:
Cost of sales	5,388	5,755	6,908
Selling, general and administrative expenses	155	181	182
Research and development expense	38	39	38
Amortization of goodwill	—	33	33

	5,581	6,008	7,161

Operating income (loss)	(44)	(99)	334
Interest expense	(205)	(192)	(185)
Interest income	1	3	4
Other income, net	2	8	—

Income (loss) before extraordinary item and cumulative effect of accounting change	(246)	(280)	153
Extraordinary loss on extinguishment of debt	—	(3)	—
Cumulative effect of accounting change	(1,053)	—	—

Net income (loss)	$(1,299)	$(283)	$153

See Notes to the Consolidated Financial Statements.

EQUISTAR CHEMICALS, LP

CONSOLIDATED BALANCE SHEETS

	December 31,
Millions of dollars	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$27	$202
Accounts receivable:
Trade, net	490	470
Related parties	135	100
Inventories	424	448
Prepaid expenses and other current assets	50	36

Total current assets	1,126	1,256
Property, plant and equipment, net	3,565	3,705
Investment in PD Glycol	46	47
Goodwill, net	—	1,053
Other assets, net	315	277

Total assets	$5,052	$6,338

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable:
Trade	$421	$331
Related parties	38	29
Current maturities of long-term debt	32	104
Accrued liabilities	223	227

Total current liabilities	714	691
Long-term debt	2,196	2,233
Other liabilities	221	177
Commitments and contingencies
Partners’ capital:
Partners’ accounts	1,958	3,257
Accumulated other comprehensive loss	(37)	(20)

Total partners’ capital	1,921	3,237

Total liabilities and partners’ capital	$5,052	$6,338

See Notes to the Consolidated Financial Statements.

EQUISTAR CHEMICALS, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
Millions of dollars	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$(1,299)	$(283)	$153
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of accounting change	1,053	—	—
Depreciation and amortization	298	319	308
Net (gain) loss on disposition of assets	—	(3)	5
Extraordinary item	—	3	—
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(54)	222	(50)
Inventories	24	61	14
Accounts payable	99	(129)	28
Other assets and liabilities, net	(66)	40	(119)

Net cash provided by operating activities	55	230	339

Cash flows from investing activities:
Expenditures for property, plant and equipment	(118)	(110)	(131)
Other	(6)	3	4

Net cash used in investing activities	(124)	(107)	(127)

Cash flows from financing activities:
Issuance of long-term debt	—	981	—
Repayment of long-term debt	(104)	(91)	(42)
Net borrowing (repayment) under lines of credit	—	(820)	20
Distributions to partners	—	—	(280)
Other	(2)	(9)	—

Net cash provided by (used in) financing activities	(106)	61	(302)

Increase (decrease) in cash and cash equivalents	(175)	184	(90)
Cash and cash equivalents at beginning of period	202	18	108

Cash and cash equivalents at end of period	$27	$202	$18

See Notes to the Consolidated Financial Statements.

EQUISTAR CHEMICALS, LP

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

	Partners’ Accounts				Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
Millions of dollars	Lyondell	Millennium	Occidental	Total
Balance at January 1, 2000	$522	$1,555	$1,585	$3,662	$—
Net income	63	45	45	153	—	$153
Distributions to partners	(114)	(83)	(83)	(280)	—	—
Other	5	—	—	5	—	—

Comprehensive income						$153

Balance at December 31, 2000	$476	$1,517	$1,547	$3,540	$—
Net loss	(115)	(84)	(84)	(283)	—	$(283)
Other comprehensive income:
Unrealized loss on securities	—	—	—	—	(1)	(1)
Minimum pension liability	—	—	—	—	(19)	(19)

Comprehensive loss						$(303)

Balance at December 31, 2001	$361	$1,433	$1,463	$3,257	$(20)
Net loss	(569)	(383)	(347)	(1,299)	—	$(1,299)
Lyondell purchase of
Occidental interest	1,116	—	(1,116)	—	—
Other comprehensive income:
Minimum pension liability	—	—	—	—	(17)	(17)

Comprehensive loss						$(1,316)

Balance at December 31, 2002	$908	$1,050	$—	$1,958	$(37)

See Notes to the Consolidated Financial Statements.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.    Formation of the Partnership and Operations

Lyondell Chemical Company (“Lyondell”) and Millennium Chemicals Inc. (“Millennium”) formed Equistar Chemicals, LP (“Equistar” or “the Partnership”), a Delaware limited partnership, which commenced operations on December 1, 1997. On May 15, 1998, Equistar was expanded with the contribution of certain assets from Occidental Petroleum Corporation (“Occidental”). Prior to August 2002, Lyondell owned 41% of Equistar and Millennium and Occidental each owned 29.5%. On August 22, 2002, Lyondell completed the purchase of Occidental’s interest in Equistar and, as a result, Lyondell’s ownership interest in Equistar increased to 70.5%.

Equistar owns and operates the petrochemicals and polymers businesses contributed by Lyondell, Millennium and Occidental. The petrochemicals segment manufactures and markets olefins, oxygenated products, aromatics and specialty products. Olefins include ethylene, propylene and butadiene, and oxygenated products include ethylene oxide, ethylene glycol, ethanol and methyl tertiary butyl ether (“MTBE”). The petrochemicals segment also includes the production and sale of aromatics, including benzene and toluene. The polymers segment manufactures and markets polyolefins, including high-density polyethylene (“HDPE”), low-density polyethylene (“LDPE”), linear low-density polyethylene (“LLDPE”), polypropylene, and performance polymers, all of which are used in the production of a wide variety of consumer and industrial products. The performance polymers include enhanced grades of polyethylene, including wire and cable insulating resins, and polymeric powders.

Equistar is governed by a Partnership Governance Committee consisting of six representatives, three appointed by each general partner. Most of the significant decisions of the Partnership Governance Committee require unanimous consent, including approval of the Partnership’s strategic plan, capital expenditures and annual budget, issuance of additional debt and the appointment of executive management of the partnership. Distributions are made to the partners based upon their percentage ownership of Equistar. Additional cash contributions required by the Partnership are also based upon the partners’ percentage ownership of Equistar.

2.    Summary of Significant Accounting Policies

Basis of Presentation—The consolidated financial statements include the accounts of Equistar and its wholly owned subsidiaries.

Revenue Recognition—Revenue from product sales is recognized as risk and title to the product transfer to the customer, which usually occurs when shipment is made.

Cash and Cash Equivalents—Cash equivalents consist of highly liquid debt instruments such as certificates of deposit, commercial paper and money market accounts purchased with an original maturity date of three months or less. Cash equivalents are stated at cost, which approximates fair value. Equistar’s policy is to invest cash in conservative, highly rated instruments and limit the amount of credit exposure to any one institution.

Equistar has no requirements for compensating balances in a specific amount at a specific point in time. The Partnership does maintain compensating balances for some of its banking services and products. Such balances are maintained on an average basis and are solely at Equistar’s discretion. As a result, none of Equistar’s cash is restricted.

Inventories—Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (“LIFO”) basis, except for materials and supplies, which are valued using the average cost method.

Inventory exchange transactions, which involve fungible commodities and do not involve the payment or receipt of cash, are not accounted for as purchases and sales. Any resulting volumetric exchange balances are accounted for as inventory in accordance with the normal LIFO valuation policy.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property, Plant and Equipment—Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful asset lives, generally 25 years for major manufacturing equipment, 30 years for buildings, 10 to 15 years for light equipment and instrumentation, 15 years for office furniture and 3 to 5 years for information systems equipment. Upon retirement or sale, Equistar removes the cost of the assets and the related accumulated depreciation from the accounts and reflects any resulting gains or losses in the Consolidated Statement of Income. Equistar’s policy is to capitalize interest cost incurred on debt during the construction of major projects exceeding one year.

Long-Lived Asset Impairment—Equistar evaluates long-lived assets, including identifiable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When it is probable that undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or estimated fair value less costs to sell the assets.

Investment in PD Glycol—Equistar holds a 50% interest in a joint venture that owns an ethylene glycol facility in Beaumont, Texas (“PD Glycol”). The investment in PD Glycol is accounted for using the equity method of accounting.

Turnaround Maintenance and Repair Costs—Costs of maintenance and repairs exceeding $5 million incurred in connection with turnarounds of major units at Equistar’s manufacturing facilities are deferred and amortized using the straight-line method over the period until the next planned turnaround, generally four to six years. These costs are maintenance, repair and replacement costs that are necessary to maintain, extend and improve the operating capacity and efficiency rates of the production units.

Deferred Software Costs—Costs to purchase and to develop software for internal use are deferred and amortized on a straight-line basis over periods of 3 to 10 years.

Environmental Remediation Costs—Anticipated expenditures related to investigation and remediation of contaminated sites, which include operating facilities and waste disposal sites, are accrued when it is probable a liability has been incurred and the amount of the liability can reasonably be estimated. Estimated expenditures have not been discounted to present value.

Income Taxes—The Partnership is not subject to federal income taxes as income is reportable directly by the individual partners; therefore, there is no provision for income taxes in the accompanying financial statements.

Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounting Changes—Effective January 1, 2002, Equistar implemented Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, SFAS No. 142, Goodwill and Other Intangible Assets, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Implementation of SFAS No. 141 and SFAS No. 144 did not have a material effect on the consolidated financial statements of Equistar.

Upon implementation of SFAS No. 142, Equistar reviewed goodwill for impairment and concluded that the entire balance of goodwill was impaired, resulting in a $1.1 billion charge to earnings that was reported as the cumulative effect of an accounting change as of January 1, 2002. The conclusion was based on a comparison to Equistar’s indicated fair value, using multiples of EBITDA (earnings before interest, taxes, depreciation and amortization) for comparable companies as an indicator of fair value.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of implementing SFAS No. 142, income in 2002 and subsequent years is favorably affected by $33 million annually because of the elimination of goodwill amortization. The following table presents Equistar’s results of operations for all periods presented as adjusted to eliminate goodwill amortization.

	For the year ended December 31,
Millions of dollars	2002	2001	2000
Reported income (loss) before extraordinary item and cumulative effect of accounting change	$(246)	$(280)	$153
Add back: goodwill amortization	—	33	33

Adjusted income (loss) before extraordinary item and cumulative effect of accounting change	$(246)	$(247)	$186

Reported net income (loss)	$(1,299)	$(283)	$153
Add back: goodwill amortization	—	33	33

Adjusted net income (loss)	$(1,299)	$(250)	$186

Anticipated Accounting Changes—Equistar expects to implement two significant accounting changes in 2003, as discussed below.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The primary impact of the statement on Equistar, when implemented in 2003, will be the classification of gains or losses that result from the early extinguishment of debt as an element of income before extraordinary items. Reclassification of prior period gains or losses that were originally reported as extraordinary items also will be required. See Note 4.

In January 2003, the FASB issued Interpretation No. 46 (“FIN No. 46”), Consolidation of Variable Interest Entities. FIN No. 46 addresses situations in which a company should include in its financial statements the assets, liabilities and activities of another entity. FIN No. 46 applies immediately to entities created after January 31, 2003 and, for Equistar, will apply to existing entities beginning in the third quarter 2003. Equistar expects the application of FIN No. 46 to result in the consolidation of the entity from which it leases certain railcars. See Note 11. The consolidation of this entity as of December 31, 2002 would have resulted in a net increase in property, plant and equipment of $116 million, a decrease in prepaid expense of approximately $13 million, a $103 million increase in debt and an immaterial charge to be reported as the cumulative effect of an accounting change.

Other Recent Accounting Pronouncements—In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses obligations associated with the retirement of tangible long-lived assets. In July 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities. SFAS No. 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities and facility closings. SFAS No. 146 will be effective for activities initiated after December 31, 2002. Equistar does not expect adoption of SFAS No. 143 or SFAS No. 146 to have a material impact on its consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45 (“FIN No. 45”), Guarantor’s Accounting and Disclosure Requirements. FIN No. 45 expands required disclosures for certain types of guarantees for the period ended December 31, 2002 and requires recognition of a liability at fair value for guarantees granted after December 31, 2002. Equistar has provided the required disclosure with respect to guarantees in Notes 11 and 12.

Reclassifications—Certain previously reported amounts have been reclassified to conform to classifications adopted in 2002.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Facility Closing Costs

Equistar shut down its Port Arthur, Texas polyethylene facility in February 2001. The asset values of the Port Arthur production units were previously adjusted as part of a $96 million restructuring charge recognized in 1999. During the first quarter 2001, Equistar recorded an additional $22 million charge, which is included in cost of sales. The charge included environmental remediation liabilities of $7 million, severance benefits of $5 million, pension benefits of $2 million, and other exit costs of $3 million. The severance and pension benefits covered approximately 125 people employed at the Port Arthur facility. The remaining $5 million of the charge related primarily to the write down of certain assets. Payments of $5 million for severance, $3 million for exit costs and $5 million for environmental remediation were made through December 31, 2002. The pension benefits of $2 million will be paid from the assets of the pension plans. As of December 31, 2002, the remaining liability included $2 million for environmental remediation costs. See Note 14.

4.    Extraordinary Item

As part of a 2001 refinancing related to the early repayment of a $1.25 billion credit facility (see Note 10), Equistar wrote off unamortized debt issuance costs and amendment fees of $3 million and reported the charge as an extraordinary loss on extinguishment of debt.

In 2003, this amount will be reclassified and no longer reported as an extraordinary item. See also Notes 2 and 10.

5.    Related Party Transactions

Prior to August 22, 2002, Equistar was owned 41% by Lyondell, 29.5% by Millennium and 29.5% by Occidental. On August 22, 2002, Lyondell completed the purchase of Occidental’s interest in Equistar, increasing its ownership interest in Equistar to 70.5%. As a result of this transaction, Occidental has two representatives on Lyondell’s board of directors and, as of December 31, 2002, Occidental owned approximately 22% of Lyondell. In view of Occidental’s ownership position with Lyondell, which owns 70.5% of Equistar, Occidental’s transactions with Equistar subsequent to August 22, 2002 will continue to be reported as related party transactions in Equistar’s Consolidated Statements of Income and Consolidated Balance Sheets.

Product Transactions with Lyondell—Lyondell purchases ethylene, propylene and benzene at market-related prices from Equistar under various agreements expiring in 2013 and 2014. With the exception of one pre-existing supply agreement for a product, expiring in 2015, Lyondell is required, under the agreements, to purchase 100% of its ethylene, propylene and benzene requirements for its Channelview and Bayport, Texas facilities from Equistar. Lyondell licenses MTBE technology to Equistar, and purchases a significant portion of the MTBE produced by Equistar at one of its two Channelview units at market-related prices.

Equistar acts as sales agent for the methanol products of Lyondell Methanol Company, L.P. (“LMC”), which was wholly owned by Lyondell effective May 1, 2002. The natural gas for LMC’s plant is purchased by Equistar as agent for LMC under Equistar master agreements with various third party suppliers. Equistar provides operating and other services for LMC under the terms of existing agreements that were assumed by Equistar from Lyondell, including the lease to LMC by Equistar of the real property on which LMC’s methanol plant is located. Pursuant to the terms of those agreements, LMC pays Equistar a management fee and reimburses certain expenses of Equistar at cost.

Product Transactions with Millennium—Equistar sells ethylene to Millennium at market-related prices pursuant to an agreement entered into in connection with the formation of Equistar. Under this agreement, Millennium is required to purchase 100% of its ethylene requirements for its LaPorte, Texas facility from Equistar. The contract expired December 1, 2002 and is renewed annually. The contract was renewed through December 31, 2003.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Also, under an agreement entered into in connection with the formation of Equistar, Equistar is required to purchase 100% of its vinyl acetate monomer raw material requirements at market-related prices from Millennium for its LaPorte, Texas, Clinton, Iowa and Morris, Illinois plants for the production of ethylene vinyl acetate products at those locations. This contract also expired December 31, 2002 and was renewed through December 31, 2003.

Product Transactions with Occidental—In connection with the contribution of Occidental assets to Equistar, Equistar and Occidental entered into a long-term agreement for Equistar to supply 100% of the ethylene requirements for Occidental’s U.S. manufacturing plants at market-related prices. The ethylene is exclusively for internal use in production at these plants, less any quantities up to 250 million pounds per year tolled in accordance with the provisions of the agreement. Upon three years notice from either party, sales may be “phased down” over a period not less than five years. No phase down may commence before January 1, 2009. Therefore, the annual required minimum cannot decline to zero prior to December 31, 2013, unless certain specified force majeure events occur. In addition to ethylene, Equistar sells methanol, ethers and glycols to Occidental. Also, from time to time, Equistar has entered into over-the-counter derivatives, primarily price swap contracts, for crude oil with Occidental to help manage its exposure to commodity price risk with respect to crude oil-related raw material purchases. See Note 12. Equistar also purchases various other products from Occidental at market-related prices.

Product Transactions with Oxy Vinyls, LP—Occidental owns 76% of Oxy Vinyls, LP (“Oxy Vinyls”), a joint venture partnership. Equistar sells ethylene to Oxy Vinyls for Oxy Vinyls’ LaPorte, Texas facility at market-related prices pursuant to an agreement that expires December 31, 2003.

Transactions with LYONDELL-CITGO Refining LP—Substantially all of Lyondell’s rights and obligations under the terms of its product sales and raw material purchase agreements with LYONDELL-CITGO Refining LP (“LCR”), a joint venture investment of Lyondell, have been assigned to Equistar. Accordingly, certain olefins by-products are sold by Equistar to LCR for processing into gasoline and certain refinery products are sold by LCR to Equistar as raw materials. Equistar also has assumed certain processing arrangements as well as storage obligations between Lyondell and LCR and provides certain marketing services for LCR. All of the agreements between LCR and Equistar are on terms generally representative of prevailing market prices.

Shared Services Agreement with Lyondell—Under a shared services agreement, Lyondell provides office space and various services to Equistar including information technology, human resources, sales and marketing, raw material supply, supply chain, health, safety and environmental, engineering, research and development, facility services, legal, accounting, treasury, internal audit and tax. Lyondell charges Equistar for its share of the cost of such services. Direct costs, incurred exclusively for Equistar, also are charged to Equistar. Costs related to a limited number of shared services, primarily engineering, continue to be incurred by Equistar. In such cases, Equistar charges Lyondell for its share of such costs.

Shared Services and Shared-Site Agreements with Millennium Petrochemicals—Equistar and Millennium Petrochemicals have agreements under which Equistar provides utilities, fuel streams and office space to Millennium Petrochemicals. In addition, Millennium Petrochemicals provides Equistar with certain operational services, including utilities, as well as barge dock access and related services.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Related party transactions are summarized as follows:

	For the year ended December 31,
Millions of dollars	2002	2001	2000
Equistar billed related parties for:
Sales of products and processing services:
Lyondell	$459	$405	$572
Occidental Chemical	358	441	558
LCR	340	377	438
Millennium Petrochemicals	43	55	90
Oxy Vinyls	42	48	67
Shared services and shared site agreements:
LCR	4	3	2
Lyondell/LMC	16	18	26
Millennium Petrochemicals	9	17	24
Gas purchased for Lyondell/LMC	76	86	85

Related parties billed Equistar for:
Purchases of products:
LCR	$218	$203	$264
Millennium Petrochemicals	10	15	16
Lyondell	1	4	2
Occidental Chemical	1	1	2
Shared services, transition and lease agreements:
Lyondell	134	135	111
Millennium Petrochemicals	16	19	22
Occidental Chemical	7	6	6
LCR	1	2	—

6.  Accounts Receivable

Equistar sells its products primarily to other chemical manufacturers in the petrochemicals and polymers industries. Equistar performs ongoing credit evaluations of its customers’ financial condition and, in certain circumstances, requires letters of credit from them. The Partnership’s allowance for doubtful accounts, which is reflected in the accompanying Consolidated Balance Sheets as a reduction of accounts receivable, totaled $16 million and $14 million at December 31, 2002 and 2001, respectively.

During October 2002, Equistar entered into an agreement with an unaffiliated issuer of receivables-backed commercial paper under which Equistar sold accounts receivable and received cash proceeds of $100 million. Under the terms of the agreement, Equistar agreed to sell, on an ongoing basis and without recourse, designated new accounts receivable as existing receivables are collected. The agreement has annual renewal provisions for up to three years and is subject to maintaining at least a specified debt rating. Equistar is seeking an amendment to reduce the minimum required debt ratings and expects the amendment to be effective prior to March 31, 2003. Upon entering into the agreement, the commitment under the revolving credit facility was reduced by $50 million. See Note 10.

At December 31, 2002, the balance of Equistar’s accounts receivable sold under this arrangement was $81 million. Increases and decreases in the amount sold are reflected in operating cash flows in the Consolidated Statements of Cash Flows. Fees related to the sales are included in “Other income, net” in the Consolidated Statements of Income. During 2001, Equistar terminated a similar agreement.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Inventories

Inventories consisted of the following components at December 31:

Millions of dollars	2002	2001
Finished goods	$233	$243
Work-in-process	12	12
Raw materials	95	104
Materials and supplies	84	89

Total inventories	$424	$448

The excess of the current cost of inventories over book value was approximately $55 million at December 31, 2002.

8.    Property, Plant and Equipment and Other Assets

The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows at December 31:

Millions of dollars	2002	2001
Land	$80	$79
Manufacturing facilities and equipment	6,037	5,929
Construction in progress	60	92

Total property, plant and equipment	6,177	6,100
Less accumulated depreciation	(2,612)	(2,395)

Property, plant and equipment, net	$3,565	$3,705

Equistar did not capitalize any interest during 2002, 2001 and 2000 with respect to construction projects.

The components of other assets, at cost, and the related accumulated amortization were as follows at December 31:

	2002			2001
Millions of dollars	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Intangible assets:
Turnaround costs	$193	$(94)	$99	$151	$(81)	$70
Software costs	150	(66)	84	152	(55)	97
Debt issuance costs	43	(13)	30	41	(7)	34
Catalyst costs	23	(11)	12	11	(4)	7
Other	58	(17)	41	37	(9)	28

Total intangible assets	$467	$(201)	266	$392	$(156)	236

Pension asset			21			22
Other			28			19

Total other assets			$315			$277

Scheduled amortization of these intangible assets for the next five years is estimated at $56 million in 2003, $56 million in 2004, $57 million in 2005, $57 million in 2006 and $57 million in 2007.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation and amortization expense is summarized as follows:

	For the year ended December 31,
Millions of dollars	2002	2001	2000
Property, plant and equipment	$242	$237	$229
Goodwill	—	33	33
Turnaround costs	24	20	24
Software costs	15	12	13
Other	17	17	9

Total depreciation and amortization	$298	$319	$308

In addition, amortization of debt issuance costs of $7 million, $2 million and $2 million in 2002, 2001 and 2000, respectively, is included in interest expense in the Consolidated Statements of Income.

9.    Accrued Liabilities

Accrued liabilities consisted of the following components at December 31:

Millions of dollars	2002	2001
Taxes other than income	$65	$67
Interest	65	68
Payroll and benefits	42	49
Contractual obligations	34	30
Other	17	13

Total accrued liabilities	$223	$227

10.    Long-Term Debt

During October 2002, Equistar entered into an agreement to sell certain accounts receivable and received cash proceeds of $100 million. See Note 6. As a result, the commitment under its revolving credit facility was reduced by $50 million, to $450 million, in accordance with the terms of the revolving credit facility and would not be restored if the receivables agreement were terminated. Equistar used the $100 million proceeds to reduce borrowing under the revolving credit facility and for general corporate purposes. The revolving credit facility was undrawn at December 31, 2002. Amounts available under the revolving credit facility are reduced to the extent of certain outstanding letters of credit provided under the credit facility, which totaled $16 million as of December 31, 2002.

In March 2002, Equistar obtained amendments to its credit facility making certain financial ratio requirements less restrictive, making the covenant limiting acquisitions more restrictive and adding a covenant limiting certain non-regulatory capital expenditures. As a result of the amendment, the interest rate on the credit facility was increased by 0.5% per annum.

In August 2001, Equistar completed a $1.5 billion debt refinancing. The refinancing included a credit facility consisting of a $500 million secured revolving credit facility maturing in August 2006 and a $300 million secured term loan, maturing in August 2007, with scheduled quarterly amortization payments, beginning December 31, 2001. The refinancing also included the issuance of $700 million of new unsecured 10.125% senior notes maturing in August 2008. The 10.125% senior notes rank pari passu with existing Equistar notes. Certain financial ratio requirements were modified in the refinancing to make them less restrictive.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Borrowing under the revolving credit facility generally bears interest based on a margin over, at Equistar’s option, LIBOR or a base rate. The sum of the applicable margin plus a facility fee varies between 1.5% and 2.5%, in the case of LIBOR loans, and 0.5% and 1.5%, in the case of base rate loans, depending on Equistar’s ratio of debt to EBITDA, as defined in the credit facility. The credit facility is secured by a lien on substantially all of Equistar’s personal property, including accounts receivable, inventory, other personal property as well as a portion of its real property.

The August 2001 refinancing replaced a five-year, $1.25 billion credit facility that would have expired November 2002. Borrowing under the facility was $820 million at December 31, 2000. Millennium America Inc., a subsidiary of Millennium, provided limited guarantees with respect to the payment of principal and interest on a total of $750 million principal amount of indebtedness under the $1.25 billion revolving credit facility. As a result of the refinancing, the related guarantees have been terminated.

The credit facility and the indenture governing Equistar’s 10.125% senior notes contain covenants that, subject to certain exceptions, restrict sale and leaseback transactions, lien incurrence, debt incurrence, sales of assets, investments, non-regulatory capital expenditures, certain payments, and mergers. In addition, the bank credit facility requires Equistar to maintain specified financial ratios. The breach of these covenants could permit the lenders to declare the loans immediately payable and could permit the lenders under Equistar’s credit facility to terminate future lending commitments.

As a result of continuing adverse conditions in the industry, in March 2003, Equistar obtained amendments to its credit facility to provide additional financial flexibility by easing certain financial ratio requirements.

Long-term debt consisted of the following at December 31:

Millions of dollars	2002	2001
Bank credit facility:
Revolving credit facility due 2006	$—	$—
Term loan due 2007	296	299
Other debt obligations:
Medium-term notes due 2003-2005	30	31
9.125% Notes due 2002	—	100
8.50% Notes due 2004	300	300
6.50% Notes due 2006	150	150
10.125% Senior Notes due 2008	700	700
8.75% Notes due 2009	599	598
7.55% Debentures due 2026	150	150
Other	3	9

Total long-term debt	2,228	2,337
Less current maturities	32	104

Total long-term debt, net	$2,196	$2,233

The term loan due 2007 generally bears interest at a rate equal to LIBOR plus 3% or the base rate plus 2%, at Equistar’s option. Borrowing under the term loan had a weighted average interest rate of 5.25% and 6.26% during 2002 and 2001, respectively. The medium-term notes had a weighted average interest rate of 9.75% and 9.75% at December 31, 2002 and 2001, respectively. The 8.75% notes have a face amount of $600 million and are shown net of unamortized discount.

The medium-term notes, the 9.125% notes, the 6.5% notes and the 7.55% debentures were assumed by Equistar from Lyondell when Equistar was formed in 1997. As between Equistar and Lyondell, Equistar is primarily liable

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for this debt. Lyondell remains a co-obligor for the medium-term notes and certain events involving only Lyondell could give rise to events of default under those notes, permitting the obligations to be accelerated. Under certain limited circumstances, the holders of the medium-term notes have the right to require repurchase of the notes. Following amendments to the indentures for the 6.5% notes and the 7.55% debentures in November 2000, Lyondell remains a guarantor of that debt. The 9.125% notes were repaid in 2002. The consolidated financial statements of Lyondell are filed as an exhibit to Equistar’s Annual Report on Form 10-K for the year ended December 31, 2002.

Aggregate maturities of long-term debt during the next five years are $32 million in 2003; $303 million in 2004; $4 million in 2005; $153 million in 2006; $284 million in 2007 and $1.5 billion thereafter.

11.    Lease Commitments

Equistar leases various facilities and equipment under noncancelable lease arrangements for various periods. Operating leases include leases of railcars used in the distribution of products in Equistar’s business. During 2002, Equistar leased certain of these railcars, under three operating leases, from unaffiliated entities established for the purpose of serving as lessors with respect to these leases.

One of these three leases remains outstanding at December 31, 2002. This lease includes an option for Equistar to purchase the railcars during the lease term. If Equistar does not exercise the purchase option, the affected railcars will be sold upon termination of the lease. In the event the sales proceeds are less than the related guaranteed residual value, Equistar will pay the difference to the lessor. The guaranteed residual value, which is not included in future minimum lease payments in the table below, was $83 million at December 31, 2002.

The second of these three leases terminated in December 2002, and Equistar entered into a new lease arrangement with another lessor. The new lease covered a substantial portion of the subject railcars, and Equistar purchased the remaining railcars for $10 million. The third of these leases terminated in November 2002, and Equistar purchased the subject railcars for $37 million.

At December 31, 2002, future minimum lease payments relating to noncancelable operating leases, including railcar leases, with lease terms in excess of one year were as follows:

Millions of dollars	Minimum Lease Payments
2003	$73
2004	65
2005	53
2006	41
2007	35
Thereafter	287

Total minimum lease payments	$554

Operating lease net rental expense was $125 million, $110 million and $115 million for the years ending December 31, 2002, 2001 and 2000, respectively. Net rental expense in 2002 included the amortization of $34 million of prepayments, related to the first and second railcar leases described above, over the remaining lease terms.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Financial Instruments and Derivatives

During 2000, Equistar entered into over-the-counter derivatives, primarily price swap contracts, related to crude oil with Occidental Energy Marketing, Inc., a subsidiary of Occidental Chemical, to help manage its exposure to commodity price risk with respect to crude oil-related raw material purchases. At December 31, 2000, price swap contracts covering 5.1 million barrels of crude oil were outstanding. The carrying value and fair market value of these derivative instruments at December 31, 2000 represented a liability of $13 million, which was based on quoted market prices. The resulting loss from these hedges of anticipated raw material purchases was deferred on the consolidated balance sheet. On January 1, 2001, in accordance with the transition provisions of SFAS No. 133, Equistar reclassified the deferred loss of $13 million to accumulated other comprehensive income as a transition adjustment, representing the cumulative effect of a change in accounting principle. The transition adjustment was reclassified to the Consolidated Statement of Income during the period January through July 2001 as the related raw material purchases occurred.

During 2001, Equistar entered into additional price swap contracts covering 7.2 million barrels of crude oil that primarily matured from July 2001 through December 2001. In the third quarter 2001, outstanding price swap contracts, covering 4.1 million barrels of crude oil that primarily matured from October 2001 through December 2001, were effectively terminated. The termination resulted in realization of a gain of nearly $9 million, which was recognized in the fourth quarter 2001 as the related forecasted transactions occurred. There were no outstanding price swap contracts at December 31, 2002 and December 31, 2001.

The following table summarizes activity included in accumulated other comprehensive income (“AOCI”) related to the fair value of derivative instruments for the year ended December 31, 2001:

Millions of dollars	2001
Gain (loss):
Balance at beginning of period	$—

January 1, 2001 transition adjustment—reclassification of December 31, 2000 deferred loss	(13)
Net gains on derivative instruments	35
Reclassification of gains on derivative instruments to earnings	(22)

Net change included in AOCI for the period	—

Net gain on derivative instruments included in AOCI at December 31, 2001	$—

The fair value of all nonderivative financial instruments included in current assets and current liabilities, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximated their carrying value due to their short maturity. Based on the borrowing rates currently available to Equistar for debt with terms and average maturities similar to Equistar’s debt portfolio, the fair value of Equistar’s long-term debt, including amounts due within one year, was approximately $2.0 billion and $2.3 billion at December 31, 2002 and 2001, respectively. Equistar estimates the fair value of its residual value guarantee under a railcar lease (see Note 11) is not significant due to the low probability of future payments under the guarantee provisions.

Equistar is exposed to credit risk related to its financial instruments in the event of nonperformance by the counterparties. Equistar does not generally require collateral or other security to support these financial instruments. The counterparties to these transactions are major institutions deemed creditworthy by Equistar. Equistar does not anticipate nonperformance by the counterparties.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Pension and Other Postretirement Benefits

All full-time regular employees are covered by defined benefit pension plans sponsored by Equistar. In connection with the formation of Equistar, no pension assets or obligations were contributed to Equistar, with the exception of union represented plans contributed by Occidental and Millennium.

Retirement benefits are based upon years of service and the employee’s highest three consecutive years of compensation during the last ten years of service. Equistar accrues pension costs based upon an actuarial valuation of the liabilities and funds the plans through periodic contributions to pension trust funds. Equistar also has unfunded supplemental nonqualified retirement plans, which provide pension benefits for certain employees in excess of the tax qualified plans’ limits. In addition, Equistar sponsors unfunded postretirement benefit plans other than pensions, which provide medical and life insurance benefits. The postretirement medical plans are contributory while the life insurance plans are, generally, noncontributory. The life insurance benefits will no longer be provided to employees retiring after July 1, 2002.

The following table provides a reconciliation of benefit obligations, plan assets and the funded status of these plans:

	Pension Benefits		Other Postretirement Benefits
Millions of dollars	2002	2001	2002	2001
Change in benefit obligation:
Benefit obligation, January 1	$147	$120	$112	$92
Service cost	16	16	2	2
Interest cost	11	10	7	6
Plan amendments	(2)	—	(13)	29
Actuarial loss (gain)	8	12	2	(14)
Benefits paid	(10)	(11)	(2)	(3)

Benefit obligation, December 31	170	147	108	112

Change in plan assets:
Fair value of plan assets, January 1	107	117	—	—
Actual return on plan assets	(13)	(6)	—	—
Partnership contributions	18	7	2	3
Benefits paid	(10)	(11)	(2)	(3)

Fair value of plan assets, December 31	102	107	—	—

Funded status	(68)	(40)	(108)	(112)
Unrecognized actuarial and investment loss	76	48	7	5
Unrecognized prior service cost	(2)	—	14	29

Net amount recognized	$6	$8	$(87)	$(78)

Amounts recognized in the Consolidated Balance Sheet consist of:
Prepaid benefit cost	$21	$22	$—	$—
Accrued benefit liability	(51)	(33)	(87)	(78)
Accumulated other comprehensive income	36	19	—	—

Net amount recognized	$6	$8	$(87)	$(78)

The decrease in other postretirement benefit obligations due to plan amendments in 2002 primarily resulted from discontinuing life insurance benefits for employees retiring after July 1, 2002. The increase in other postretirement benefit obligations due to plan amendments in 2001 resulted from a change in the medical plan that increased Equistar’s minimum contribution level per employee by 25%.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pension plans with projected benefit obligations in excess of the fair value of assets are summarized as follows at December 31:

	2002	2001
Projected benefit obligation	$170	$129
Fair value of assets	102	81

Pension plans with accumulated benefit obligations in excess of the fair value of assets are summarized as follows at December 31:

	2002	2001
Accumulated benefit obligation	$123	$106
Fair value of assets	81	81

Net periodic pension and other postretirement benefit costs included the following components:

	Pension Benefits			Other Postretirement Benefits
Millions of dollars	2002	2001	2000	2002	2001	2000
Components of net periodic benefit cost:
Service cost	$16	$16	$17	$2	$2	$2
Interest cost	11	10	9	7	6	6

Actual loss on plan assets	13	6	3	—	—	—
Less-unrecognized loss	(24)	(17)	(11)	—	—	—

Recognized gain on plan assets	(11)	(11)	(8)	—	—	—
Amortization of actuarial and investment loss	4	2	—	—	—	1
Prior service cost	—	—	—	2	—	—
Net effect of curtailments, settlements and special termination benefits	—	3	(1)	—	2	1

Net periodic benefit cost	$20	$20	$17	$11	$10	$10

The assumptions used in determining the net pension cost and the net pension liability were as follows at December 31:

	Pension Benefits			Other Postretirement Benefits
	2002	2001	2000	2002	2001	2000

Weighted-average assumptions as of December 31:
Discount rate	6.50%	7.00%	7.50%	6.50%	7.00%	7.50%
Expected return on plan assets	9.50%	9.50%	9.50%	—	—	—
Rate of compensation increase	4.50%	4.50%	4.50%	—	4.50%	4.50%

The assumed annual rate of increase in the per capita cost of covered health care benefits as of December 31, 2002 was 10.0% for 2003 through 2004, 7.0% for 2005 through 2007 and 5.0% thereafter. The health care cost trend rate assumption does not have a significant effect on the amounts reported due to limits on Equistar’s maximum contribution level under the medical plan. To illustrate, increasing or decreasing the assumed health care cost trend rates by one percentage point in each year would change the accumulated postretirement benefit liability as of December 31, 2002 by less than $1 million and would not have a material effect on the aggregate service and interest cost components of the net periodic postretirement benefit cost for the year then ended.

Equistar also maintains voluntary defined contribution savings plans for eligible employees. Contributions to the plans by Equistar were $13 million, $16 million and $17 million for the years ended December 31, 2002, 2001 and 2000, respectively.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Commitments and Contingencies

Commitments—Equistar has various purchase commitments for materials, supplies and services incident to the ordinary conduct of business, generally for quantities required for Equistar’s businesses and at prevailing market prices. See also Note 5, describing related party commitments.

Equistar is party to various unconditional purchase obligation contracts as a purchaser for products and services, principally for steam and power. At December 31, 2002, future minimum payments under those contracts with noncancelable contract terms in excess of one year and fixed minimum payments were as follows:

Millions of dollars
2003	$164
2004	168
2005	169
2006	157
2007	151
Thereafter through 2023	1,749

Total minimum contract payments	$2,558

Equistar’s total purchases under these agreements were $230 million for the year ended December 31, 2002

Leased Facility—The Lake Charles facility has been idled since the first quarter of 2001. The facility and land, which are included in property, plant and equipment, at a net book value of $160 million, are leased from an affiliate of Occidental under a lease that expires in May 2003. The parties are investigating alternatives related to the facility and land. Management believes that the resolution of these alternatives will not have a material adverse effect on the financial position, liquidity or results of operations of Equistar.

Indemnification Arrangements—Lyondell, Millennium Petrochemicals and Occidental and certain of its subsidiaries have each agreed to provide certain indemnifications to Equistar with respect to the petrochemicals and polymers businesses they each contributed. In addition, Equistar has agreed to assume third party claims that are related to certain contingent liabilities arising prior to the contribution transactions that are asserted prior to December 1, 2004 as to Lyondell and Millennium Petrochemicals, and May 15, 2005 as to Occidental, to the extent the aggregate thereof does not exceed $7 million for each entity, subject to certain terms of the respective asset contribution agreements. From formation through December 31, 2002, Equistar had incurred a total of $20 million for these uninsured claims and liabilities. Lyondell, Millennium and Occidental each remain liable under these indemnification arrangements to the same extent following Lyondell’s acquisition of Occidental’s interest in Equistar as they were before.

Environmental Remediation—Equistar’s accrued liability for environmental matters as of December 31, 2002 was $2 million and related to the Port Arthur facility, which was permanently shut down in February 2001. In the opinion of management, there is currently no material estimable range of loss in excess of the amounts recorded for environmental remediation.

Clean Air Act—The eight-county Houston/Galveston region has been designated a severe non-attainment area for ozone by the U.S. Environmental Protection Agency (“EPA”). Emission reduction controls for nitrogen oxides (“NOx”) must be installed at each of Equistar’s six plants located in the Houston/Galveston region during the next several years. Recently adopted revisions by the regulatory agencies changed the required NOx reduction levels from 90% to 80%. Compliance with the previously proposed 90% reduction standards would have resulted in increased capital investment, estimated at between $200 million and $260 million, before the 2007 deadline, as well as higher annual operating costs for Equistar. Under the revised 80% standard, Equistar estimates that capital expenditures would decrease to between $165 million and $200 million. However, the savings from this revision

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

could be offset by the costs of stricter proposed controls over highly reactive, volatile organic compounds, or HRVOCs. Equistar is still assessing the impact of the proposed HRVOC regulations and there can be no guarantee as to the ultimate capital cost of implementing any final plan developed to ensure ozone attainment by the 2007 deadline. The timing and amount of these expenditures are also subject to regulatory and other uncertainties, as well as obtaining the necessary permits and approvals.

In the United States, the Clean Air Act Amendments of 1990 set minimum levels for oxygenates, such as MTBE, in gasoline sold in areas not meeting specified air quality standards. However, the presence of MTBE in some water supplies in California and other states due to gasoline leaking from underground storage tanks and in surface water from recreational water craft has led to public concern about the use of MTBE. Certain federal and state governmental initiatives in the U.S. have sought either to rescind the oxygen requirement for reformulated gasoline or to restrict or ban the use of MTBE. Equistar’s MTBE sales represented approximately 3% of its total 2002 revenues. The U.S. House of Representatives and the U.S. Senate each passed versions of an omnibus energy bill during 2001 and 2002, respectively. The Senate version of the energy bill would have resulted in a ban on the use of MTBE. The two energy bills were not reconciled during the conference process and an omnibus energy bill was not passed during 2002.

Both the U.S. House of Representatives and the U.S. Senate are expected to pursue an energy bill during the 2003/2004 legislative cycle. If this happens, it is likely that fuel content, including MTBE use, will be a subject of legislative debate. Factors which could be considered in this debate include the impact on gasoline price and supply and the potential for degradation of air quality.

At the state level, a number of states have legislated future MTBE bans. Of these, a number are mid-West states that use ethanol as the oxygenate of choice. Bans in these states should not have an impact on MTBE demand. However, Connecticut, California and New York have bans of MTBE in place effective October 1, 2003, January 1, 2004, and January 1, 2004, respectively. Equistar estimates that California represents 34% of the U.S. MTBE industry demand and 20% of the worldwide MTBE industry demand, while Connecticut and New York combined represent 12% of the U.S. MTBE industry demand and 7% of the worldwide MTBE industry demand.

At this time, Equistar cannot predict the impact that these initiatives will have on MTBE margins or volumes during 2003. However, several major oil companies have announced plans, beginning in 2003, to discontinue the use of MTBE in gasoline produced for California markets. Equistar estimates that the California-market MTBE volumes of these companies account for an estimated 18% of U.S. MTBE industry demand and 10% of worldwide MTBE industry demand. Equistar intends to continue marketing MTBE in the U.S. However, should it become necessary or desirable to reduce MTBE production, Equistar would need to convert raw materials used in MTBE to production of other products. It may be desirable to make capital expenditures to add the flexibility to produce alternative gasoline blending components. The profit margins on these alternatives are likely to be lower than those historically realized on MTBE.

General—Equistar is involved in various lawsuits and proceedings. Subject to the uncertainty inherent in all litigation, management believes the resolution of these proceedings, or any liability arising from the matters discussed in this note, will not have a material adverse effect on the financial position, liquidity or results of operations of Equistar.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    Supplemental Cash Flow Information

Supplemental cash flow information is summarized as follows for the periods presented:

	For the year ended December 31,
Millions of dollars	2002	2001	2000
Cash paid for interest	$200	$171	$180

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.    Segment Information and Related Information

Equistar operates in two reportable segments, petrochemicals and polymers (see Note 1). The accounting policies of the segments are the same as those described in “Summary of Significant Accounting Policies” (see Note 2). No unaffiliated customer accounted for 10% or more of sales during any year in the three-year period ended December 31, 2002.

Summarized financial information concerning Equistar’s reportable segments is shown in the following table. Intersegment sales between the petrochemicals and polymers segments were based on current market prices.

Millions of dollars	Petrochemicals	Polymers	Unallocated	Eliminations	Consolidated
For the year ended December 31, 2002:
Sales and other operating revenues:
Customers	$3,669	$1,868	$—	$—	$5,537
Intersegment	1,288	—	—	(1,288)	—

	4,957	1,868	—	(1,288)	5,537
Operating income (loss)	146	(74)	(116)	—	(44)
Total assets	3,410	1,438	204	—	5,052
Capital expenditures	58	59	1	—	118
Depreciation and amortization expense	217	58	23	—	298

For the year ended December 31, 2001:
Sales and other Operating revenues:
Customers	$3,929	$1,980	$—	$—	$5,909
Intersegment	1,455	—	—	(1,455)	—

	5,384	1,980	—	(1,455)	5,909
Operating income (loss)	275	(186)	(188)	—	(99)
Total assets	3,474	1,400	1,464	—	6,338
Capital expenditures	84	24	2	—	110
Depreciation and Amortization expense	204	58	57	—	319

For the year ended December 31, 2000:
Sales and other Operating revenues:
Customers	$5,144	$2,351	$—	$—	$7,495
Intersegment	1,887	—	—	(1,887)	-—

	7,031	2,351	—	(1,887)	7,495
Operating income (loss)	694	(185)	(175)	—	334
Total assets	3,705	1,575	1,334	—	6,614
Capital expenditures	79	46	6	—	131
Depreciation and amortization expense	199	55	54	—	308

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the details of “Operating income (loss)” as presented above in the “Unallocated” column for the years ended December 31, 2002, 2001 and 2000.

Millions of dollars	2002	2001	2000
Items not allocated to petrochemicals and polymers:
Principally general and administrative expenses	$(116)	$(166)	$(175)
Facility closing costs	—	(22)	—

Operating income (loss)	$(116)	$(188)	$(175)

The following table presents the details of “Total assets” as presented above in the “Unallocated” column as of December 31, for the years indicated:

Millions of dollars	2002	2001	2000
Cash and cash equivalents	$27	$202	$18
Accounts receivable—trade and related parties	—	17	16
Prepaid expenses and other current assets	22	20	17
Property, plant and equipment, net	18	23	35
Goodwill, net	—	1,053	1,086
Other assets, net	137	149	162

Total assets	$204	$1,464	$1,334

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.    Members of the Partnership Governance Committee and Executive Officers of Equistar

Partnership Governance Committee

A Partnership Governance Committee (the “Governance Committee”) manages and controls the business, property and affairs of Equistar, including the determination and implementation of Equistar’s strategic direction. The general partners exercise their authority to manage and control Equistar only through the Governance Committee, subject to delegation to the executive officers discussed below. The Governance Committee consists of six members, called representatives, three appointed by each general partner. The participation rights of any general partner’s representatives may be curtailed to the extent that the general partner or its affiliates cause a default under the partnership agreement. See “The Partnership Agreement” below.

The following biographical information is furnished with respect to each of the members of the Governance Committee. The information includes age as of February 28, 2003, present position, if any, with Equistar, period served as a member of the Governance Committee, and other business experience during at least the past five years.

Dan. F. Smith, 56

Mr. Smith has been a member and Co-Chairman of the Governance Committee since December 1997 and has been Chief Executive Officer of Equistar since December 1997. Mr. Smith has been a director of Lyondell since October 1988. He has been President of Lyondell since August 1994 and Chief Executive Officer of Lyondell since December 1996. Mr. Smith was Chief Operating Officer of Lyondell from May 1993 to December 1996. Prior thereto, Mr. Smith held various senior executive positions with Lyondell and Atlantic Richfield Company (“ARCO”), including Executive Vice President and Chief Financial Officer of Lyondell, Vice President, Corporate Planning of ARCO and Senior Vice President in the areas of management, manufacturing, control and administration for Lyondell and the Lyondell Division of ARCO. Mr. Smith is a director of Cooper Industries, Inc. Mr. Smith also is a member of the Board and the Executive Committee for the American Chemistry Council and is past Chairman of the Operating Board and a member of the Executive Committee for the American Plastics Council.

William M. Landuyt, 47

Mr. Landuyt has been a member and Co-Chairman of the Governance Committee since December 1997. Mr. Landuyt has been Chairman of the Board and Chief Executive Officer of Millennium since 1996. Since June 1997, he also has been President of Millennium. He also is a director of Bethlehem Steel Corporation.

T. Kevin DeNicola, 48

Mr. DeNicola has been a member of the Governance Committee since May 1998. Mr. DeNicola was appointed Senior Vice President and Chief Financial Officer of Lyondell effective as of June 30, 2002. Prior thereto, he served as Vice President, Corporate Development of Lyondell since April 1998, overseeing strategic planning. From 1996 until April 1998, Mr. DeNicola was Director of Investor Relations of Lyondell. Mr.

DeNicola served as Ethylene Products Manager of Lyondell from 1993 until 1996. Mr. DeNicola also serves as a member of the Partnership Governance Committee of LCR.

Kerry A. Galvin, 42

Ms. Galvin has been a member of the Governance Committee since May 2002. Ms. Galvin was appointed Senior Vice President, General Counsel and Secretary of Lyondell in May 2002. Prior thereto, she served as Vice President, General Counsel and Secretary since July 2000. Ms. Galvin has responsibility for legal and governmental affairs for the Lyondell enterprise. Ms. Galvin originally joined Lyondell in 1990 and held various positions in the legal department prior to July 2000, including Associate General Counsel with responsibility for international legal affairs.

Peter P. Hanik, 56

Mr. Hanik has been a member of the Governance Committee since October 2002. Mr. Hanik has been Senior Vice President—Technology of Millennium since March 21, 2001. He was President and Chief Executive Officer of Millennium Petrochemicals from March 1998 to March 21, 2001. Prior to that time, he was Vice President, Chemicals and Supply Chain of Millennium Petrochemicals, where he was responsible for Millennium’s Acetyls business segment.

John E. Lushefski, 47	Mr. Lushefski has been a member of the Governance Committee since December 1997. Mr. Lushefski has been Senior Vice President and Chief Financial Officer of Millennium since 1996.

The Partnership Agreement

Actions Requiring Unanimous Voting

Unless approved by two or more representatives of each of Lyondell and Millennium, the Governance Committee may not take any actions that would permit or cause Equistar, any of its subsidiaries, or any person acting in the name of or on behalf of any of them, directly or indirectly, whether in a single transaction or a series of related transactions, to:

•	engage, participate or invest in any business outside the scope of Equistar’s business as described in the partnership agreement;

•	approve any strategic plan, as well as any amendments or updates to the strategic plan, including the annual update described under “—Strategic Plans and Preparation of an Annual Budget” below;

•	authorize any disposition of assets having a fair market value exceeding $30 million in any one transaction or a series of related transactions not contemplated in an approved strategic plan;

•	authorize any acquisition of assets or any capital expenditure exceeding $30 million that is not contemplated in an approved strategic plan;

•	require capital contributions to Equistar within any fiscal year if the total of contributions required from the partners within that year would exceed $100 million, or if the total of contributions required from the partners within that year and the immediately preceding four years would exceed $300 million, other than contributions (1) contemplated by the asset contribution agreements for each of Lyondell and Millennium, (2) contemplated by an approved strategic plan or (3) required to achieve or maintain compliance with health, safety and environmental laws;

•	authorize the incurrence of debt for borrowed money, unless (1) the debt is to refinance all or a portion of Equistar’s credit facility as contemplated below, (2) after giving effect to the incurrence of the debt and any related transactions, Equistar would be expected to have an “investment grade” debt rating by Moody’s and

S&P or (3) the debt is incurred to refinance the public or bank debt assumed or incurred by Equistar as contemplated by documents relating to Equistar’s formation and the contribution of the Occidental contributed business or to refinance any such refinancing debt; and in the case of each of the three exceptions above, the agreement relating to the debt does not provide that the transfer by a partner of its partnership interests, or a change of control with respect to any partner or any of its affiliates, would either (1) constitute a default under the debt instruments, (2) otherwise accelerate the maturity of the debt or (3) give the lender or holder any “put rights” or similar rights with respect to the debt instrument;

however, unanimous consent is not required for Equistar to refinance any of its synthetic or capitalized leases in effect on March 31, 2002 with debt for borrowed money if the amount of the debt incurred does not in the aggregate exceed the amount required to terminate the synthetic or capitalized lease;

•	make borrowings under one or more of Equistar’s bank credit facilities, uncommitted lines of credit or any credit facility or debt instruments that refinances all or any portion of Equistar’s credit facility or facilities, at any time, if, as a result of any such borrowing, the aggregate principal amount of all borrowings outstanding at that time would exceed $1.75 billion;

•	enter into interest rate protection or other hedging agreements, other than hydrocarbon hedging agreements in the ordinary course of business;

•	enter into any capitalized lease or off-balance sheet financing arrangements involving payments, individually or in the aggregate, by Equistar in excess of $30 million in any fiscal year;

•	cause Equistar or any of its subsidiaries to issue, sell, redeem or acquire any partnership interests in Equistar or other equity securities, or any rights to acquire, or any securities convertible into or exchangeable for, partnership interests or other equity securities;

•	make cash distributions from Equistar in excess of Available Net Operating Cash, as defined below under “—Distribution of Available Net Operating Cash to Equistar’s Partners,” or to make non-cash distributions, except as provided in the partnership agreement in respect of a dissolution or liquidation;

•	appoint or discharge executive officers, other than the Chief Executive Officer, based on the recommendation of the Chief Executive Officer;

•	approve material compensation and benefit plans and policies, material employee policies and material collective bargaining agreements for Equistar’s employees;

•	initiate or settle any litigation or governmental proceedings if the effect of the litigation or proceedings would be material to Equistar’s financial condition;

•	change Equistar’s independent accountants;

•	change Equistar’s method of accounting as adopted in the partnership agreement or make tax elections under the Internal Revenue Code of 1986, as amended, determined to be appropriate by the Governance Committee;

•	create or change the authority of any auxiliary committee;

•	merge, consolidate or convert Equistar or any of its subsidiaries with or into any other entity, other than a wholly owned subsidiary of Equistar;

•	engage in certain bankruptcy and reorganization actions specified in the partnership agreement;

•	exercise any of the powers or rights described below under “—Transactions with Affiliates” with respect to a business conflict involving either (1) LCR, its successors or assigns, (2) Lyondell Methanol Company, L.P. (“LMC”), its successors or assigns or (3) any other affiliate of any of the general partners, if the affiliate’s actions with respect to the conflict circumstance are not controlled by Lyondell or Millennium, other than a business conflict involving the exercise of any rights and remedies with respect to a default under any agreement that is the subject of the conflict; or

•	repay any of Equistar’s long-term debt or any of its long-term synthetic leases that are treated as debt for purposes of federal income tax if, by doing so, the aggregate amount of all such indebtedness would be reduced below $1.825 billion prior to May 15, 2005, and thereafter, below $1.5 billion.

Although unanimous approval by all six members of the Governance Committee is never required, the requirements described above are referred to as “unanimous voting requirements” because two representatives of each of the general partners must agree on any action taken in respect of the enumerated matters.

Transactions with Affiliates

Except as described above under “—Actions Requiring Unanimous Voting,” if a business conflict caused by any transaction or dealing between Equistar, or any of its subsidiaries, and one or more of its general partners, or any of their affiliates, occurs, the other general partner will have sole and exclusive power, at Equistar’s expense, to both (1) control all decisions, elections, notifications, actions, exercises or non-exercises and waivers of all rights, privileges and remedies provided to, or possessed by, Equistar with respect to the conflict and (2) retain and direct legal counsel and to control, assert, enforce, defend, litigate, mediate, arbitrate, settle, compromise or waive any and all claims, disputes and actions if any potential, threatened or asserted claim, dispute or action about a conflict occurs. Any action by the Governance Committee with respect to such a conflict, except as described above under “—Actions Requiring Unanimous Voting,” will require the approval of at least two representatives of the uninvolved general partner, and the representatives of the interested general partner will have no votes.

Strategic Plans and Preparation of an Annual Budget

Equistar is managed under a five-year strategic business plan which is updated annually under the direction of the Chief Executive Officer and presented for approval by the Governance Committee no later than 90 days before the start of the first fiscal year covered by the updated plan. The strategic plan must be approved each year by at least two representatives of each of the general partners. The strategic plan establishes Equistar’s strategic direction, including: plans relating to capital maintenance and enhancement; geographic expansion, acquisitions and dispositions; new product lines; technology; long-term supply and customer arrangements; internal and external financing; environmental and legal compliance; and plans, programs and policies relating to compensation and industrial relations.

In addition, Equistar’s executive officers prepare an annual budget for each fiscal year. Each annual budget includes an operating budget and capital expenditure budget. Each annual budget must be consistent with the information for its fiscal year included in the most recently approved strategic plan. Unless otherwise provided in the most recently approved strategic plan, each annual budget utilizes a format and provides a level of detail consistent with Equistar’s previous annual budget.

If for any fiscal year the Governance Committee fails to approve an updated strategic plan, for that year and each subsequent year before the approval of an updated strategic plan, Equistar’s executive officers will prepare and promptly furnish to the Governance Committee an annual budget consistent with the projections and other information for that year included in the strategic plan most recently approved. The Chief Executive Officer, acting in good faith, shall be entitled to modify any annual budget (1) to satisfy current contractual and compliance obligations and/or (2) to account for other changes in circumstances resulting from the passage of time or the occurrence of events beyond Equistar’s control.

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

Governance Committee Deadlock Over the Strategic Plan

If the Governance Committee has not agreed upon and approved an updated strategic plan by 12 months after the beginning of the first fiscal year that would have been covered by the plan, then Equistar’s general partners are required to submit to a non-binding dispute resolution process. The general partners are required to continue the dispute resolution process until either (1) agreement is reached by the general partners, acting through their representatives, on an updated strategic plan or (2) at least 24 months have elapsed since the beginning of the first fiscal year that was to be covered by the first updated strategic plan for which agreement was not reached and one general partner determines and notifies the other general partner in writing that no agreement resolving the dispute is likely to be reached. Following receipt of notice described above, either general partner may elect to dissolve Equistar.

Distribution of Available Net Operating Cash to Equistar’s Partners

The partnership agreement provides that Equistar must distribute to the partners, as soon as practicable following the end of each month, all Available Net Operating Cash, as defined below.

“Available Net Operating Cash” is defined in the partnership agreement, at the relevant time of determination, as (1) all cash and cash equivalents on hand as of the most recent month’s end, plus the excess, if any, of Equistar’s targeted level of indebtedness over Equistar’s actual indebtedness as of that month’s end, less (2) the Projected Cash Requirements, if any, as of that month’s end, as determined by the executive officers. The targeted level of indebtedness is shown in the most recently updated strategic plan. The actual indebtedness is determined according to generally accepted accounting principles and represents all short term and long term debt.

“Projected Cash Requirements” means, for the 12-month period following any month’s end, the excess, if any, of the sum of Equistar’s:

•	(1) forecast capital expenditures; (2) forecast cash payments for taxes, debt service, including principal and interest payment requirements and other non-cash credits to income; and (3) forecast cash reserves for future operations or other requirements;

over the sum of:

•	(1) forecast net income; (2) forecast depreciation, amortization, other non-cash charges to income, interest expense and tax expenses, in each case to the extent deducted in determining net income; (3) forecast decreases in working capital or minus forecast increases in working capital; and (4) forecast cash proceeds of disposition of assets, net of expenses.

Equistar’s Projected Cash Requirements are calculated, subject to changes in certain circumstances, consistently with the most recently updated strategic plan.

Distributions to the partners of cash or property arising from Equistar’s liquidation would be made according to the capital account balances of the partners. Unless otherwise agreed by the general partners not involved with a business conflict as described under “—Transactions with Affiliates” above, any amount otherwise distributable to a partner as described above will be applied by Equistar to satisfy obligations to Equistar resulting from a partner’s or its affiliate’s failure to (1) pay any interest or principal when due on any indebtedness for borrowed money to Equistar, (2) make any indemnification payment required by its asset contribution agreement that has been finally determined to be due or (3) make any capital contribution required by the partnership agreement, other than as required by the applicable asset contribution agreement.

Indemnification of Each Partner

Equistar has agreed, to the fullest extent permitted by applicable law, to indemnify, defend and hold harmless each partner, its affiliates and its respective officers, directors and employees. This indemnification is from, against and in respect of any liability which the indemnified person may sustain, incur or assume as a result of, or relative to, any third-party claim arising out of or in connection with Equistar’s business, property or affairs. This indemnification does not apply to the extent that it is finally determined that the third-party claim arose out of or was related to actions or omissions of the indemnified partner, its affiliates or any of their respective officers, directors or employees acting in those capacities constituting a breach of the partnership agreement or any related agreement. This indemnification obligation is not intended to, nor will it, affect or take precedence over the indemnity provisions contained in any related agreement. See “Item 13. Certain Relationships and Related Transactions—Asset Contributions by Lyondell and Affiliates of Millennium and Occidental.”

Transfers and Pledges of a Partner’s Interest in Equistar

Without the consent of the general partners, no partner may transfer less than all of its interest in Equistar, nor can any partner transfer its interest other than for cash. If one of the limited partners and its affiliated general partner desire to transfer, via a cash sale, all of their units, they must give written notice to Equistar and the other partners and the non-selling partners shall have the option, exercisable by delivering written acceptance notice of the exercise to the selling partners within 45 days after receiving notice of the sale, to elect to purchase all of the partnership interests of the selling partners on the terms described in the initial notice. If all of the other non-selling partners deliver notice of acceptance, then all of the partnership interests shall be transferred in proportion to the partners’ current percentage interest unless otherwise agreed. If less than all of the non-selling partners deliver notice of acceptance, the partner who delivers notice of acceptance will have the option of purchasing all of the partnership interests up for sale. The notice of acceptance will set a date for closing the purchase which is not less than 30 nor more than 90 days after delivery of the notice of acceptance, subject to extension. The purchase price for the selling partners’ partnership interests will be paid in cash.

If the non-selling partners do not elect to purchase the selling partners’ partnership interests within 45 days after the receipt of initial notice of sale, the selling partners will have a further 180 days during which they may consummate the sale of their units to a third-party purchaser. The sale to a third-party purchaser must be at a purchase price and on other terms that are no more favorable to the purchaser than the terms offered to the non-selling partners. If the sale is not completed within the 180-day period, the initial notice will be deemed to have expired, and a new notice and offer shall be required before the selling partners may make any transfer of their partnership interests.

Before the selling partners may consummate a transfer of their partnership interests to a third party under the partnership agreement, the selling partners must demonstrate that the person willing to serve as the proposed purchaser’s guarantor must have outstanding indebtedness that is rated investment grade by Moody’s and S&P’s. If the proposed guarantor has no rated indebtedness outstanding, it shall provide an opinion from a nationally recognized investment banking firm that it could be reasonably expected to obtain suitable ratings. In addition, a partner may transfer its partnership interests only if, together with satisfying all other requirements (1) the transferee executes an appropriate agreement to be bound by the partnership agreement, (2) the transferor and/or the transferee bears all reasonable costs incurred by Equistar in connection with the transfer and (3) the guarantor of the transferee delivers an agreement to the ultimate parent entity of the non-selling partners and to Equistar substantially in the form of the parent agreement.

A partner will not in any transaction or series of actions, directly or indirectly, pledge all or any part of its partnership interest. However, a partner may at any time assign its right to receive distributions from Equistar so long as the assignment does not purport to assign any (1) right of the partner to participate in or manage Equistar’s affairs, (2) right of the partner to receive any information or accounting of Equistar’s affairs, (3) right of the partner to inspect Equistar’s books or records or (4) any other right of a partner under the partnership agreement or the Delaware Revised Uniform Limited Partnership Act.

In addition, except for any restrictions imposed by the parent agreement described below under “The Parent Agreement,” nothing in Equistar’s partnership agreement will prevent the transfer or pledge by the owner of any capital stock, equity ownership interests or other security of the partner or any affiliate of a partner.

The partnership agreement specifically provides for transfers of a partner’s partnership interest to an affiliate without consent of the other partners. A general partner may transfer all of its units in the partnership to another general partner that is its affiliate if this transfer would not cause Equistar’s dissolution. A limited partner may transfer its units as follows:

•	up to 99% of its units may be transferred to a general partner that is its affiliate, whereupon the limited partner units so transferred will become general partner units;

•	up to 99% of its units may be transferred to another limited partner that is its affiliate; and

•	all of its units may be transferred to another limited partner that is its affiliate if this transfer would not cause Equistar’s dissolution.

In addition, any partner may transfer all of its partnership interest in Equistar to one of its wholly owned affiliates that is not at that time a partner if the transferee executes an instrument reasonably satisfactory to all of the general partners accepting the partnership agreement.

Business Opportunities Which Must be Offered to Equistar

Except as described below, each partner’s affiliates are free to engage in or possess an interest in any other business of any type and to avail themselves of any business opportunity available to it without having to offer Equistar or any partner the opportunity to participate in that business. If a partner’s affiliate desires to initiate or pursue an opportunity to undertake, engage in, acquire or invest in a “related business,” as defined in the partnership agreement, that partner or its affiliate will offer Equistar the business opportunity. A related business is any business related to (1) the manufacturing, marketing and distribution of the types of olefins, polyolefins, ethyl alcohol, ethyl ether and ethylene oxide, ethylene glycol and derivatives of ethylene oxide and ethylene glycol that are specifically set forth in the partnership agreement, (2) the purchasing, processing and disposing of raw materials in connection with the manufacturing, marketing and distributing of the chemicals identified in clause (1) above and (3) any research and development in connection with clauses (1) and (2) above.

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

If the business opportunity is in direct competition with Equistar’s then-existing business and Equistar does not elect to acquire or undertake the business opportunity for its own benefit, then the proposing partner and Equistar shall, if either so elects, seek to negotiate and implement an arrangement whereby Equistar would either (1) acquire or undertake the competing opportunity at the sole cost, expense and benefit of the proposing partner under a mutually acceptable arrangement or (2) enter into a management agreement with the proposing partner to manage the competing opportunity on behalf of the proposing partner on terms and conditions mutually acceptable to the proposing partner and Equistar. Under clause (1) above, the competing opportunity will be treated as a separate business within Equistar.

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

If Equistar is presented with an opportunity to acquire or undertake a business opportunity that it determines not to acquire or undertake, and the representatives of one general partner, but not the other general partner, desires that Equistar acquire or undertake the business opportunity, then Equistar will permit the general partner and its affiliates to acquire or undertake such business opportunity, and the business opportunity shall be treated in the same manner as if the general partner and its affiliates were a proposing partner with respect to the business opportunity.

Amendment of Partnership Agreement

All waivers, modifications, amendments or alterations of the partnership agreement require the written approval of all of the partners in Equistar.

The Parent Agreement

Lyondell, Millennium and Equistar are parties to an amended and restated parent agreement dated November 6, 2002. The following is a summary of the material provisions of the parent agreement.

Guarantee of Obligations Under the Partnership Agreement and Related Party Agreements

Pursuant to the parent agreement, each of Lyondell and Millennium (the “Parents”) has guaranteed, undertaken and promised to cause the due and punctual payment and the full and prompt performance of all of the amounts to be paid and all of the terms and provisions under various agreements, including, without limitation, the partnership agreement and the asset contribution agreements, to be performed or observed by or on the part of certain of their respective subsidiaries, including subsidiaries that are Equistar’s partners, and any other direct or indirect subsidiary of any of the Parents that are parties to these agreements. These subsidiaries collectively are referred to as the “Affiliated Obligors.” The entities that are the limited partners and general partners collectively are referred to as the “Partner Subs.” Additionally, for purposes of agreements related to the partnership that predate August 22, 2002, the term “Affiliated Obligors” includes affiliates of any of Oxy CH Corporation, Occidental Chemical Corporation or Occidental Chemical Holding Corporation if any such affiliate was a party to those related agreements. Insofar as the provisions described in this subsection apply to agreements other than the partnership agreement and the parent agreement, the term “Affiliated Obligors” will not include Equistar or any partner of Equistar in its capacity as a partner. The parent agreement provides expressly that the parent guarantees inure solely to the benefit of the beneficiaries specified in the parent agreement, which consist of Equistar, Lyondell and Lyondell’s Affiliated Obligors and Millennium and Millennium’s Affiliated Obligors. The parent agreement also states that nothing in the agreement confers upon any other person any rights, benefits or remedies by reason of the parent agreement.

Conflict Circumstance

The partnership agreement includes definitions of “Conflict Circumstance,” “Conflicted General Partner” and “Nonconflicted General Partner” and provides that the Nonconflicted General Partners have some exclusive rights to control Equistar with respect to any Conflict Circumstance, generally involving a transaction between Equistar and an affiliate of one of its partners. The guarantee provisions described above do not apply to the parents of the general partners that direct Equistar in connection with these Conflict Circumstances, so that the parents of a Nonconflicted General Partner are not effectively guaranteeing Equistar’s performance of contracts with other parents. However, a parent of a Nonconflicted General Partner may have liability for Equistar’s failure to perform in circumstances where that failure was caused by an act or failure to act of its Partner Sub. Without limiting the rights of the Partner Subs under the partnership agreement, and without prejudice to any rights, remedies or defenses Equistar may have in any other agreement or Conflict Circumstance, each Parent has agreed to cause each of its Partner Subs to both (1) cause Equistar to pay, perform and observe all of the terms and provisions of other agreements to be paid, performed or observed by or on the part of Equistar under the agreements, according to their terms to the extent that the Partner Sub is a Nonconflicted General Partner and is thereby entitled to cause the payment, performance and observance of the terms and provisions and (2) except to the extent inconsistent with its obligations above, abide by its obligations as a Nonconflicted General Partner with respect to any Conflict Circumstance arising in connection with any other agreement according to the terms of the partnership agreement that apply.

Nothing in the provisions described in this subsection shall require a Parent to make or cause a Partner Sub to either (1) cure or mitigate Equistar’s inability to make any payment or to perform or observe any terms and provisions under any other agreements, (2) cause Equistar to require from the Partner Subs any cash contributions in respect of any payment, performance or observance involving a Conflict Circumstance or (3) make any contribution to Equistar that the Partner Sub is not otherwise required to make under terms of the partnership agreement concerning required capital contributions. See “The Partnership Agreement—Transactions with Affiliates.”

Restrictions on Transfer of Partner Sub Stock

Without the consent of the other Parent, no Parent may transfer less than all of its interests in its Partner Subs (the “Partner Sub Stock”) except in compliance with the following provisions.

Each Parent may transfer all, but not less than all, of its Partner Sub Stock, without the consent of the other Parent, if the transfer is in connection with either (1) a merger, consolidation, conversion or share exchange of the transferring Parent or (2) a sale or other disposition of (A) the Partner Sub Stock, plus (B) other assets representing at least 50% of the book value of the transferring Parent’s assets excluding the Partner Sub Stock, as reflected on its most recent audited consolidated or combined financial statements.

In addition, any transfer of Partner Sub Stock by any Parent described above is only permitted if the acquiring, succeeding or surviving entity, if any, both (1) succeeds to and is substituted for the transferring Parent with the same effect as if it had been named in the parent agreement and (2) executes an instrument agreeing to be bound by the obligations of the transferring Parent under the parent agreement, with the same effect as if it had been named in the instrument.

The transferring Parent may be released from its guarantee obligations under the parent agreement after the successor parent agrees to be bound by the Parent’s obligations.

Unless a transfer is permitted under the provisions described above, any Parent desiring to transfer all of its Partner Sub Stock to any person, including another Parent or any affiliate of a Parent, may only transfer its Partner Sub Stock for cash consideration and will give a written right of first option to Equistar and the other Parent. The offeree Parent will have the option to elect to purchase all of the Partner Sub Stock of the selling Parent, on the terms described in the right of first offer. If the offeree Parent does not elect to purchase all of the selling Parent’s Partner Sub Stock within 45 days after the receipt of the initial notice, the selling Parent will have a further 180 days during which it may, subject to the provisions of the following paragraph, consummate the sale of its Partner Sub Stock to a third-party purchaser at a purchase price and on other terms that are no more favorable to the purchaser than the initial terms offered to the offeree Parent. If the sale is not completed within the further 180-day period, the right of first offer will be deemed to have expired and a new right of first offer shall be required before the selling Parent may make any transfer of its Partner Sub Stock.

Before the selling Parent may consummate a transfer of its Partner Sub Stock to a third party under the provisions described in the preceding paragraph, the selling parent shall demonstrate to the other Parent that the proposed purchaser, or the person willing to serve as its guarantor as contemplated by the terms of the parent agreement, has outstanding indebtedness that is rated investment grade by either Moody’s or S&P. If such proposed purchaser or the other person has no rated indebtedness outstanding, that person shall provide an opinion from Moody’s, S&P or from a nationally recognized investment banking firm that it could be reasonably expected to obtain a suitable rating. Moreover, a Parent may transfer its Partner Sub Stock, under the previous paragraph, only if all of the following occur:

•	the transfer is accomplished in a nonpublic offering in compliance with, and exempt from, the registration and qualification requirements of all federal and state securities laws and regulations;

•	the transfer does not cause a default under any material contract which has been approved unanimously by the Governance Committee and to which Equistar is a party or by which Equistar or any of its properties is bound;

•	the transferee executes an appropriate agreement to be bound by the parent agreement;

•	the transferor and/or transferee bears all reasonable costs incurred by Equistar in connection with the transfer;

•	the transferee, or the guarantor of the obligations of the transferee, delivers an agreement to the other Parent and Equistar substantially in the form of the parent agreement; and

•	the proposed transferor is not in default in the timely performance of any of its material obligations to Equistar.

In no event may any Parent transfer the Partner Sub Stock of any of the subsidiaries that hold the direct interests in Equistar to any person unless the transferring Parent simultaneously transfers the Partner Sub Stock of all of its subsidiaries that hold the direct interests in Equistar to that person or a wholly owned affiliate of that person or a common parent.

Competing Business by Owners of Equistar or Their Affiliates

If any of Lyondell, Millennium, Occidental Petroleum Corporation, Occidental Chemical Corporation, Oxy CH Corporation or Occidental Chemical Holding Corporation or any of their affiliates desires to initiate or pursue any opportunity to undertake, engage in, acquire or invest in a business opportunity of the type described under “The Partnership Agreement—Business Opportunities Which Must be Offered to Equistar,” it shall agree to offer that business opportunity to Equistar under the terms and conditions in the partnership agreement as if it were the “proposing partner,” as described in such section. Equistar will have the rights and obligations arising from the offer of the business opportunity granted by the partnership agreement. See “The Partnership Agreement—Business Opportunities Which Must be Offered to Equistar.”

Executive Officers

The Governance Committee has delegated responsibility for day-to-day operations to the executive officers of Equistar. The executive officers consist of a Chief Executive Officer and others as determined from time to time by the Governance Committee. Except for the Chief Executive Officer, the approval of at least two representatives of each of Lyondell and Millennium is required to appoint or discharge executive officers, based upon the recommendation of the Chief Executive Officer.

The Chief Executive Officer holds office for a five-year term, assuming he does not resign or die and is not removed, and need not be an employee of Equistar. The Chief Executive Officer may be removed at any time by action of the Governance Committee. Lyondell has the right to designate Equistar’s Chief Executive Officer, provided the person designated is reasonably acceptable to Millennium.

The following table sets forth the names and ages of the executive officers of Equistar as of February 28, 2003.

Name	Age	Partnership Position
Dan F. Smith	56	Chief Executive Officer
Morris Gelb	56	Chief Operating Officer
Edward J. Dineen	48	Senior Vice President, Chemicals and Polymers
W. Norman Phillips, Jr.	48	Senior Vice President, Fuels and Raw Materials
Charles L. Hall	53	Vice President and Controller

Mr. Smith has been Chief Executive Officer of Equistar since December 1997. Mr. Smith has been a director of Lyondell since October 1988. He has been President of Lyondell since August 1994 and Chief Executive Officer of Lyondell since December 1996. Mr. Smith was Chief Operating Officer of Lyondell from May 1993 to December 1996. Prior thereto, Mr. Smith held various senior executive positions with Lyondell and Atlantic Richfield Company (“ARCO”), including Executive Vice President and Chief Financial Officer of Lyondell, Vice President, Corporate Planning of ARCO and Senior Vice President in the areas of management, manufacturing, control and administration for Lyondell and the Lyondell Division of ARCO. Mr. Smith is a director of Cooper Industries, Inc. and is a member of the Governance Committee of Equistar. Mr. Smith also is a member of the Board and the Executive Committee for the American Chemistry Council and is past Chairman of the Operating Board and a member of the Executive Committee for the American Plastics Council.

Mr. Gelb was appointed Chief Operating Officer of Equistar in March 2002. Mr. Gelb has served as Executive Vice President and Chief Operating Officer of Lyondell since December 1998. Previously, he served as Senior Vice President, Manufacturing, Process Development and Engineering of Lyondell from July 1998 to December 1998. He was named Vice President for Research and Engineering of ARCO Chemical in 1986 and Senior Vice President of ARCO Chemical in July 1997. Mr. Gelb also serves as a member of the Partnership Governance Committee of LCR.

Mr. Dineen was appointed Senior Vice President, Chemicals and Polymers of Equistar in March 2002 and Senior Vice President, Chemicals and Polymers of Lyondell in May 2002. Prior thereto, he served as Senior Vice President, Intermediates and Performance Chemicals of Lyondell since May 2000. Prior to this position, he served as Senior Vice President, Urethanes and Performance Chemicals of Lyondell since July 1998. He served as Vice President, Performance Products and Development for ARCO Chemical beginning in June 1997, and served as Vice President, Planning and Control for ARCO Chemical European Operations from 1993 until his appointment as Vice President, Worldwide CoProducts and Raw Materials in 1995.

Mr. Phillips was appointed Senior Vice President, Fuels and Raw Materials of Equistar in March 2002 and Senior Vice President, Fuels and Raw Materials of Lyondell in May 2002. Prior thereto, he served as Senior Vice President, Polymers of Equistar since August 1998. He was previously Vice President, Petrochemicals of Equistar from December 1997 to August 1998. Mr. Phillips also has served as a Senior Vice President of Lyondell since October 2000. He previously served as Vice President, Polymers of Lyondell from January 1997 to December 1997, and as Vice President of Lyondell with responsibilities in the areas of marketing and operations from 1993 to January 1997. Mr. Phillips also serves as a member of the Partnership Governance Committee of LCR.

Mr. Hall was appointed Vice President and Controller of Equistar and Lyondell in October 2001. Prior thereto, Mr. Hall was with BP plc (formerly BP Amoco plc) for sixteen years in a variety of financial positions, including General Manager – Accounting and Reporting for BP’s North American operations, Controller of Amoco Chemical Company and Assistant Controller of Amoco Corporation. Prior to joining Amoco, Mr. Hall spent ten years with Arthur Young & Company.

Item 11.    Executive Compensation

Summary Compensation Table

The table below provides information regarding the compensation awarded to or earned by Equistar’s Chief Executive Officer and the next three most highly compensated executive officers (collectively, the “named executive officers”) during the fiscal years ended December 31, 2002, 2001 and 2000. Messrs. Gelb, Dineen and Hall provide services to Equistar pursuant to a shared services arrangement, but are employed and compensated by Lyondell. Therefore, they are not considered for inclusion in the following table. See “Item 13. Certain Relationships and Related Transactions – Services and Shared-Site Agreements with Lyondell and Affiliates of Millennium and Occidental.”

Name and Principal Position	Year				Long-Term Compensation		All Other Copensation(5)
		Annual Compensation			Awards	Payouts
		Salary($)	Bonus($)	Other Annual Compensation($)(b)	Securities Underlying Options (#) (c)	Long-term Incentive Payouts ($) (d)
Dan F. Smith (f)	2002	—	—	—	—	—	—
Chief Executive Officer	2001	—	—	—	—	—	—
	2000	—	—	—	—	—	—
Eugene R. Allspach (g)	2002	112,528	37,012	4,365	—	1,311,088	31,868
Former President and	2001	450,112	17,014	18,589	128,223	608,804	69,611
Chief Operating Officer	2000	450,112	103,031	14,720	—	227,220	68,437

W. Norman Phillips, Jr.	2002	305,854	86,372	8,290	69,984	343,633	42,280
Senior Vice President,	2001	296,010	9,324	13,945	55,993	307,142	52,233
Fuels and Raw Materials	2000	288,912	56,685	11,489	—	129,948	49,932

J. R. Fontenot	2002	287,014	79,761	8,327	68,820	285,751	37,765
Vice President,	2001	287,014	116,097	13,145	57,865	250,818	47,683
Research and	2000	270,816	53,134	10,843	—	77,840	50,092
Development

(a)	The bonus amounts shown for Messrs. Allspach, Phillips and Fontenot for 2002 and the bonus amount shown for Mr. Fontenot for 2001 were calculated based on the economic value of the entire Lyondell enterprise (including Equistar). The bonus amounts shown for Messrs. Allspach and Phillips for 2001 were calculated solely with reference to Equistar. Under the Incentive Plan, Mr. Allspach was eligible to receive a pro rated bonus for the number of days during 2002 during which he was employed by Equistar. The bonus amount shown for Mr. Allspach for 2002 reflects the pro rated bonus earned based on the number of days prior to his March 31, 2002 retirement from Equistar. The bonus amounts shown for Messrs. Allspach, Phillips and Fontenot for 2000 represent amounts earned under annual awards granted under Equistar’s previous bonus plan. See “Equistar’s Bonus Plan” below for a description of the annual awards shown for 2000.

(b)	Includes imputed income in respect of Equistar’s Long-Term Disability Plan and tax gross-ups (the additional reimbursement paid to a recipient to cover the federal income tax obligations associated with the underlying benefit, including an additional amount based on maximum applicable income tax rates) in respect of financial counseling reimbursements, as set forth below:

Imputed Income:	Year	Mr. Allspach	Mr. Phillips	Mr. Fontenot
	2002	$992	$4,870	$5,150
	2001	10,456	7,285	7,145
	2000	10,456	7,225	6,579

Financial Counseling Tax Gross-Ups:	Year	Mr. Allspach	Mr. Phillips	Mr. Fontenot
	2002	$3,373	$3,420	$3,177
	2001	8,133	6,660	6,000
	2000	4,264	4,264	4,264

In addition to the financial counseling tax gross-up amounts reflected above for Mr. Allspach for 2002, Mr. Allspach received a $160 tax gross-up during 2002 relating to the contributions described in note (e) below.

(c)	Amounts shown for 2002 represent “Equistar options” awarded under the Incentive Plan during 2002, as described in the Option Grants in 2002 table below. Amounts shown for 2001 represent Equistar options awarded under the Incentive Plan during 2001. When the 2001 and 2002 grants were initially made, Equistar was owned by Lyondell, Millennium and Occidental. The Equistar options give participants the right to receive a cash payment equal to the increase in value of a predetermined number of units whose value is determined by the composite market values of the common stock of Equistar’s owners, weighted in proportions set by Equistar’s Compensation Committee. The initial weighting factors set by the Compensation Committee were: (1) Lyondell, 45%, (2) Millennium, 45%, and (3) Occidental, 10%. However, the Incentive Plan provides that the Compensation Committee has discretion to change the weighting factors. In August 2002, Lyondell purchased Occidental’s interest in Equistar. As a result, the Compensation Committee revised the weighting factors and, based on the revised weighting factors, adjusted the size and exercise price of the 2001 and 2002 grants to reflect the new ownership of Equistar. The revised weighting factors are: (1) Lyondell, 60%, and (2) Millennium, 40%. The amounts shown for 2001 and 2002 reflect the Equistar options awarded during 2001 and 2002, respectively, as revised by the Compensation Committee to reflect the new ownership of Equistar. Mr. Allspach retired from Equistar effective March 31, 2002. As a result, Mr. Allspach did not receive a grant of Equistar options during 2002. The Equistar options granted to Mr. Allspach during 2001 vested upon his retirement. Mr. Allspach has one year after his retirement date to exercise these Equistar options.

(d)	Awards have been made to each of Messrs. Allspach, Phillips and Fontenot under Equistar’s previous bonus plan, known as the Equistar Bonus Plan, which awards entitle them to deferred cash payments made in three annual installments. The amounts shown for 2000 represent the initial one third of the amount earned with respect to 1998. The amounts shown for 2001 represent the initial one third of the amount earned with respect to 1999 and the second one third of the amount earned with respect to 1998. The amounts shown for Messrs. Phillips and Fontenot for 2002 represent the initial one third of the amount earned with respect to 2000, the second one third of the amount earned with respect to 1999 and the final one third of the amount earned with respect to 1998. Mr. Allspach retired from Equistar effective March 31, 2002. The amount shown for 2002 for Mr. Allspach includes a payment of $1,311,088 that Mr. Allspach received pursuant to Equistar’s Bonus Plan as a result of his retirement. The payment includes: $279,655, representing the entire deferred cash payments earned with respect to 2000; $869,133, representing the final two thirds of the deferred cash payments earned with respect to 1999; and $162,300, representing the final one third of the deferred cash payments earned with respect to 1998. In addition, Mr. Allspach will receive a pro rated payment with respect to the performance shares granted to him in 2001 under the Incentive Plan, based on the number of days he was employed by Equistar during the 2001-2003 performance cycle. Any payment made with respect to the performance shares will be made at the same time and in the same manner as made to all other holders of performance shares.

(e)	Includes contributions to the Executive Supplementary Savings Plan, incremental executive medical plan premiums, financial counseling reimbursements and amounts in respect of the Executive Life Insurance Plan, as follows:

	Year	Mr. Allspach	Mr. Phillips	Mr. Fontenot
Executive Supplementary Savings Plan	2002	$8,310	$19,718	$18,546
Incremental Medical Plan Premiums	2002	15,578	15,668	11,607
Financial Counseling Reimbursement	2002	5,621	5,700	5,295
Executive Life Insurance Plan	2002	2,359	1,194	2,317

Mr. Allspach’s incremental medical plan premiums for 2002 shown in the table above include $10,968 paid under the retiree executive medical plan after Mr. Allspach’s March 31, 2002 retirement.

(f)	Mr. Smith serves as the Chief Executive Officer of both Lyondell and Equistar. Mr. Smith does not receive any compensation from Equistar. Equistar pays a fee to Lyondell in recognition of Mr. Smith’s services. See “Item 13. Certain Relationships and Related Transactions—Agreement Regarding Services of Equistar’s Chief Executive Officer.”

(g)	Mr. Allspach retired from Equistar effective March 31, 2002. Salary shown for 2002 reflects salary earned by Mr. Allspach prior to his retirement.

Equistar’s Bonus Plan

Prior to 2001, Equistar provided performance-driven, annual and long-term incentive compensation to selected key employees through the Equistar Bonus Plan. The Bonus Plan integrated current and deferred (or long-term) components. Awards were based on whether Equistar reached its performance and financial goals in critical areas, primarily economic value added. Economic value added was used to measure Equistar’s cash flow performance in excess of a capital charge, which was calculated by multiplying the capital invested in Equistar by Equistar’s weighted average cost of capital.

Awards consisted of a combination of annual (or current cash) and long-term (or deferred cash) compensation. The relative percentages of current cash and deferred cash components were based on the market value of the Bonus Plan participant’s position, with the percentage of deferred cash compensation increasing as compared with current cash compensation as the market value of the Bonus Plan participant’s position increased. The current portion of the awards with respect to 2000 is disclosed under the “Bonus” column of the Summary Compensation Table next to the appropriate year. The deferred cash portion of each award is paid out over three consecutive years, one-third each year, beginning approximately one year from the payment of the related annual cash component. The payout amounts for the deferred compensation component could be adjusted upward, with no cap, or downward, with an 80% floor, based on Equistar’s ongoing results over the three-year period covered by the deferred cash component. The Bonus Plan remains in effect. However, in 2001, Equistar adopted a new Incentive Plan.

Equistar’s Incentive Plan

In 2001, Equistar adopted a new Incentive Plan. Incentive awards under this Incentive Plan were granted to executive officers, beginning in 2001. Equistar believes that the grants of incentive awards under the Incentive Plan are comparable in value to grants of incentive awards in prior years. The 2001 and 2002 awards were made in three forms:

•	Annual cash awards, which reward management for economic value added and financial and operational performance based on other measures selected by Equistar’s Compensation Committee.

•	Equistar options, which give participants the right to receive a cash payment equal to the increase in the value of a predetermined number of units whose value is determined by the composite market values of the common stock of Equistar’s owners, weighted in proportions set by Equistar’s Compensation Committee. The awards have a strike price equal to the weighted composite market value of the current owner companies, vest in annual one-third increments and generally have a term of ten years.

•	Equistar performance shares, which allow participants to receive a cash payment equal to the value of a predetermined number of units whose value is determined by the composite market values of the common stock of Equistar’s current owners, weighted in proportions set by Equistar’s Compensation Committee. The cash payment actually made to participants will depend on the weighted composite total shareholder return for Equistar’s owners over a three-year period.

For 2003, Equistar’s Compensation Committee has added a new type of award, known as restricted Equistar shares. Restricted Equistar shares give participants the right to receive a cash payment equal to the value of a predetermined number of units whose value is determined by the composite market values of the common stock of Equistar’s owners, weighted in proportions set by Equistar’s Compensation Committee. The awards vest in annual one-third increments. At the time of vesting, the participant receives a cash payment equal to two times the value of the vested portion of the award. The awards are subject to forfeiture on employment termination other than for death, disability or retirement.

Equistar believes that the Incentive Plan allows Equistar’s Compensation Committee to make awards that provide appropriate performance and retention incentives to management.

Option Grants in 2002

	Individual Grants				Grant Date Present Value ($)
Name	No. of Securities Underlying Options Granted	% of Total Options Granted to Employees in 2002	Exercise Price ($/Unit)	Expiration Date
Mr. Smith(a)	—	—	—	—	—
Mr. Allspach(b)	—	—	—	—	—
Mr. Phillips(c)	69,087	8.7	13.44	2/21/12	310,201
	897	0.1	16.12	5/24/12	4,673
Mr. Fontenot(c)	68,820	8.6	13.44	2/21/12	309,002

(a)	Mr. Smith serves as the Chief Executive Officer of both Lyondell and Equistar. Mr. Smith does not receive any compensation from Equistar. Equistar pays a fee to Lyondell in recognition of Mr. Smith’s services. See “Item 13. Certain Relationships and Related Transactions—Agreement Regarding Services of Equistar’s Chief Executive Officer.”

(b)	Mr. Allspach retired from Equistar effective March 31, 2002. As a result, Mr. Allspach did not receive a grant of Equistar options during 2002.

(c)	Awards to Messrs. Phillips and Fontenot represent Equistar options granted by Equistar pursuant to the Incentive Plan. Mr. Phillips received a second award during 2002 in connection with a promotion. The Equistar options give participants the right to receive a cash payment equal to the increase in the value of a predetermined number of units whose value is determined by the composite market values of the common stock of Equistar’s owners, weighted in proportions set by Equistar’s Compensation Committee. When the 2002 grants were initially made, Equistar was owned by Lyondell, Millennium and Occidental. The initial weighting factors set by the Compensation Committee were: (1) Lyondell, 45%, (2) Millennium, 45%, and (3) Occidental, 10%. However, the Incentive Plan provides that the Compensation Committee has discretion to change the weighting factors. In August 2002, Lyondell purchased Occidental’s interest in Equistar. As a result, the Compensation Committee revised the weighting factors and, based on the revised weighting factors, adjusted the size and exercise price of the 2002 grants to reflect the new ownership of Equistar. The revised weighting factors are: (1) Lyondell, 60%, and (2) Millennium, 40%. The Equistar options have an exercise price equal to the weighted composite market value of the common stock of the owner companies on the grant date, and vest in one-third annual increments, with the first third vesting on February 21, 2003 (in the case of the grants expiring on February 21, 2012) and May 24, 2003 (in the case of the grant expiring on May 24, 2012). The Equistar options are subject to early vesting under certain specified conditions. The grant date present value per unit of Equistar options granted was estimated using the Black-Scholes option-pricing model, on a three-year basis for each of Equistar’s owners, and based on certain assumptions for each of Equistar’s owners. The Black-Scholes values for the owner companies were then weighted in accordance with the weighting factors set forth above to estimate the grant date present value per unit of Equistar options. The following assumptions were used with respect Lyondell for the grants expiring on February 21, 2012: fair value per share—$4.21; dividend yield—6.06%; expected volatility—46.54%; risk-free interest rate—5.54%; and

maturity in years—10. The following assumptions were used with respect to Millennium for the grants expiring on February 21, 2012: fair value per share—$4.90; dividend yield—4.76%; expected volatility—44.12%; risk-free interest rate—5.54%; and maturity in years—10. The following assumptions were used with respect to Occidental for the grants expiring on February 21, 2012: fair value per share—$7.41; dividend yield—4.62%; expected volatility—34.34%; risk-free interest rate—5.54%; and maturity in years—10. The following assumptions were used with respect Lyondell for the grant expiring on May 24, 2012: fair value per share—$4.87; dividend yield—6.11%; expected volatility—46.50%; risk-free interest rate—5.76%; and maturity in years—10. The following assumptions were used with respect to Millennium for the grant expiring on May 24, 2012: fair value per share—$5.73; dividend yield—3.72%; expected volatility—44.03%; risk-free interest rate—5.76%; and maturity in years—10. The following assumptions were used with respect to Occidental for the grant expiring on May 24, 2012: fair value per share—$8.18; dividend yield—4.37%; expected volatility—32.25%; risk-free interest rate—5.76%; and maturity in years—10. The assumptions outlined above with respect to Lyondell and Millennium were not changed when the weighting factors were revised to reflect the new ownership of Equistar. The assumptions outlined above with respect to Occidental were not used when the weighting factors were revised because Occidental no longer owns an interest in Equistar.

No Equistar options were exercised during 2002 by any named executive officers. The following table shows the number of composite units represented by outstanding Equistar options held by each of the named executive officers as of December 31, 2002, including the value of “in-the-money” Equistar options, which represents the positive spread between the exercise price of any such Equistar option and the year end weighted composite market value.

Option Values at December 31, 2002

Name	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-The-Money Options at Fiscal Year-End ($)
	Exercisable	Unexercisable	Exercisable	Unexercisable
Mr. Smith (a)	—	—	—	—
Mr. Allspach (b)	128,223	—	—	—
Mr. Phillips (c)	18,664	107,313	—	—
Mr. Fontenot (c)	19,288	107,397	—	—

(a)	Mr. Smith serves as the Chief Executive Officer of both Lyondell and Equistar. Mr. Smith does not receive any compensation from Equistar. Equistar pays a fee to Lyondell in recognition of Mr. Smith’s services. See “Item 13. Certain Relationships and Related Transactions—Agreement Regarding Services of Equistar’s Chief Executive Officer.”

(b)	Mr. Allspach retired from Equistar effective March 31, 2002. As a result, Mr. Allspach did not receive a grant of Equistar options during 2002. Upon retirement, Mr. Allspach’s outstanding Equistar options vested. Mr. Allspach has one year after his retirement date to exercise his Equistar options.

(c)	Equistar options were awarded pursuant to the Incentive Plan. The awards have an exercise price equal to the composite market value on the date of grant of the common stock of Equistar’s owner companies, as weighted in proportions set by Equistar’s Compensation Committee to reflect the new ownership of Equistar. The weighting factors set by the Compensation Committee are: (1) Lyondell, 60%, and (2) Millennium, 40%. However, the Incentive Plan provides that the Compensation Committee has discretion to change the weighting factors. The composite market value of the common stock of Equistar’s owner companies on December 31, 2002, as weighted in proportions set by the Compensation Committee, was $11.392.

Long-Term Incentive Plans—Awards in 2002

Name	Number of Shares, Units or Other Rights (#)	Performance or Other Period Until Maturation Or Payout	Estimated Future Payouts under Non-Stock Price-Based Plans
			Threshold (#)	Target (#)	Maximum (#)
Mr. Smith (a)	—	—	—	—	—
Mr. Allspach (b)	—	—	—	—	—
Mr. Phillips (c)	23,375 units	1/1/02-12/31/04	4,675 units	23,375 units	46,750 units
Mr. Fontenot (c)	22,991 units	1/1/02-12/31/04	4,598 units	22,991 units	45,982 units

(a)	Mr. Smith serves as the Chief Executive Officer of both Lyondell and Equistar. Mr. Smith does not receive any compensation from Equistar. Equistar pays a fee to Lyondell in recognition of Mr. Smith’s services. See “Item 13. Certain Relationships and Related Transactions—Agreement Regarding Services of Equistar’s Chief Executive Officer.”

(b)	Mr. Allspach retired from Equistar effective March 31, 2002. As a result, Mr. Allspach did not receive a performance share award during 2002.

(c)	The awards granted to Messrs. Phillips and Fontenot are performance share awards pursuant to the Incentive Plan. Equistar performance share awards allow participants to receive a cash payment equal to the value of a predetermined number of units whose value is determined by the composite market value of the common stock of Equistar’s owners, weighted in proportions set by Equistar’s Compensation Committee. The initial weighting factors set by the Compensation Committee were: (1) Lyondell, 45%, (2) Millennium, 45%, and (3) Occidental, 10%. However, the Incentive Plan provides that the Compensation Committee has discretion to change the weighting factors. In August 2002, Lyondell purchased Occidental’s interest in Equistar. As a result, the Compensation Committee revised the weighting factors and, based on the revised weighting factors, adjusted the size of the grants to reflect the new ownership of Equistar. The revised weighting factors are: (1) Lyondell, 60%, and (2) Millennium, 40%. The information in the table above reflects the performance share awards made during 2002, as revised by the Compensation Committee to reflect the new ownership of Equistar. Equistar performance share awards may only be paid in cash. The cash amount actually paid to participants will depend on the weighted composite total shareholder return for the owner companies over the 2002-2004 performance cycle. The performance target is to achieve total shareholder return (defined as the change in composite fair market value of a unit plus composite dividend yield measured over the course of the performance cycle) during the performance cycle of at least the fiftieth percentile, as compared to the companies in the peer group. In order for any performance shares to be earned, a total shareholder return ranking of at least the thirtieth percentile (the threshold amount) must be achieved; and total shareholder return in the eightieth percentile will result in the maximum payment set forth above. Shareholder returns between the thirtieth and fiftieth percentile, or between the fiftieth and eightieth percentile will be interpolated between the values listed above. The companies composing the peer group are all chemical or specialty chemical companies.

Pension Benefits

The following table shows estimated annual pension benefits payable to Equistar’s employees, including the named executive officers (other than Mr. Smith, who does not receive any compensation from Equistar), upon retirement at age 65 based on credited service as of January 1, 2003, under the provisions of the Equistar Retirement Plan and the Equistar Supplementary Executive Retirement Plan (together, the “Equistar Retirement Plan”).

Pension Plan Table

Average Final Earnings (Base Salary plus Annual Bonus) Highest Three Consecutive Years out of Last 10 Years	Approximate Annual Benefit for Years of Membership Service Indicated (a)
	15 Years	20 Years	25 Years	30 Years	35 Years
$1,200,000	$261,000	$348,000	$435,000	$522,000	$609,000
1,100,000	239,250	319,000	398,750	478,500	558,250
1,000,000	217,500	290,000	362,500	435,000	507,500
900,000	195,750	261,000	326,250	391,500	456,750
800,000	174,000	232,000	290,000	348,000	406,000
700,000	152,250	203,000	253,750	304,500	355,250
600,000	130,500	174,000	217,500	261,000	304,500
500,000	108,750	145,000	181,250	217,500	253,750
400,000	87,000	116,000	145,000	174,000	203,000
300,000	65,250	87,000	108,750	130,500	152,250
200,000	43,500	58,000	72,500	87,000	101,500

(a)	As of December 31, 2002, each of Messrs. Phillips and Fontenot had five years of credited service (rounded to the nearest whole number) under the Equistar Retirement Plan. Mr. Allspach retired from Equistar effective March 31, 2002, with 4.25 years of credited service under the Equistar Retirement Plan.

The amounts shown in the above table are necessarily based upon certain assumptions, including retirement of the employee at age 65, based on credited services as of January 1, 2003, and payment of the benefit under the basic form of allowance provided under the Equistar Retirement Plan (payment for the life of the employee only). The amounts will change if the payment is made under any other form of allowance permitted by the respective retirement plan, or if an employee’s actual retirement occurred after January 1, 2003, since the “annual covered compensation level” of such employee (one of the factors used in computing the annual retirement benefits) may change during the employee’s subsequent years of membership service. The covered compensation for which retirement benefits are computed under the Equistar Retirement Plan is the average of the participant’s highest three consecutive years out of the last ten years of base salary plus annual bonus. Base salary and annual bonus amounts are set forth under the “Salary” and “Bonus” headings in the Summary Compensation Table. The benefits shown are not subject to deduction for Social Security benefits or other offset amounts.

Executive Severance Arrangements and Change in Control

On March 15, 1999, Lyondell’s compensation committee adopted the Lyondell Chemical Company Executive Severance Pay Plan (the “Severance Plan”), which generally applies to all executive officers of Lyondell, including Mr. Smith, and certain other key members of management that are designated by the Chief Executive Officer of Lyondell. Effective as of October 5, 2000, Lyondell’s compensation committee amended and restated the Severance Plan to cover executive officers and other key members of management (as designated by the Chief Executive Officer of Lyondell) of Lyondell’s subsidiaries, including Equistar. The Severance Plan provides for the payment of certain benefits to covered employees upon certain terminations following a Change in Control of Lyondell. Effective as of January 1, 2002, under the Severance Plan, a “Change in Control” of Lyondell means any one of the following events:

•	the incumbent directors of Lyondell (directors as of February 1, 1999 or individuals recommended or approved by a majority of the then incumbent directors other than as a result of either an actual or threatened election contest) cease to constitute at least a majority of Lyondell’s Board of Directors,

•	the shareholders of Lyondell approve a merger, consolidation, or recapitalization of Lyondell, or a sale of substantially all Lyondell’s assets, unless immediately after the consummation of the transaction, the shareholders of Lyondell immediately prior to the transaction would own 80% or more of the then outstanding equity interests and combined voting power of the then outstanding voting securities of the resulting entity, and the incumbent directors at the time of initial approval of the transaction would, immediately after the transaction, constitute a majority of the Board of Directors or similar managing group of such resulting entity,

•	the shareholders of Lyondell approve any plan for the liquidation or dissolution of Lyondell,

•	any person shall become the beneficial owner of more than 20% of the outstanding common stock of Lyondell or combined voting power of all voting securities of Lyondell, unless such person exceeds 20% ownership solely as a result of (A) Lyondell acquiring securities and correspondingly reducing the number of shares or other voting securities outstanding, (B) an acquisition of securities directly from Lyondell except for any conversion of a security that was not acquired directly from Lyondell or (C) a direct or indirect acquisition by Occidental or Millennium (or an affiliate) of beneficial ownership of securities representing (x) in the case of Occidental and its affiliates, no more than 40%, (y) in the case of Millennium and its affiliates, no more than 40%, and (z) in the case of Occidental and Millennium and their respective affiliates in the aggregate, no more than 49% of either the then outstanding common stock or combined voting power of the then outstanding voting securities of Lyondell, as contemplated by any agreement between Lyondell and Occidental and/or Millennium or their affiliates where, as a result of the transaction or series of related transactions, Lyondell or the resulting entity owns a greater percentage equity interest in Equistar than Lyondell owned immediately prior to the transactions. If a person referred to in either (A) or (B) of this clause shall thereafter become the beneficial owner of additional shares of Lyondell’s common stock or other ownership interests representing 1% or more of the outstanding shares of Lyondell’s common stock or 1% or more of the combined voting power of Lyondell (other than by stock split, stock dividend or similar transaction or as a result of an event described in (A), (B) or (C) of this clause), then a Change in Control will be deemed to have occurred.

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

If an employee covered under the Severance Plan is terminated by his or her employer without cause or by the employee for good reason (which includes certain “constructive” terminations) within two years following a Change in Control, the employee will be entitled to receive from Lyondell a payment equal to one times to three times annual earnings, depending on the employee’s position with his or her employer. Annual earnings for this purpose is generally the sum of an employee’s base pay plus target annual bonus. Mr. Smith would receive from Lyondell a payment equal to three times his annual earnings. Each of Messrs. Phillips and Fontenot would receive from Lyondell a payment equal to two times his annual earnings. As a result of his retirement, Mr. Allspach is no longer covered by the Severance Plan. Outstanding Lyondell option awards, if any, to covered employees will be automatically vested. Covered employees will also receive, at Lyondell’s expense: (1) eligibility to commence vested early retirement benefits under Lyondell’s or a subsidiary’s retirement plans, actuarially reduced for early commencement, and retiree medical coverage; (2) continuation of welfare benefit coverages for a period of two years following termination; and (3) outplacement services for a period of one year, at a cost not to exceed $40,000. In addition, covered employees will receive from Lyondell a gross-up payment for the amount of the excise tax liability, if any, imposed pursuant to Code Section 4999 with respect to any benefits paid in connection with the Change in Control. In order to receive benefits under the Severance Plan, a covered employee must sign a general release of claims against Lyondell and its affiliates. Upon a Change in Control, if applicable, Lyondell will also deposit into its Supplemental Executive Benefit Plans Trust any additional assets necessary to fully fund the benefits due under its Supplementary Executive Retirement Plan and Executive Deferral Plan. The Severance Plan may be amended or terminated at any time prior to a Change in Control or, if earlier, prior to the date that a third party submits a proposal to the Board of Directors that is reasonably calculated, in the judgment of Lyondell’s compensation committee, to effect a Change in Control. The Severance Plan may not be amended to deprive a covered employee of benefits after a Change in Control.

Compensation of Partnership Governance Committee Members

Members of the Governance Committee do not receive any compensation from Equistar for their service.

Compensation Committee Interlocks and Insider Participation

The members of Equistar’s Compensation Committee are John A. Hollinshead and John E. Lushefski. Prior to August 22, 2002, Mr. Chazen, Executive Vice President – Development and Chief Financial Officer of Occidental, was a member of Equistar’s Compensation Committee. Mr. Smith, Equistar’s Chief Executive Officer, is also President, Chief Executive Officer and a director of Lyondell. Mr. Hollinshead, Vice President, Human Resources of Lyondell, is an executive officer of Lyondell. Mr. Smith does not receive any compensation from Equistar for his services. Mr. Smith’s compensation is determined by Lyondell’s Compensation Committee. Accordingly, neither the Governance Committee nor the Compensation Committee of Equistar determines Mr. Smith’s compensation.

Lyondell and its affiliates are parties to various agreements and transactions with Equistar. See “Item 13—Certain Relationships and Related Transactions.”

Item 12.    Security Ownership of Certain Beneficial Owners and Management

During 2002, Equistar had a change in ownership. Until August 2002, Equistar, a limited partnership, was wholly owned by subsidiaries of each of Lyondell, Millennium and Occidental. On August 22, 2002, Lyondell purchased Occidental’s 29.5% ownership interest in Equistar by purchasing all of the outstanding stock of the Occidental subsidiaries that were owners of Equistar. As a result of this purchase, Lyondell’s ownership interest in Equistar increased from 41% to 70.5%. Millennium owns the remaining 29.5% interest in Equistar. The following information is given with respect to the owners’ interests in Equistar as of February 28, 2003.

Name and Address of Beneficial Owner	Nature of Beneficial Ownership	Percentage Partnership Interest
Lyondell Petrochemical L.P. Inc.	Limited Partner	21.617%
Two Greenville Crossing
4001 Kennett Pike, Suite 238
Greenville, DE 19807
Lyondell (Pelican) Petrochemical L.P.1, Inc.	Limited Partner	6.623%
Two Greenville Crossing
4001 Kennett Pike, Suite 238
Greenville, DE 19807
Lyondell (Pelican) Petrochemical L.P.2, Inc.	Limited Partner	11.439%
Two Greenville Crossing
4001 Kennett Pike, Suite 238
Greenville, DE 19807
Lyondell LP3 Partners, LP	Limited Partner	30.000%
Two Greenville Crossing
4001 Kennett Pike, Suite 238
Greenville, DE 19807
Millennium Petrochemicals LP LLC	Limited Partner	28.910%
230 Half Mile Road
Red Bank, NJ 07701
Lyondell Petrochemical G.P. Inc.	General Partner	0.821%
1221 McKinney Street, Suite 700
Houston, TX 77010
Millennium Petrochemicals GP LLC	General Partner	0.590%
230 Half Mile Road
Red Bank, NJ 07701

Lyondell directly or indirectly owns 100% of the outstanding capital stock of each of Lyondell Petrochemical L.P. Inc., Lyondell (Pelican) Petrochemical L.P.1, Inc., Lyondell (Pelican) Petrochemical L.P.2, Inc., Lyondell LP3 Partners, LP and Lyondell Petrochemical G.P. Inc. (collectively, the “Lyondell Owner Subsidiaries”). Lyondell has pledged its interests in each of the Lyondell Owner Subsidiaries under its bank credit facility. Millennium indirectly owns 100% of the outstanding equity interests of each of Millennium Petrochemicals LP LLC and Millennium Petrochemicals GP LLC (collectively, the “Millennium Owner Subsidiaries”). Millennium has pledged its interest in each of the Millennium Owner Subsidiaries under its bank credit facility.

Lyondell

Lyondell is a global chemical company. Lyondell had revenues of approximately $3.3 billion for the year ended December 31, 2002, and approximately $7.4 billion of assets at December 31, 2002. Lyondell also is vertically integrated into its key raw materials through its equity ownership in Equistar. Lyondell operates in the following businesses:

•	Intermediate Chemicals and Derivatives. Lyondell is a leading producer of propylene oxide, commonly referred to as PO, and a leading worldwide producer and marketer of PO derivatives. Lyondell also is a leading supplier of toluene diisocyanate and a major producer and marketer of styrene monomer and tertiary butyl alcohol, co-products of Lyondell’s proprietary PO technology.

•	Petrochemicals and Polymers. Lyondell operates in these businesses through its ownership interest in Equistar.

•	Refining. Lyondell owns 58.75% of LCR, which owns one of the largest crude oil refineries in the United States, located in Houston, Texas. The refinery is a full conversion refinery with heavy crude oil processing capability of approximately 268,000 barrels per day of 17 degree API gravity crude oil.

Millennium

Millennium is a major international chemical company, with leading market positions in a broad range of commodity, industrial, performance and specialty chemicals. Millennium manufactures products in 14 plants on four continents. Millennium had revenues of approximately $1.6 billion for the year ended December 31, 2002, and approximately $2.5 billion of assets at December 31, 2002. In addition to its interest in Equistar, Millennium operates in three business segments: Titanium Dioxide and Related Products; Acetyls; and Specialty Chemicals.

Millennium has leading market positions in the United States and the world:

•	Through its Titanium Dioxide and Related Products business segment, Millennium is the second-largest producer of titanium dioxide in the world, with manufacturing facilities in the United States, the United Kingdom, France, Brazil and Australia. Millennium is also the largest merchant seller of titanium tetrachloride in North America and Europe and a major producer of zirconia, silica gel and cadmium-based pigments;

•	Through its Acetyls business segment, Millennium is the second-largest producer of vinyl acetate monomer and acetic acid in North America;

•	Through its Specialty Chemicals business segment, Millennium is a leading producer of terpene-based fragrance and flavor chemicals;

•	Through its 29.5% interest in Equistar, Millennium is a partner in the second-largest producer of ethylene and the third-largest producer of polyethylene in North America, and a leading producer of performance polymers, oxygenated chemicals, aromatics and specialty petrochemicals.

Effect of any Potential Change in Ownership

Lyondell or Millennium may transfer control of their interests in Equistar or engage in mergers or other business combination transactions with a third party or with other owner that could result in a change in control of any one of Lyondell, Millennium or Equistar. Because of the unanimous approval requirements in Equistar’s partnership governance structure, any transfer of an interest in Equistar or change of control of any one of Equistar’s owners could affect the governance of Equistar. Equistar cannot predict how a change of owners would affect Equistar’s operations or business.

Unless waived by each of Equistar’s owners, Equistar’s partnership agreement provides that a direct or indirect transfer of an interest in Equistar generally may occur only if the other owner is first offered the opportunity to purchase the interest and, if the transferee is a third party, the transferee has an “investment grade” debt rating. However, if interests are transferred in connection with a merger or sale of a majority of the other assets of Lyondell or Millennium, the other owner does not have a right of first option and the investment grade requirement is not applicable.

The types of transactions described above could involve third parties and/or either Lyondell or Millennium. Equistar’s owners have discussed, and from time to time may continue to discuss, whether in connection with their ordinary course dialogue regarding Equistar’s business or otherwise, transactions which if consummated could result in a transfer or modification, either directly or indirectly, of their ownership interest in Equistar. For example, in August 2002, Lyondell purchased Occidental’s 29.5% ownership interest in Equistar. Equistar cannot be certain that its owners will not sell, transfer or otherwise modify their ownership interest in Equistar, whether in transactions involving third parties and/or the other owner.

Equistar’s credit facility provides that an event of default occurs if Lyondell and/or Millennium cease to collectively hold at least a 50% interest in Equistar. An event of default under Equistar’s credit facility would permit the lenders to declare amounts outstanding under the credit facility immediately due and payable, which would result in an event of default under the indenture for the Equistar notes due 2008, and could permit the lenders under Equistar’s credit facility to terminate future commitments to make revolving loans and acquire participations in letters of credit or swingline loans. If the lenders accelerated their loans, no assurance can be given that Equistar’s assets would be sufficient to fund the repayment of indebtedness.

Item 13.    Certain Relationships and Related Transactions

During 2002, Equistar had a change in ownership. Until August 2002, Equistar, a limited partnership, was wholly owned by subsidiaries of each of Lyondell, Millennium and Occidental. On August 22, 2002, Lyondell purchased Occidental’s 29.5% ownership interest in Equistar by purchasing all of the outstanding stock of the Occidental subsidiaries that were owners of Equistar. To finance that purchase, Lyondell sold the following to a subsidiary of Occidental: (1) 34 million shares of newly issued Lyondell Series B common stock, (2) warrants to acquire five million shares of Lyondell’s original common stock and (3) a right to receive a contingent payment. As a result of these transactions, Occidental no longer owns an interest in Equistar and Lyondell’s ownership interest in Equistar increased from 41% to 70.5%. Millennium owns the remaining 29.5% interest in Equistar. Based on the most recent Statement on Schedule 13G or 13D, Form 5 or amendments thereto filed with the Securities and Exchange Commission, as of February 28, 2003, Occidental and its subsidiaries collectively beneficially owned 34,568,224 shares of Lyondell’s Series B common stock and warrants to purchase five million shares of Lyondell’s original common stock, representing in the aggregate 23.921% of all of Lyondell’s outstanding common stock. In addition, as a result of the transactions described above, two Occidental executives, Dr. Ray R. Irani, Chairman and Chief Executive Officer, and Stephen I. Chazen, Chief Financial Officer and Executive Vice President, became members of Lyondell’s Board of Directors.

The following summary describes transactions among Equistar and its current owners and their affiliates (including Occidental). Equistar believes that the related party transactions described below were obtained on terms substantially no more or less favorable than those that would have been agreed upon by third parties on an arm’s length basis.

Asset Contributions by Lyondell and Affiliates of Millennium and Occidental

Both Lyondell and Millennium Petrochemicals entered into separate asset contribution agreements on December 1, 1997, providing for the contribution of the Lyondell and Millennium contributed businesses. Wholly owned subsidiaries of Occidental (the “Occidental Subsidiaries”) entered into an asset contribution agreement with Equistar on May 15, 1998, with respect to the transfer of the Occidental contributed business, a portion of which transfer was accomplished through a merger of an Occidental Subsidiary with and into Equistar. Among other things, the asset contribution agreements required representations and warranties by the contributor regarding the transferred assets and indemnification of Equistar by the contributor. These agreements also provide for the assumption by Equistar of, among other things:

•	third-party claims that are related to contingent liabilities arising prior to the contribution transactions that are asserted before December 1, 2004 as to Lyondell and Millennium Petrochemicals, or before May 15, 2005 as to the Occidental Subsidiaries, to the extent the aggregate amount does not exceed, in the case of each of Lyondell, Millennium and the Occidental Subsidiaries, $7 million;

•	third-party claims related to contingent liabilities arising prior to the contribution transactions that are asserted for the first time after December 1, 2004 as to Lyondell and Millennium Petrochemicals, or after May 15, 2005 as to the Occidental Subsidiaries;

•	obligations for $745 million of Lyondell indebtedness, of which $330 million remains outstanding as of December 31, 2002;

•	a $750 million intercompany obligation of Millennium Petrochemicals to an indirect subsidiary of Millennium, which has been repaid;

•	the lease intended for security relating to the Corpus Christi facility contributed by Occidental, which has been repaid;

•	liabilities for products sold after December 1, 1997 as to Lyondell and Millennium Petrochemicals, or after May 15, 1998 as to the Occidental Subsidiaries, regardless of when manufactured;

•	certain post-retirement benefits related to the applicable contributed business or to certain Lyondell employees who became employees of Equistar;

•	in the case of the Millennium Petrochemicals asset contribution agreement, future maintenance and maintenance turnaround costs related to the Millennium contributed business;

•	in the case of each of the Millennium Petrochemicals and the Occidental Subsidiaries asset contribution agreements, obligations under railcar leases under which Equistar is the lessee.

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

Lyondell, Millennium Petrochemicals and Occidental Chemical entered into Master Intellectual Property Agreements and other related agreements with respect to intellectual property with Equistar. These agreements provide for all of the following:

•	the transfer of intellectual property of Lyondell, Millennium Petrochemicals and Occidental Chemical related to the businesses each contributed to Equistar;

•	the grant of irrevocable, non-exclusive, royalty-free licenses to Equistar (without the right to sublicense) with respect to intellectual property retained by Lyondell, Millennium Petrochemicals or Occidental Chemical that is related to Equistar’s business; and

•	the grant of irrevocable, non-exclusive, royalty-free licenses (without the right to sublicense) from Equistar to Lyondell, Millennium Petrochemicals and Occidental Chemical with respect to intellectual property each contributed to Equistar.

Lyondell, Millennium Petrochemicals and the Occidental Subsidiaries each entered into various other conveyance documents with Equistar to effect their asset contributions as provided for in their respective contribution agreements.

Transactions with LMC

Prior to May 2002, LMC was a joint venture of which Lyondell owned 75%. As of May 1, 2002, Lyondell owns 100% of LMC. Equistar provides operating and other services for LMC and acts as sales agent for the methanol products of LMC under the terms of existing agreements that were assumed by Equistar from Lyondell, including the lease to LMC by Equistar of the real property on which LMC’s methanol plant is located. Under the terms of those agreements, LMC pays Equistar a management fee of $6.6 million per year and will reimburse certain expenses of Equistar at cost. The natural gas for LMC’s plant is purchased by Equistar as agent for LMC under Equistar master agreements with various third party suppliers, which master agreements are administered by Lyondell personnel. These sales of natural gas to LMC were $75.6 million in 2002. All of the foregoing arrangements with LMC are expected to continue on terms similar to those described above.

Transactions with LCR

In connection with the formation of Equistar, substantially all of Lyondell’s rights and obligations under the terms of its product sales and raw material purchase agreements with LCR were assigned to Equistar. Accordingly, refinery products, including propane, butane, naphthas, heating oils and gas oils, are sold by LCR to Equistar as raw materials, and some olefins by-products are sold by Equistar to LCR for processing into gasoline. LCR billed Equistar $217.7 million in 2002 in connection with these product sales and Equistar billed LCR $323.7 million in 2002 in connection with these raw material purchases.

Equistar and LCR are also parties to:

•	tolling arrangements under which some of LCR’s co-products are transferred to Equistar and processed by Equistar, with the resulting product being returned to LCR,

•	terminaling and storage obligations,

•	an arrangement under which LCR performs some marine chartering services, and

•	an arrangement under which Equistar performs some marketing services for LCR.

Equistar billed LCR $20.2 million under these agreements in 2002 and LCR billed Equistar $600,000 under these agreements in 2002. All of the agreements between LCR and Equistar are on terms generally representative of prevailing market prices.

Services and Shared-Site Agreements with Lyondell and Affiliates of Millennium and Occidental

Lyondell and Equistar have implemented an agreement to share office space and utilize shared services over a broad range, including information technology, human resources, sales and marketing, raw material supply, supply chain, health, safety and environmental, engineering and research and development, facility services, legal, accounting, treasury, internal audit, and tax (the “Shared Services Agreement”). Employee-related and indirect costs are allocated between the two companies in the manner prescribed in the Shared Services Agreement while direct third party costs, incurred exclusively for either Lyondell or Equistar, are charged directly to that entity. In addition, in November 2002, Lyondell and Equistar entered into an agreement for Lyondell to provide sales services for Equistar outside of North America for EO derivatives. During the year ended December 31, 2002, Lyondell charged Equistar $132.2 million for both the shared services and the international sales services. During the year ended December 31, 2002, Equistar charged Lyondell $9.7 million for the shared services, research and development services and barge and dock usage and related services.

Equistar and Millennium Petrochemicals are parties to a variety of operating, manufacturing and technical service agreements related to the business of Equistar and the vinyl acetate monomer, acetic acid, synthesis gas and methanol businesses of Millennium Petrochemicals. Agreements currently in effect include the provision by Equistar to Millennium Petrochemicals of utilities, fuel streams, and office space. These agreements also include the provision by Millennium Petrochemicals to Equistar of operational services, including utilities as well as barge dock access and related services. As a consequence of services provided by Equistar to Millennium Petrochemicals, Equistar billed Millennium Petrochemicals $9.2 million in 2002. As a consequence of services provided by Millennium Petrochemicals to Equistar, Millennium Petrochemicals billed Equistar $15.7 million in 2002. In the case of services and utilities, prices usually are based on cost recovery or an allocation of costs according to anticipated relative usage. In the case of product sales, prices generally are market-related. Equistar purchases vinyl acetate monomer and glacial acetic acid from Millennium Petrochemicals pursuant to an agreement with Millennium Petrochemicals. Under this agreement, Equistar is required to purchase 100% of its vinyl acetate monomer raw materials requirements for its LaPorte, Texas; Clinton, Iowa; and Morris, Illinois plants for the production of ethylene vinyl acetate products at those locations. The initial term of the contract expired December 31, 2000. The contract automatically renews annually. Either party may terminate on one year’s notice. Neither party has provided notice of termination of the agreement. During the year ended December 31, 2002, Equistar purchased $9.9 million of vinyl acetate monomer and glacial acetic acid from Millennium Petrochemicals. Millennium Petrochemicals purchases ethylene and hydrogen from Equistar. These service and product sales agreements are expected to continue on terms similar to those described above.

Equistar subleases certain railcars from Occidental Chemical, for which Occidental Chemical charged Equistar $6.6 million in 2002. In addition, Equistar leases its Lake Charles facility and the land related thereto from an affiliate of Occidental for $100,000 per year under a lease that expires in May 2003. The Lake Charles facility has been idled since the first quarter of 2001. The Equistar Partnership Agreement provides that, if the Lake Charles lease terminates, one of the former-Occidental subsidiaries (now owned by Lyondell) that owns a 6.623% interest in Equistar could lose its partnership interest in Equistar and no longer be an owner of Equistar. If that occurs, the agreements entered into in August 2002 between Lyondell and Occidental in connection with Lyondell’s purchase of Occidental’s interest in Equistar provide that Occidental will either (1) allow Lyondell or, at Lyondell’s election, Equistar to acquire, operate or receive the benefit of operating the previously-leased Lake Charles facility, (2) pay Lyondell $75 million in cash or (3) if the value is greater than $75 million, transfer or pay to Lyondell 5.4 million shares of Lyondell common stock or the sale proceeds from 5.4 million shares of Lyondell common stock or a combination of both. The parties are investigating alternatives related to the facility and land, which may include contributing the Lake Charles facility to a partnership owned jointly by Occidental and Equistar.

Product Transactions with Occidental Chemical

Equistar and Occidental Chemical entered into an ethylene sales agreement dated effective May 15, 1998. Under the terms of this agreement, Occidental Chemical and its affiliates have agreed to purchase an amount of ethylene from Equistar equal to 100% of the ethylene raw material requirements of Occidental Chemical’s U.S. plants. The ethylene raw material is exclusively for internal use in production at these plants less any quantities up to 250 million pounds per year tolled according to the provisions of the agreement. Upon three years’ notice from either party to the other, the ethylene sales agreement may be “phased down” over a period of not less than five years. No phase down may commence before January 1, 2009. The annual minimum requirements set forth in the agreement must be phased down over at least a five-year period so that the annual required minimum cannot decline to zero prior to December 31, 2013, unless specified force majeure events occur. The ethylene sales agreement provides for sales of ethylene at market-related prices. During 2002, Equistar received aggregate payments from Occidental Chemical and its affiliates of $358.3 million under the ethylene sales agreement.

In addition to ethylene, Equistar made sales of methanol to Occidental Chemical totaling $23,500 in 2002. Also, from time to time, Equistar has entered into over-the-counter derivatives, primarily price swap contracts, related to crude oil with Occidental Energy Marketing, Inc., a subsidiary of Occidental Chemical, to help manage its exposure to commodity price risk with respect to crude oil-related raw material purchases. There were no outstanding price swap contracts during 2002. Equistar purchased various other products from Occidental Chemical at market-related prices totaling $800,000 in 2002.

Ethylene Sales Agreement with Millennium Petrochemicals

Equistar sells ethylene to Millennium Petrochemicals at market-related prices under an agreement entered into in connection with the formation of Equistar. Under this agreement, Millennium Petrochemicals is required to purchase 100% of its ethylene requirements for its La Porte, Texas facility from Equistar. The pricing terms under this agreement between Equistar and Millennium Petrochemicals are similar to the pricing terms under the ethylene sales agreement between Equistar and Occidental Chemical. The initial term of this agreement expired December 1, 2000. The agreement automatically renews annually. Either party may terminate the contract on one year’s notice. Neither party has provided notice of termination of the agreement. Millennium Petrochemicals paid $43.1 million to Equistar for ethylene during 2002.

Product Transactions with Lyondell

Equistar sells ethylene, propylene and benzene to Lyondell at market-related prices pursuant to agreements dated effective as of October 1998, August 1999 and January 1999, respectively. Under the agreements, Lyondell is required to purchase 100% of its benzene, ethylene and propylene requirements for its Channelview and Bayport, Texas facilities, with the exception of quantities of one product that Lyondell is obligated to purchase under a supply agreement with an unrelated third party entered into prior to 1999 and expiring in 2015. The pricing terms under the agreements between Equistar and Lyondell are similar to the pricing terms under the ethylene sales agreement between Equistar and Occidental Chemical. The initial term of each of those agreements between Equistar and Lyondell expires on December 31, 2013 in the case of the ethylene sales agreement, and December 31, 2014 in the case of the propylene and benzene sales agreements. After the initial term, each of the agreements automatically renews for successive one-year periods and either party may terminate any of the agreements on notice of one year. In addition, a wholly owned subsidiary of Lyondell licenses MTBE technology to Equistar. Lyondell also purchases a significant portion of the MTBE produced by Equistar at one of its two Channelview units at market-related prices. Product sales from Equistar to Lyondell in 2002 were $459.4 million. Equistar also purchases by-products from Lyondell at market-related prices. Product sales from Lyondell to Equistar in 2002 were $700,000.

Product Transactions with Oxy Vinyls, LP

Occidental Chemical owns 76% of Oxy Vinyls, LP (“Oxy Vinyls”), a joint venture partnership, the remaining interest in which is held by an unaffiliated party. Equistar sells ethylene to Oxy Vinyls for Oxy Vinyls’ LaPorte, Texas facility at market-related prices pursuant to an agreement that expires on December 31, 2003. Equistar made ethylene sales to Oxy Vinyls totaling $42.0 million in 2002.

Agreement Regarding Services of Equistar’s Chief Executive Officer

Dan F. Smith serves as the Chief Executive Officer of both Lyondell and Equistar and is a director of Lyondell. Mr. Smith receives no compensation from Equistar. Under an agreement between Equistar and Lyondell, Equistar paid $1.3 million to Lyondell as compensation for the services rendered by Mr. Smith as part of the shared services provided by Lyondell during 2002. See “Item 11. Executive Compensation.”

Indemnity Agreement with Occidental Chemical

Effective August 22, 2002 and in connection with Lyondell’s purchase of Occidental’s interest in Equistar, an indemnity agreement between Equistar and Occidental Chemical was terminated. When the indemnity agreement was in effect, Occidental Chemical may have been required to contribute to Equistar an amount equal to up to the lesser of approximately $420 million or the principal amount of the notes due 2009 then outstanding, together with interest. Occidental Chemical would have been required to pay this amount to Equistar only if the holders of the notes due 2009 were not able to obtain payment after pursuing and exhausted all their remedies to compel payment by Equistar and Equistar Funding Corporation, including the liquidation of assets. The indemnity expressly did not create any right in the lenders or holders of the notes due 2009 or any person other than Occidental Chemical, Equistar and the owners of Equistar.

Indemnity Agreement with Millennium America

Effective August 22, 2002 and in connection with Lyondell’s purchase of Occidental’s interest in Equistar, an indemnity agreement between Equistar and Millennium America was terminated. When the indemnity agreement was in effect, Millennium America may have been required to contribute to Equistar an amount equal to up to the lesser of $750 million or the sum of the principal amount outstanding under Equistar’s amended and restated credit facility (not to exceed $275 million) and of the 10.125% senior notes due 2008 then outstanding (not to exceed $475 million), in any case together with interest. Millennium America would have been required to pay this amount to Equistar only if the lenders under Equistar’s amended and restated credit facility and the holders of the notes due 2008 were not able to obtain payment after pursuing and exhausting all their remedies to compel payment by Equistar and Equistar Funding Corporation, including the liquidation of assets. The indemnity expressly did not create any right in the lenders or holders of the notes due 2008 or any person other than Millennium America, Equistar and the owners of Equistar.

Millennium America (or its affiliate) may, in its sole discretion, elect to execute an indemnity agreement in favor of Equistar whereby Millennium America (or its affiliate) may be required to contribute to Equistar an amount equal to up to $300 million of any indebtedness for borrowed money that Millennium America elects at the time the indemnity agreement is executed. The existence of the indemnity would not prevent Equistar from repaying the indemnified amount at any time, and would not create any right in any lender or holder of outstanding notes or any person other than Equistar and its owners.

Debt Instruments of Lyondell Assumed by Equistar

Upon its formation, Equistar assumed $745 million of Lyondell indebtedness, of which $330 million remained outstanding as of December 31, 2002. Lyondell was not released as an obligor at the time of the assumption and, until November 2000, Lyondell remained as a co-obligor on the indebtedness, although as between Equistar and Lyondell, Equistar was primarily liable. In November 2000, Lyondell was added as a guarantor on $400 million of the indebtedness and subsequently the consent of the holders of the indebtedness was obtained to the release of Lyondell as a primary obligor (but not as a guarantor) on such $400 million of indebtedness, of which $300 million remains outstanding at December 31, 2002. Lyondell remains a co-obligor on the remaining $30 million of indebtedness, which matures from 2003 through 2005.

PART IV

Item 14.    Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. During the 90-day period prior to the filing of this Annual Report on Form 10-K, Equistar performed an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer (principal executive officer) and Vice President and Controller (principal financial officer), of the effectiveness of the design and operation of Equistar’s disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and the Vice President and Controller concluded that Equistar’s disclosure controls and procedures are effective.

(b)	Changes in internal controls. There were no significant changes in Equistar’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following exhibits are filed as a part of this report:

Exhibit No.	Description
3.1	Certificate of Limited Partnership of Equistar Chemicals, LP dated as of October 17, 1997(1)
3.1(a)	Certificates of Amendment to the Certificate of Limited Partnership of Equistar Chemicals, LP dated as of May 15, 1998(1)
3.1(b)	Certificate of Amendment to the Certificate of Limited Partnership of Equistar Chemicals, LP dated as of October 31, 2002
3.2	Amended and Restated Limited Partnership Agreement of Equistar Chemicals, LP dated as of November 6, 2002(7)
4.1	Indenture among Equistar Chemicals, LP, Equistar Funding Corporation and The Bank of New York, as Trustee, dated as of January 15, 1999(1)
4.1(a)	Form of Second Supplemental Indenture among Equistar Chemicals, LP, Equistar Funding Corporation and The Bank of New York, as Trustee(1)
4.1(b)

Form of Note (attached as Exhibit A to the Form of Second Supplemental Indenture among Equistar Chemicals, LP, Equistar Funding Corporation and The Bank of New York, as Trustee, filed herewith as Exhibit 4.1(a))(1)

4.2

Amended and Restated Credit Agreement dated as of August 24, 2001 among Equistar Chemicals, LP, the lenders from time to time party thereto and Citicorp USA, Inc. and Credit Suisse First Boston, as co-syndication agents; Bank of America, N.A., as servicing agent and as administrative agent and The Chase Manhattan Bank, as collateral agent and as administrative agent(2)

4.2(a)

Amendment No. 1 dated as of March 26, 2002 to the Amended and Restated Credit Agreement dated as of August 24, 2001 among Equistar Chemicals, LP, the lenders from time to time party thereto and Citicorp USA, Inc. and Credit Suisse First Boston, as co-syndication agents, Bank of America, N.A., as servicing agent and as administrative agent and The Chase Manhattan Bank, as collateral agent and as administrative agent(6)

4.2(b)

Amendment No. 2 dated as of March 7, 2003 to the Amended and Restated Credit Agreement dated as of August 24, 2001 among Equistar Chemicals, LP, the lenders from time to time party thereto and Citicorp USA, Inc. and Credit Suisse First Boston, as co-syndication agents; Bank of America, N.A., as servicing agent and as administrative agent and The Chase Manhattan Bank, as collateral agent and as administrative agent

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

EXECUTIVE COMPENSATION:

10.1	Amended and Restated Lyondell Chemical Company Executive Severance Pay Plan(5)
10.2	Amended and Restated Bonus Plan(5)
10.3	Equistar Chemicals, LP Supplemental Executive Retirement Plan(2)
10.4	Equistar Chemicals, LP Executive Supplementary Savings Plan(2)
10.5	Summary Description of Equistar Chemicals, LP Executive Medical Plan(1)
10.6	Equistar Chemicals, LP Executive Deferral Plan(2)
10.7	Summary Description of Equistar Chemicals, LP Executive Disability Plan(1)
10.8	Summary Description of Equistar Chemicals, LP Executive Life Insurance Plan(1)
10.9	Equistar Chemicals, LP 2001 Incentive Plan

OTHER MATERIAL CONTRACTS:

10.10	Asset Contribution Agreement among Lyondell Chemical Company, Lyondell Petrochemical LP and Equistar Chemicals, LP dated as of December 1, 1997(1)
10.10(a)	First Amendment, dated as of May 15, 1998, to the Asset Contribution Agreement among Lyondell Chemicals Company, Lyondell Petrochemicals LP and Equistar Chemicals, LP dated as of December 1, 1997(1)
10.10(b)	Second Amendment to Lyondell Asset Contribution Agreement, dated as of September 30, 2001, among Lyondell Chemical Company, Lyondell Petrochemical LP Inc. and Equistar Chemicals, LP(4)
10.11	Asset Contribution Agreement among Millennium Petrochemicals Inc., Millennium LP and Equistar Chemicals, LP dated as of December 1, 1997(1)
10.11(a)	First Amendment, dated as of May 15, 1998, to the Asset Contribution Agreement among Millennium Petrochemicals Inc., Millennium LP and Equistar Chemicals, LP dated as of December 1, 1997(1)
10.11(b)	Second Amendment to Millennium Asset Contribution Agreement, dated as of September 30, 2001, among Millennium Petrochemicals Inc., Millennium Petrochemicals LP LLC and Equistar Chemicals, LP(4)

10.12	Master Transaction Agreement among Equistar Chemicals, LP, Occidental Petroleum Corporation, Lyondell Chemical Company and Millennium Chemicals Inc. dated as of May 15, 1998(1)
10.13

Agreement and Plan of Merger and Asset Contribution among Occidental Petrochem Partner 1, Inc., Occidental Petrochem Partner 2, Inc., Oxy Petrochemicals Inc., PDG Chemical Inc. and Equistar Chemicals, LP dated as of May 15, 1998(1)

10.13(a)

First Amendment to Occidental Asset Contribution Agreement, dated as of September 30, 2001, among Occidental Petrochem Partner 1, Inc., Occidental Petrochem Partner 2, Inc., PDG Chemical Inc., Occidental Petrochem Partner GP, Inc. and Equistar Chemicals, LP(4)

10.14	Amended and Restated Parent Agreement dated as of November 6, 2002(7)
10.15	Ethylene Sales Agreement between Equistar Chemicals, LP and Occidental Chemical Corporation dated as of May 15, 1998(1)
12	Statement Concerning Computation of Ratios
21	Subsidiaries of Equistar Chemicals, LP
99.1	Certificate of Principal Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002
99.2	Certificate of Principal Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002
99.3	Consolidated Financial Statements of Lyondell Chemical Company

(1)	Filed as an exhibit to Registrant’s Registration Statement on Form S-4 (No. 333-76473) and incorporated herein by reference.
(2)	Filed as an exhibit to Registrant’s Registration Statement on Form S-4 (No. 333-70048) and incorporated herein by reference.
(3)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
(4)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.
(5)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.
(6)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference.
(7)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.

Copies of exhibits will be furnished upon prepayment of 25 cents per page. Requests should be addressed to the Secretary.

(b)	Consolidated Financial Statements and Financial Statement Schedules

(1)    Consolidated Financial Statements

Report of Independent Accountants

Consolidated Statements of Income

Consolidated Balance Sheets

Consolidated Statements of Cash Flows

Consolidated Statements of Partners’ Capital

Notes to the Consolidated Financial Statements

(2)    Financial Statement Schedules

Financial statement schedules are omitted because they are not applicable or the required information is contained in the Financial Statements or notes thereto.

(c)    Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 11th day of March, 2003.

EQUISTAR CHEMICALS, LP, by its General Partner

LYONDELL PETROCHEMICAL G.P. INC.

By:	/s/ MORRIS GELB
Morris Gelb President

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title (Lyondell Petrochemical G.P. Inc.)	Date

/s/ MORRIS GELB Morris Gelb (Principal Executive Officer)	President and Director	March 11, 2003

/s/ KAREN A. TWITCHELL Karen A. Twitchel (Principal Financial and Accounting Officer)	Vice President and Treasurer	March 11, 2003

/s/ T. KEVIN DENICOLA T. Kevin DeNicola	Director	March 11, 2003

/s/ EDWARD J. DINEEN Edward J. Dineen	Director	March 11, 2003

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 11th day of March, 2003.

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

Name	Title (Millennium Petrochemicals Inc.)	Date

/s/ WILLIAM M. LANDUYT William M. Landuyt (Principal Executive Officer)	Director, President and Chief Executive Officer	March 11, 2003

/s/ JOHN E. LUSHEFSKI John E. Lushefski (Principal Financial and Accounting Officer)	Senior Vice President	March 11, 2003

/s/ TIMOTHY E. DOWDLE Timothy E. Dowdle	Director	March 11, 2003

/s/ DAVID L. VERCOLLONE David L. Vercollone	Director	March 11, 2003

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 11th day of March, 2003.

Name	Title	Date

/s/ DAN F. SMITH Dan F. Smith (Principal Executive Officer)	Chief Executive Officer, Equistar Chemicals, LP, Co-Chairman, Partnership Governance Committee	March 11, 2003

/s/ CHARLES L. HALL Charles L. Hall (Principal Financial and Accounting Officer)	Vice President and Controller, Equistar Chemicals, LP	March 11, 2003

/s/ T. KEVIN DENICOLA T. Kevin DeNicola	Member, Partnership Governance Committee	March 11, 2003

/s/ KERRY A. GALVIN Kerry A. Galvin	Member, Partnership Governance Committee	March 11, 2003

/s/ WILLIAM M. LANDUYT William M. Landuyt	Co-Chairman, Partnership Governance Committee	March 11, 2003

/s/ JOHN E. LUSHEFSKI John E. Lushefski	Member, Partnership Governance Committee	March 11, 2003

/s/ PETER P. HANIK Peter P. Hanik	Member, Partnership Governance Committee	March 11, 2003

CERTIFICATIONS

I, Dan F. Smith, Chief Executive Officer of Equistar Chemicals, LP, certify that:

1.	I have reviewed this annual report on Form 10-K of Equistar Chemicals, LP;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 11, 2003	/s/ DAN F. SMITH
Dan F. Smith Chief Executive Officer (Principal Executive Officer)

I, Charles L. Hall, Vice President and Controller of Equistar Chemicals, LP, certify that:

1.	I have reviewed this annual report on Form 10-K of Equistar Chemicals, LP;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 11, 2003	/s/ CHARLES L. HALL
Charles L. Hall Vice President and Controller (Principal Financial Officer)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED

PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT

REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

Neither an annual report covering the Registrant’s last fiscal year nor proxy materials with respect to any annual or other meeting of security holders have been sent to security holders.