Form 10-Q
period 2003-03-31
EQUISTAR CHEMICALS LP
filed 2003-05-09
CIK 1081158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑                                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ✓     No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes         No  ✓

There is no established public trading market for the registrant’s equity securities.

PART I.    FINANCIAL INFORMATION

EQUISTAR CHEMICALS, LP

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the three months ended March 31,
Millions of dollars	2003	2002
Sales and other operating revenues:
Trade	$1,227	$895
Related parties	414	241

	1,641	1,136

Operating costs and expenses:
Cost of sales	1,676	1,162
Selling, general and administrative expenses	40	40
Research and development expense	9	9
Loss on sale of assets	12	—

	1,737	1,211

Operating loss	(96)	(75)
Interest expense	(50)	(52)
Interest income	1	—
Other income (expense), net	(1)	1

Loss before cumulative effect of accounting change	(146)	(126)
Cumulative effect of accounting change	—	(1,053)

Net loss and comprehensive loss	$(146)	$(1,179)

See Notes to the Consolidated Financial Statements.

EQUISTAR CHEMICALS, LP

CONSOLIDATED BALANCE SHEETS

Millions of dollars	March 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$112	$27
Accounts receivable:
Trade, net	492	490
Related parties	71	135
Inventories	461	424
Prepaid expenses and other current assets	44	50

Total current assets	1,180	1,126
Property, plant and equipment, net	3,469	3,565
Investments	65	65
Other assets, net	329	296

Total assets	$5,043	$5,052

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable:
Trade	$480	$421
Related parties	39	38
Current maturities of long-term debt	332	32
Accrued liabilities	133	223

Total current liabilities	984	714
Long-term debt	1,896	2,196
Other liabilities and deferred revenues	388	221
Commitments and contingencies
Partners’ capital:
Partners’ accounts	1,812	1,958
Accumulated other comprehensive loss	(37)	(37)

Total partners’ capital	1,775	1,921

Total liabilities and partners’ capital	$5,043	$5,052

See Notes to the Consolidated Financial Statements.

EQUISTAR CHEMICALS, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
Millions of dollars	2003	2002
Cash flows from operating activities:
Net loss	$(146)	$(1,179)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Cumulative effect of accounting change	—	1,053
Depreciation and amortization	78	73
Loss on sale of assets	12	—
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	62	(35)
Inventories	(49)	27
Accounts payable	60	52
Other assets and liabilities, net	50	(110)

Cash provided by (used in) operating activities	67	(119)

Cash flows from investing activities:
Proceeds from sale of assets	35	—
Expenditures for property, plant and equipment	(13)	(15)

Cash provided by (used in) investing activities	22	(15)

Cash flows from financing activities:
Net borrowing under lines of credit	—	50
Repayment of long-term debt	(1)	(101)
Other	(3)	(2)

Cash used in financing activities	(4)	(53)

Increase (decrease) in cash and cash equivalents	85	(187)
Cash and cash equivalents at beginning of period	27	202

Cash and cash equivalents at end of period	$112	$15

See Notes to the Consolidated Financial Statements.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    Basis of Preparation

The accompanying consolidated financial statements are unaudited and have been prepared from the books and records of Equistar Chemicals, LP (“Equistar”) in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2002 included in the Equistar 2002 Annual Report on Form 10-K. Certain amounts from prior periods have been reclassified to conform to the current period presentation.

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

3.	Accounting Changes

Equistar has three accounting changes in 2003 and 2002, as discussed below.

Variable Interest Entities—In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN No. 46”), Consolidation of Variable Interest Entities. FIN No. 46 addresses certain situations in which a company should include in its financial statements the assets, liabilities and activities of another entity. FIN No. 46 applies immediately to entities created after January 31, 2003 and, for Equistar, will apply to existing entities beginning in the third quarter 2003. Equistar expects the application of FIN No. 46 to result in the consolidation of an entity from which it leases certain railcars. The consolidation of this entity as of March 31, 2003 would have resulted in a net increase in property, plant and equipment of $114 million, a decrease in prepaid expense of approximately $11 million, a $103 million increase in debt and an immaterial charge reported as the cumulative effect of the accounting change.

Early Extinguishment of Debt—In April 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The primary impact of the statement on Equistar will be the classification of gains or losses that result from the early extinguishment of debt as an element of income before extraordinary items. Also, gains or losses that were originally reported as extraordinary items in prior periods will be reclassified. This change had no effect on the periods ending March 31, 2003 and 2002.

Goodwill and Other Intangible Assets—Effective January 1, 2002, Equistar adopted SFAS No. 142, Goodwill and Other Intangible Assets. Upon implementation of SFAS No. 142, Equistar reviewed goodwill for impairment and concluded that the entire balance of goodwill was impaired, resulting in a $1.1 billion charge that was reported as the cumulative effect of the accounting change as of January 1, 2002. In addition, as a result of implementing SFAS No. 142, earnings in 2002 and subsequent years are favorably affected by $33 million annually because of the elimination of goodwill and its related amortization.

4.    Inventories

Inventories consisted of the following:

Millions of dollars	March 31, 2003	December 31, 2002
Finished goods	$256	$233
Work-in-process	6	12
Raw materials	110	85
Materials and supplies	89	94

Total inventories	$461	$424

5.    Property, Plant and Equipment, Net

The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows:

Millions of dollars	March 31, 2003	December 31, 2002
Land	$77	$80
Manufacturing facilities and equipment	5,954	6,037
Construction in progress	66	60

Total property, plant and equipment	6,097	6,177
Less accumulated depreciation	2,628	2,612

Property, plant and equipment, net	$3,469	$3,565

Depreciation and amortization is summarized as follows:

	For the three months ended March 31,
Millions of dollars	2003	2002
Property, plant and equipment	$63	$60
Turnaround costs	7	7
Software costs	4	4
Other	4	2

Total depreciation and amortization	$78	$73

In addition, amortization of debt issuance costs of $2 million for each of the three month periods ended March 31, 2003 and 2002 is included in interest expense in the Consolidated Statements of Income.

6.	Deferred Revenues

In December 2002, Equistar received a $25 million initial advance from a customer in connection with a long-term product supply agreement under which Equistar is obligated to deliver product at cost-based prices. Equistar will recognize this deferred revenue as the product is delivered, expected to be over the next 9 years. Revenues recognized in first quarter 2003 earnings related to the December 2002 advance were less than $1 million.

On March 31, 2003, Equistar received an advance of approximately $159 million, representing a partial prepayment for product to be delivered under another long-term product supply arrangement, primarily at cost-based prices. Equistar will recognize this deferred revenue over 15 years, as the associated product is delivered.

7.    Long-Term Debt

In March 2003, Equistar obtained amendments to its credit facility making certain financial ratio requirements less restrictive, except that the maximum permitted debt ratios become more restrictive beginning September 30, 2004. Long-term debt consisted of the following:

Millions of dollars	March 31, 2003	December 31, 2002
Bank credit facility:
Revolving credit facility	$—	$—
Term loan due 2007	296	296
Other debt obligations:
Medium-term notes due 2003-2005	30	30
8.50% Notes due 2004	300	300
6.50% Notes due 2006	150	150
10.125% Senior Notes due 2008	700	700
8.75% Notes due 2009	599	599
7.55% Debentures due 2026	150	150
Other	3	3

Total long-term debt	2,228	2,228
Less current maturities	332	32

Total long-term debt, net	$1,896	$2,196

In April 2003, Equistar completed a private placement of $450 million of 10.625% senior notes due in 2011. The proceeds, net of associated fees, are being used to prepay $300 million of 8.5% notes due in the first quarter 2004, approximately $122 million of the $296 million of outstanding term loans under Equistar’s credit facility and prepayment premiums of approximately $17 million.

Lyondell remains a guarantor of $300 million of Equistar debt, consisting of the 6.5% notes due 2006 and the 7.55% debentures due 2026, and a co-obligor with Equistar for $30 million of the medium-term notes due from 2003 to 2005. The unaudited consolidated financial statements of Lyondell are filed as an exhibit to Equistar’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003.

8.    Commitments and Contingencies

Leased Facility—Equistar’s Lake Charles facility has been temporarily idled since the first quarter of 2001. The facility and land, which are included in property, plant and equipment at a net book value of $158 million, are leased from an affiliate of Occidental under a lease that expires in May 2003. The parties are investigating alternatives related to the facility and land. Management believes that the resolution of these alternatives will not have a material adverse effect on the financial position, liquidity or results of operations of Equistar.

Indemnification Arrangements—Lyondell, Millennium and Occidental and certain of its subsidiaries have each agreed to provide certain indemnifications to Equistar with respect to the petrochemicals and polymers businesses they each contributed. In addition, Equistar has agreed to assume third party claims that are related to certain contingent liabilities arising prior to the contribution transactions that are asserted prior to December 1, 2004 as to Lyondell and Millennium, and May 15, 2005 as to Occidental, to the extent the aggregate thereof does not exceed $7 million for each entity, subject to certain terms of the respective asset contribution agreements. From formation through March 31, 2003, Equistar had incurred a total of $20 million for these claims and liabilities. Lyondell, Millennium and Occidental each remain liable under these indemnification arrangements to the same extent as they were before Lyondell’s acquisition of Occidental’s interest in Equistar.

Environmental Remediation—Equistar’s accrued liability for environmental matters as of March 31, 2003 was $1 million and related to the Port Arthur facility, which was permanently shut down in February 2001. In the opinion of management, there is currently no material estimable range of possible loss in excess of the liability recorded for environmental remediation.

Clean Air Act—The eight-county Houston/Galveston region has been designated a severe non-attainment area for ozone by the U.S. Environmental Protection Agency (“EPA”). Emission reduction controls for nitrogen oxides (“NOx”) must be installed at each of Equistar’s six plants located in the Houston/Galveston region during the next several years. Recently adopted revisions by the regulatory agencies changed the required NOx reduction levels from 90% to 80%. Compliance with the previously proposed 90% reduction standards would have resulted in increased capital investment, estimated at between $200 million and $260 million, before the 2007 deadline, as well as higher annual operating costs for Equistar. Under the revised 80% standard, Equistar estimates that the incremental capital expenditures would decrease to between $165 million and $200 million, of which $29 million had been incurred as of March 31, 2003. However, the savings from this revision could be offset by the costs of stricter proposed controls over highly reactive, volatile organic compounds, or HRVOCs. Equistar is still assessing the impact of the proposed HRVOC regulations and there can be no guarantee as to the ultimate cost of implementing any final plan developed to ensure ozone attainment by the 2007 deadline. The timing and amount of these expenditures are subject to regulatory and other uncertainties, as well as obtaining the necessary permits and approvals.

In the United States, the Clean Air Act Amendments of 1990 set minimum levels for oxygenates, such as MTBE, in gasoline sold in areas not meeting specified air quality standards. However, the presence of MTBE in some water supplies in California and other states due to gasoline leaking from underground storage tanks and in surface water from recreational water craft has led to public concern about the use of MTBE. Certain U.S. federal and state governmental initiatives have sought either to rescind the oxygen requirement for reformulated gasoline or to restrict or ban the use of MTBE. Equistar’s MTBE sales represented approximately 3% of its total 2002 revenues. At this time, Equistar cannot predict the impact that these initiatives will have on MTBE margins or volumes during 2003, but any effect on financial position, liquidity, or the results of operations is not expected to be material.

General—Equistar is involved in various lawsuits and proceedings. Subject to the uncertainty inherent in all litigation, management believes the resolution of these proceedings will not have a material adverse effect on the financial position, liquidity or results of operations of Equistar.

9.    Segment and Related Information

Equistar operates in two reportable segments:

•	Petrochemicals, including ethylene, ethylene glycol, ethylene oxide and derivatives, propylene, butadiene, and aromatics; and

•	Polymers, primarily polyethylene.

Summarized financial information concerning Equistar’s reportable segments is shown in the following table. Intersegment sales between the petrochemicals and polymers segments were based on then-current market prices.

Millions of dollars	Petrochemicals	Polymers	Unallocated	Eliminations	Total
For the three months ended March 31, 2003:
Sales and other operating revenues:
Customers	$1,128	$513	$—	$—	$1,641
Intersegment	408	—	—	(408)	—

Total sales and other operating revenues	1,536	513	—	(408)	1,641
Operating loss	(32)	(35)	(29)	—	(96)
Interest expense	—	—	(50)	—	(50)
Interest income	—	—	1	—	1
Other expense, net	—	—	(1)	—	(1)
Net loss	(32)	(35)	(79)	—	(146)

For the three months ended March 31, 2002:
Sales and other operating revenues:
Customers	$726	$410	$—	$—	$1,136
Intersegment	267	—	—	(267)	—

Total sales and other operating revenues	993	410	—	(267)	1,136
Operating loss	(24)	(21)	(30)	—	(75)
Interest expense	—	—	(52)	—	(52)
Other income, net	—	—	1	—	1
Loss before cumulative effect of accounting change	(24)	(21)	(81)	—	(126)

The unallocated amounts included in operating losses consisted principally of general and administrative expenses.

During the first quarter of 2002, Equistar wrote off the entire balance of its goodwill, resulting in a $1.1 billion charge that was reported as the cumulative effect of an accounting change.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with information contained in the Consolidated Financial Statements of Equistar Chemicals, LP (“Equistar”) and the notes thereto.

In addition to comparisons of current operating results with the same period in the prior year, Equistar has included, as additional disclosure, certain “trailing quarter” comparisons of first quarter 2003 operating results to fourth quarter 2002 operating results. Equistar’s businesses are highly cyclical, in addition to experiencing some less significant seasonal effects. Trailing quarter comparisons may offer important insight into the current business direction of Equistar.

References to industry benchmark prices or costs, including the weighted average cost of ethylene production, are generally to industry prices and costs reported by Chemical Marketing Associates, Incorporated (“CMAI”), except that crude oil and natural gas benchmark price references are to industry prices reported by Platts, a reporting service of The McGraw-Hill Companies.

Overview

General—In the first quarter 2003, the chemical industry was adversely affected by the level and volatility of raw material and energy costs. Despite some moderation late in the quarter, the industry experienced significantly higher and more volatile energy and raw material costs in the first quarter 2003 than in the first quarter 2002.

Crude oil and natural gas prices generally have been indicators of the level and direction of movement of raw material and energy costs for Equistar. The following table shows the average benchmark prices for crude oil and natural gas for the first quarter 2003 and 2002, as well as benchmark sales prices for ethylene and co-product propylene, which Equistar produces and sells. The benchmark weighted average cost of ethylene production is based on the estimated ratio of petroleum liquids, or heavy liquids, and natural gas liquids (“NGLs”), or light raw materials, used in U.S. ethylene production and is subject to revision by CMAI based on the actual ratio of heavy liquids to NGLs.

	Average Benchmark Price and Percent Change Versus Prior Year Period Average
	First Quarter 2003	Percent Change	First Quarter 2002
Crude oil—dollars per barrel	34.07	58%	21.60
Natural gas—dollars per million BTUs	6.33	171%	2.34
Weighted average cost of ethylene production—cents per pound	22.68	68%	13.52
Ethylene—cents per pound	28.42	47%	19.33
Propylene—cents per pound	22.67	54%	14.75

Equistar implemented significant price increases in the first quarter 2003 for substantially all of its petrochemicals and polymers products. However, the timing of implementation of these price increases was such that Equistar experienced decreases in average product margins in the first quarter 2003 compared to the first quarter 2002.

U.S. demand for ethylene in the first quarter 2003 grew an estimated 3.8% compared to the first quarter 2002. However, demand for ethylene for all of 2002 only increased 2.2% compared to 2001, a year in which demand contracted by 9.0%.

On March 31, 2003, Equistar completed transactions involving a 15-year propylene supply arrangement and the sale of a polypropylene production facility in Pasadena, Texas. Equistar received total cash proceeds of approximately $194 million, including the value of the polypropylene inventory sold. Approximately $159 million of the total cash proceeds represented a partial prepayment under the propylene supply arrangement.

RESULTS OF OPERATIONS

Net Loss—Equistar had a net loss in the first quarter 2003 of $146 million compared to a net loss before the cumulative effect of an accounting change of $126 million in the first quarter 2002. The increase in net loss was primarily due to lower product margins as a result of rapid increases in raw material and energy costs in the first quarter 2003 compared to the first quarter 2002. In addition, demand was adversely impacted by the global economic uncertainties and product price increases. While the first quarter 2003 included a loss of $12 million from the sale of the polypropylene production facility, the first quarter 2002 included a $33 million negative impact from certain above-market fixed price natural gas and NGL purchase contracts.

First Quarter 2003 versus Fourth Quarter 2002

Equistar’s first quarter 2003 net loss of $146 million increased $32 million compared to the net loss of $114 million in the fourth quarter 2002. The $32 million increase in the net loss included the $12 million loss from the sale of the polypropylene production facility and reflected lower first quarter 2003 product margins. Escalating natural gas and crude oil prices in the first quarter 2003 resulted in significant increases in the cost of ethylene production. The benchmark cost of ethylene in the first quarter 2003 increased nearly 5 cents per pound, or 26%, from the fourth quarter 2002. The timing of petrochemicals and polymers product sales price increases lagged behind the increases in production costs, such that average product margins in the first quarter 2003 were lower than average fourth quarter 2002 product margins.

Segment Data

The following tables reflect selected actual sales volume data, including intersegment sales volumes, and summarized financial information for Equistar’s business segments.

	For the three months ended March 31,
In millions	2003	2002
Selected petrochemicals products:
Olefins (pounds)	3,921	4,137
Aromatics (gallons)	94	86
Polymers products (pounds)	1,397	1,508

Millions of dollars
Sales and other operating revenues:
Petrochemicals segment	$1,536	$993
Polymers segment	513	410
Intersegment eliminations	(408)	(267)

Total	$1,641	$1,136

Cost of sales:
Petrochemicals segment	$1,564	$1,015
Polymers segment	520	414
Intersegment eliminations	(408)	(267)

Total	$1,676	$1,162

Other operating expenses:
Petrochemicals segment	$4	$2
Polymers segment	28	17
Unallocated	29	30

Total	$61	$49

Operating loss:
Petrochemicals segment	$(32)	$(24)
Polymers segment	(35)	(21)
Unallocated	(29)	(30)

Total	$(96)	$(75)

Petrochemicals Segment

Revenues—Revenues of $1.5 billion in the first quarter 2003 increased 55% compared to revenues of $1.0 billion in the first quarter 2002 due to higher sales prices partly offset by lower sales volumes. Benchmark ethylene prices averaged 49% higher in the first quarter 2003 compared to the first quarter 2002 in response to significant increases in the cost of ethylene production, while benchmark propylene sales prices averaged 54% higher. Sales volumes decreased 3% in the first quarter 2003 compared to the first quarter 2002 due to lower co-product production.

Cost of Sales—Cost of sales of $1.6 billion in the first quarter 2003 increased 54% compared to $1.0 billion in the first quarter 2002. The costs of both heavy liquid and NGL based raw materials as well as energy costs increased dramatically in the first quarter 2003 compared to the first quarter 2002. The first quarter 2002 included the effect of certain fixed price natural gas and NGL purchase contracts entered into in early 2001. Equistar’s costs under these fixed-price contracts, which largely expired by the end of the first quarter 2002, were approximately $33 million higher than market-based contracts would have been.

Operating Loss—The operating loss of $32 million in the first quarter 2003 compares to an operating loss of $24 million in the first quarter 2002, which included approximately $33 million of costs related to the above-market, fixed-price contracts discussed above. In addition to the effect of these contracts, the net loss increased $41 million primarily due to lower product margins as higher raw material costs were only partly offset by higher average sales prices in the first quarter 2003 compared to the first quarter 2002.

Polymers Segment

Revenues—Revenues of $513 million in the first quarter 2003 increased 25% compared to revenues of $410 million in the first quarter 2002. The increase was due to higher average sales prices partly offset by a 7% decrease in sales volumes. First quarter 2003 average sales prices increased in response to higher raw material as well as higher energy costs compared to the first quarter 2002. The lower sales volumes reflected a slowing of demand due to economic uncertainty and the negative impact on demand of the higher sales prices.

Cost of Sales—Cost of sales of $532 million in the first quarter 2003 increased 28% compared to $414 million in the first quarter 2002. This increase reflected higher raw material costs, primarily ethylene and propylene, as well as higher energy costs. Benchmark ethylene and propylene costs were 49% and 54% higher, respectively, in the first quarter 2003 compared to the first quarter 2002.

Other Operating Expenses—Other operating expenses were $28 million in the first quarter 2003 and $17 million in the first quarter 2002. The increase was primarily due to the March 31, 2003 sale of Equistar’s polypropylene production facility in Pasadena, Texas, which resulted in a loss on the sale of $12 million.

Operating Loss—For the first quarter 2003, the polymers segment had an operating loss of $35 million compared to an operating loss of $21 million in the first quarter 2002. The higher first quarter 2003 operating loss included the $12 million loss on the sale of the plant as well as lower polymer margins and, to a lesser extent, lower sales volumes. Margins decreased in the first quarter 2003 compared to the first quarter 2002 as higher raw material costs were only partly offset by higher average sales prices.

Unallocated Items

Cumulative Effect of Accounting Change—Effective January 1, 2002, Equistar adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Upon implementation of SFAS No. 142, Equistar reviewed goodwill for impairment and concluded that the entire balance of goodwill was impaired, resulting in a $1.1 billion charge that was reported as the cumulative effect of an accounting change as of January 1, 2002. See Note 3 to Consolidated Financial Statements.

FINANCIAL CONDITION

Operating Activities—Operating activities provided cash of $67 million in the first quarter 2003 and used cash of $119 million in the first quarter 2002. Several factors affected cash provided by operations in the first quarter 2003. The first quarter of each year includes significant payments of annual and semiannual property taxes, interest and compensation-related items, which totaled $152 million in 2003 and $167 million in 2002. Offsetting these payments in 2003, Equistar received approximately $159 million as a partial prepayment for propylene to be delivered over a period of 15 years in connection with the long-term propylene supply arrangement entered into on March 31, 2003. The net effect of these transactions is reflected in the changes in other assets and liabilities in the Consolidated Statements of Cash Flows.

In addition, by managing the main components of working capital—receivables, inventory and payables—Equistar provided cash of $73 million during the first quarter 2003 compared to $44 million in the first quarter 2002, despite the escalating price environment in the first quarter 2003. In consideration of discounts offered to certain customers for early payment for product delivered in March 2003, some receivable amounts were collected in March 2003 that otherwise would have been expected to be collected in April 2003, including $23 million from Lyondell and $46 million from Occidental.

Investing Activities—On March 31, 2003, concurrent with the transaction involving the long-term propylene supply arrangement, Equistar sold a polypropylene production facility in Pasadena, Texas. Equistar received cash proceeds of approximately $35 million, including the value of the polypropylene inventory sold. Equistar recognized a $12 million loss on the sale.

Equistar’s capital expenditures were $13 million in the first quarter 2003 and $15 million in the first quarter 2002. The level of expenditures in both periods reflects cash conservation efforts as a result of the continuing poor business environment. Equistar’s capital budget for 2003 is $97 million, including regulatory and environmental compliance projects.

Financing Activities—Cash used by financing activities was $4 million in the first quarter 2003 compared to $53 million in the first quarter 2002. Upon completion of the transactions involving the 15-year propylene supply arrangement and the sale of the polypropylene production facility, Equistar used a portion of the total cash proceeds of approximately $194 million to repay $104 million of borrowing under the revolving credit facility as of March 31, 2003. Equistar will reinvest the remaining net proceeds in its business. In connection with these transactions, the commitment under the revolving credit facility was reduced by $96 million, to $354 million.

The first quarter 2002 included the scheduled retirement of $100 million principal amount of 9.125% notes, which was partly funded by net borrowing of $50 million under the revolving credit facility.

As a result of continuing adverse conditions in the industry and its debt service obligations, Equistar made no distributions to its partners in the first quarter 2003 nor were any made in 2002.

Equistar obtained amendments to its credit facility and receivables sales agreement in March 2003. See “Liquidity and Capital Resources—Long-Term Debt” and “Liquidity and Capital Resources—Receivables Sale” below.

Liquidity and Capital Resources—At March 31, 2003, Equistar’s long-term debt, including current maturities, totaled $2.2 billion, or approximately 55% of its total capitalization. Equistar had cash on hand of $112 million, reflecting the working capital management efforts noted above under “Operating Activities” as well as the continuing Equistar focus on cash conservation, such as limiting capital expenditures, restricting operating costs, and the product price increases described above. The $354 million revolving credit facility, which matures in August 2006, was undrawn at March 31, 2003. Amounts available under the revolving credit facility are reduced to the extent of outstanding letters of credit provided under the credit facility, which totaled $16 million as of March 31, 2003.

In January 2003, Moody’s changed the rating outlook for both Equistar and Lyondell to negative from stable. Moody’s cited its belief that Equistar’s credit profile is limited by the financial strength of Lyondell, whose outlook was changed primarily as a result of concerns regarding one of its other major joint ventures. The rating and outlook were reaffirmed by Moody’s and Standard & Poor’s (“S&P”), a rating service of the McGraw-Hill Companies, in April 2003 in connection with Equistar’s new debt offering—see “Long-Term Debt” below. The lowering of Equistar’s debt rating could affect its borrowing costs and its ability to refinance debt in the future, and could result in termination of the receivables sales agreement—see “Receivables Sale” below—and a rail car lease.

Management believes that conditions will be such that cash balances, cash generated by operating activities and funds under the credit facility will be adequate to meet anticipated future cash requirements, including scheduled debt repayments, other contractual obligations, necessary capital expenditures and ongoing operations. Future operating performance could be affected by general economic, financial, competitive, legislative, regulatory, business and other factors, many of which are beyond Equistar’s control. If future operating cash flows are less than currently anticipated due to raw material prices or other factors, Equistar may need to reduce or delay capital expenditures, sell assets, or reduce operating expenses.

Long-Term Debt—As a result of continuing adverse conditions in the industry, in March 2003, Equistar obtained amendments to its credit facility to provide additional financial flexibility by making certain financial ratio requirements less restrictive, except that the maximum permitted debt ratios become more restrictive beginning September 30, 2004. The amended credit facility and the indentures governing Equistar’s senior notes contain covenants that, subject to certain exceptions, restrict sale and leaseback transactions, lien incurrence, debt incurrence, sales of assets, investments, non-regulatory capital expenditures, certain payments, and mergers. In addition, the credit facility requires Equistar to maintain specified financial ratios. The financial ratio requirements under Equistar’s credit facility become increasingly restrictive beginning in the fourth quarter 2003. The breach of these covenants would permit the lenders under Equistar’s credit facility and the indentures governing the senior notes to declare the loans immediately payable and would permit the lenders under Equistar’s credit facility to terminate future lending commitments. Equistar was in compliance with all covenants under its debt instruments as of March 31, 2003.

In April 2003, Equistar completed a private placement of $450 million of 10.625% senior notes due in 2011. The proceeds, net of associated fees, are being used to prepay $300 million of 8.5% notes due in the first quarter 2004, approximately $122 million of the $296 million of outstanding term loans under Equistar’s credit facility and prepayment premiums of approximately $17 million.

Deferred Revenues— On March 31, 2003, Equistar received an advance of approximately $159 million, representing a partial prepayment for product to be delivered under a long-term product supply arrangement, primarily at cost-based prices. Equistar will recognize this deferred revenue over 15 years, as the associated product is delivered. See Note 6 to the Consolidated Financial Statements.

Receivables Sale—During October 2002, Equistar entered into an agreement with an independent issuer of receivables-backed commercial paper under which Equistar sold receivables and received cash proceeds of $100 million. The agreement has annual renewal provisions for up to three years. Under the terms of the agreement, Equistar agreed to maintain a debt rating of at least B1 by Moody’s and BB- by S&P. In March 2003, Equistar obtained an amendment to reduce the minimum required debt rating of Moody’s to at least B2, making the Moody’s minimum debt rating consistent with the S&P minimum rating at two rating levels below Moody’s and S&P’s current rating of Equistar debt. If Equistar does not maintain the minimum ratings, the receivables agreement may be terminated.

CURRENT BUSINESS OUTLOOK

Equistar’s raw material and energy costs, which peaked in late February and early March 2003, have receded in late March and April 2003. Sales price increases in Equistar’s ethylene chain and co-products, coupled with the moderation of raw material and energy costs, have improved ethylene production economics, particularly for production using crude oil-based raw materials. However, the combination of higher product prices and global economic and political uncertainty is negatively impacting demand and sales volumes early in the second quarter 2003.

Global economic weakness, combined with uncertainty following the war in Iraq, make it difficult to provide a near-term outlook. Nevertheless, product margins have improved and Equistar believes that, barring further economic deterioration, undue pricing pressure or a resumption of raw material and energy cost increases, the industry is positioned to show a significant near-term improvement as demand recovers. More importantly, the longer-term fundamentals in its business lines are favorable, and Equistar’s operations are expected to benefit when current global events and economic uncertainties are resolved.

RECENT ACCOUNTING STANDARDS

Equistar is implementing two accounting changes in 2003, as discussed in Note 3 to the Consolidated Financial Statements. Beginning in 2003, Equistar will classify gains or losses that result from the early extinguishment of debt as an element of income before extraordinary items. Also, gains or losses that were originally reported as extraordinary items in prior periods will be reclassified. This change had no effect on the periods ending March 31, 2003 and 2002.

In addition, Equistar expects the application of Interpretation No. 46 (“FIN No. 46”), Consolidation of Variable Interest Entities, to result in the consolidation of the entity from which it leases certain railcars. The consolidation of this entity as of March 31, 2003 would have resulted in a net increase in property, plant and equipment of $114 million, a decrease in prepaid expense of approximately $11 million, a $103 million increase in debt and an immaterial charge reported as the cumulative effect of the accounting change. Equistar does not expect implementation of FIN No. 46 to affect its compliance with the covenants under its debt facilities.

Item 3.    Disclosure of Market and Regulatory Risk.

Equistar’s exposure to market and regulatory risks is described in Item 7a of its Annual Report on Form 10-K for the year ended December 31, 2002. Equistar’s exposure to market and regulatory risks has not changed materially in the quarter ended March 31, 2003.

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

FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this report are “forward-looking statements” within the meaning of the federal securities laws. Although Equistar believes the current expectations reflected in such forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties, and Equistar can give no assurance that such expectations will prove to have been correct. Equistar’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including:

•	the cyclical nature of the chemical industry,

•	the availability, cost and volatility of raw materials and utilities,

•	uncertainties associated with the United States and worldwide economies, including those due to the war in Iraq and political tensions in the Middle East and elsewhere,

•	current and potential governmental regulatory actions in the United States and regulatory actions and political unrest in other countries,

•	industry production capacity and operating rates,

•	the supply/demand balance for Equistar’s products,

•	competitive products and pricing pressures,

•	access to capital markets,

•	potential terrorist acts,

•	operating interruptions (including leaks, explosions, fires, weather-related incidents, mechanical failure, unscheduled downtime, labor difficulties, transportation interruptions, spills and releases and other environmental risks),

•	technological developments, and

•	Equistar’s ability to implement its business strategies, including cost reductions.

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

All forward-looking statements in this Form 10-Q are qualified in their entirety by the cautionary statements contained in this section and in Equistar’s Annual Report on Form 10-K for the year ended December 31, 2002. In addition, this Form 10-Q contains summaries of contracts and other documents. These summaries may not contain all of the information that is important to an investor, and reference is made to the actual contract or document for a more complete understanding of the contract or document involved.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

There have been no material developments with respect to Equistar’s legal proceedings previously reported in the Annual Report on Form 10-K for the year ended December 31, 2002.

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits

4.6		Indenture dated as of April 22, 2003 among Equistar Chemicals, LP, Equistar Funding Corporation and The Bank of New York, as Trustee

4.6	(a)	Form of Note dated as of April 22, 2003 (attached as Exhibit A to the Indenture filed herewith as Exhibit 4.6)

4.7

Registration Rights Agreement dated as of April 22, 2003 among Equistar Chemicals, LP, Equistar Funding Corporation, and Citigroup Global Markets Inc., Banc of America Securities LLC, Credit Suisse First Boston LLC and J.P. Morgan Securities Inc., as representatives of the several initial purchasers

99.1		Certificate of Principal Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.2		Certificate of Principal Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.3		Consolidated Financial Statements (Unaudited) of Lyondell Chemical Company

(b)    Reports on Form 8-K

The following Current Reports on Form 8-K were filed or furnished during the quarter ended March 31, 2003 and through the date hereof:

Date of Report	Item No.	Financial Statements
March 31, 2003	5	No
April 14, 2003	5, 7, and 9	No
April 16, 2003	5 and 7	No

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUISTAR CHEMICALS, LP

Dated: May 9, 2003	/S/ CHARLES L. HALL
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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003	/S/ DAN F. SMITH
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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003	/S/ CHARLES L. HALL
Charles L. Hall
Vice President and Controller
(Principal Financial Officer)