Form 10-Q
period 2003-06-30
EQUISTAR CHEMICALS LP
filed 2003-08-08
CIK 1081158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

PART I. FINANCIAL INFORMATION

EQUISTAR CHEMICALS, LP

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the three months ended June 30,		For the six months ended June 30,
Millions of dollars	2003	2002	2003	2002
Sales and other operating revenues:
Trade	$1,217	$1,111	$2,444	$2,006
Related parties	380	351	794	592

	1,597	1,462	3,238	2,598
Operating costs and expenses:
Cost of sales	1,517	1,390	3,193	2,552
Selling, general and administrative expenses	44	41	84	81
Research and development expense	10	9	19	18
Loss on sales of assets	2	—	14	—

	1,573	1,440	3,310	2,651

Operating income (loss)	24	22	(72)	(53)
Interest expense	(56)	(51)	(106)	(103)
Interest income	3	1	4	1
Other income (expense), net	(20)	—	(21)	1

Loss before cumulative effect of accounting change	(49)	(28)	(195)	(154)
Cumulative effect of accounting change	—	—	—	(1,053)

Net loss and comprehensive loss	$(49)	$(28)	$(195)	$(1,207)

See Notes to the Consolidated Financial Statements.

EQUISTAR CHEMICALS, LP

CONSOLIDATED BALANCE SHEETS

Millions of dollars	June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$143	$27
Accounts receivable:
Trade, net	445	490
Related parties	114	135
Inventories	478	424
Prepaid expenses and other current assets	36	50

Total current assets	1,216	1,126

Property, plant and equipment, net	3,405	3,565
Investments	65	65
Other assets, net	343	296

Total assets	$5,029	$5,052

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable:
Trade	$436	$421
Related parties	46	38
Current maturities of long-term debt	31	32
Accrued liabilities	176	223

Total current liabilities	689	714

Long-term debt	2,223	2,196
Other liabilities and deferred revenues	391	221
Commitments and contingencies
Partners’ capital:
Partners’ accounts	1,763	1,958
Accumulated other comprehensive loss	(37)	(37)

Total partners’ capital	1,726	1,921

Total liabilities and partners’ capital	$5,029	$5,052

See Notes to the Consolidated Financial Statements.

EQUISTAR CHEMICALS, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
Millions of dollars	2003	2002
Cash flows from operating activities:
Net loss	$(195)	$(1,207)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Cumulative effect of accounting change	—	1,053
Depreciation and amortization	154	147
Debt refinancing charge	19	—
Loss on sales of assets	14	—
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	66	(157)
Inventories	(66)	3
Accounts payable	23	68
Other assets and liabilities, net	84	(46)

Cash provided by (used in) operating activities	99	(139)

Cash flows from investing activities:
Proceeds from sales of assets	54	—
Expenditures for property, plant and equipment	(34)	(29)
Contributions to affiliates	—	(6)

Cash provided by (used in) investing activities	20	(35)

Cash flows from financing activities:
Issuance of long-term debt	440	—
Repayment of long-term debt	(440)	(101)
Net borrowing under lines of credit	—	100
Other	(3)	(2)

Cash used in financing activities	(3)	(3)

Increase (decrease) in cash and cash equivalents	116	(177)
Cash and cash equivalents at beginning of period	27	202

Cash and cash equivalents at end of period	$143	$25

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

3.    Accounting Changes

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150—Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The statement establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that certain financial instruments be classified as liabilities, or assets in some circumstances. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective for Equistar beginning in the third quarter 2003. Equistar does not expect SFAS No. 150 to have a material impact on its consolidated financial statements.

Equistar is implementing three accounting changes as discussed below.

Variable Interest Entities—In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 addresses certain situations in which a company should include in its financial statements the assets, liabilities and activities of another entity. FIN 46 applies immediately to entities created after January 31, 2003 and, for Equistar, applies to existing entities beginning in the third quarter 2003. The application of FIN 46 will result in the consolidation of an entity from which Equistar leases certain railcars. The consolidation of this entity as of June 30, 2003 would have resulted in a net increase in property, plant and equipment of $112 million, a decrease in prepaid expense of approximately $10 million and a $102 million increase in debt. The cumulative effect on income would not have been material.

Early Extinguishment of Debt—In April 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The primary impact of the statement on Equistar is the classification of gains or losses that result from the early extinguishment of debt as an element of income before extraordinary items. The Consolidated Statements of Income and Comprehensive Income reflect these changes for all periods presented.

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

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

4.    Accounts Receivable

Under the terms of an October 2002 receivables sales agreement, Equistar agreed to sell, on an ongoing basis and without recourse, designated accounts receivable, up to a maximum of $100 million. The agreement is subject to Equistar maintaining its current debt rating by Standard & Poor’s rating service of the McGraw-Hill Companies and maintaining a rating no lower than one level below its current debt rating by Moody’s Investors Service. At June 30, 2003 and December 31, 2002, the balances of Equistar’s accounts receivable sold under this arrangement were $100 million and $81 million, respectively.

5.    Inventories

Inventories consisted of the following:

Millions of dollars	June 30, 2003	December 31, 2002
Finished goods	$274	$233
Work-in-process	14	12
Raw materials	101	85
Materials and supplies	89	94

Total inventories	$478	$424

6.    Property, Plant and Equipment, Net

The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows:

Millions of dollars	June 30, 2003	December 31, 2002
Land	$76	$80
Manufacturing facilities and equipment	5,960	6,037
Construction in progress	61	60

Total property, plant and equipment	6,097	6,177
Less accumulated depreciation	2,692	2,612

Property, plant and equipment, net	$3,405	$3,565

Depreciation and amortization of asset costs is summarized as follows:

	For the three months ended June 30,		For the six months ended June 30,
Millions of dollars	2003	2002	2003	2002
Property, plant and equipment	$61	$59	$124	$119
Turnaround costs	7	5	14	12
Software costs	4	4	8	8
Other	4	6	8	8

Total depreciation and amortization	$76	$74	$154	$147

In addition, amortization of debt issuance costs of $2 million for each of the three month periods ended June 30, 2003 and 2002 and $4 million and $3 million for the six months ended June 30, 2003 and 2002, respectively, is included in interest expense in the Consolidated Statements of Income and Comprehensive Income.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

7.    Deferred Revenues

In December 2002, Equistar received a $25 million initial advance from a customer in connection with a long-term product supply agreement under which Equistar is obligated to deliver product at cost-based prices. Equistar will recognize this deferred revenue as the product is delivered, expected to be over 9 years.

On March 31, 2003, Equistar received an advance of approximately $159 million, representing a partial prepayment for product to be delivered under another long-term product supply arrangement, primarily at cost-based prices. Equistar will recognize this deferred revenue over 15 years, as the associated product is delivered.

8.    Long-Term Debt

In April 2003, Equistar completed a private placement of $450 million of 10.625% senior notes due in 2011. The proceeds, net of related fees, were used to prepay $300 million of 8.5% notes due in the first quarter 2004, approximately $122 million of the $296 million of outstanding term loans under Equistar’s credit facility and prepayment premiums of approximately $17 million. Other income (expense), net for the periods ended June 30, 2003 included prepayment premiums of $17 million and the write-off of $2 million of unamortized debt issuance costs related to the prepaid term loan.

Long-term debt consisted of the following:

Millions of dollars	June 30, 2003	December 31, 2002
Bank credit facility:
Revolving credit facility	$—	$—
Term loan due 2007	173	296
Other debt obligations:
Medium-term notes due 2003-2005	30	30
8.50% Senior Notes due 2004	—	300
6.50% Notes due 2006	150	150
10.125% Senior Notes due 2008	700	700
8.75% Senior Notes due 2009	599	599
10.625% Senior Notes due 2011	450	—
7.55% Debentures due 2026	150	150
Other	2	3

Total long-term debt	2,254	2,228
Less current maturities	31	32

Total long-term debt, net	$2,223	$2,196

In March 2003, Equistar obtained amendments to its credit facility that provided additional financial flexibility by generally making certain financial ratio requirements less restrictive, with the exception that the maximum permitted debt ratios become more restrictive, beginning September 30, 2004, the definition of total indebtedness became more restrictive at March 31, 2003 and the defined limitation on expenditures for property, plant and equipment was extended to apply through 2004. In addition, the financial ratio requirements become increasingly restrictive over time beginning in the fourth quarter 2003.

Lyondell remains a guarantor of $300 million of Equistar debt, consisting of the 6.5% notes due 2006 and the 7.55% debentures due 2026, and a co-obligor with Equistar for the $30 million of medium-term notes, $29 million of which is due September 2003. The unaudited consolidated financial statements of Lyondell are filed as an exhibit to Equistar’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

9.    Commitments and Contingencies

Leased Facility—Equistar’s Lake Charles facility has been temporarily idled since the first quarter of 2001. The facility and land, which are included in property, plant and equipment at a net book value of $156 million, are leased from an affiliate of Occidental. In May 2003, Equistar entered into a new two-year lease with an affiliate of Occidental that has renewal provisions for two additional one-year periods at Equistar’s option.

Indemnification Arrangements—Lyondell, Millennium and Occidental and certain of its subsidiaries have each agreed to provide certain indemnifications to Equistar with respect to the petrochemicals and polymers businesses they each contributed. In addition, Equistar has agreed to assume third party claims that are related to certain contingent liabilities arising prior to the contribution transactions that are asserted prior to December 1, 2004 as to Lyondell and Millennium, and May 15, 2005 as to Occidental, to the extent the aggregate thereof does not exceed $7 million for each entity, subject to certain terms of the respective asset contribution agreements. From formation through June 30, 2003, Equistar had incurred a total of $20 million for these claims and liabilities. Lyondell, Millennium and Occidental each remain liable under these indemnification arrangements to the same extent as they were before Lyondell’s acquisition of Occidental’s interest in Equistar.

Environmental Remediation—Equistar’s accrued liability for environmental matters as of June 30, 2003 was $1 million and related to the Port Arthur facility, which was permanently shut down in February 2001. In the opinion of management, there is currently no material estimable range of possible loss in excess of the liability recorded for environmental remediation.

Clean Air Act—The eight-county Houston/Galveston region has been designated a severe non-attainment area for ozone by the U.S. Environmental Protection Agency (“EPA”). Emission reduction controls for nitrogen oxides (“NOx”) must be installed at each of Equistar’s six plants located in the Houston/Galveston region during the next several years. Recently adopted revisions by the regulatory agencies changed the required NOx reduction levels from 90% to 80%. Compliance with the previously proposed 90% reduction standards would have resulted in increased capital investment, estimated at between $200 million and $260 million, before the 2007 deadline, as well as higher annual operating costs for Equistar. Under the revised 80% standard, Equistar estimates that the incremental capital expenditures would decrease to between $165 million and $200 million, of which $35 million had been incurred as of June 30, 2003. However, the savings from this revision could be offset by the costs of stricter proposed controls over highly reactive, volatile organic compounds, or HRVOCs. Equistar is still assessing the impact of the proposed HRVOC regulations and there can be no guarantee as to the ultimate cost of implementing any final plan developed to ensure ozone attainment by the 2007 deadline. The timing and amount of these expenditures are subject to regulatory and other uncertainties, as well as obtaining the necessary permits and approvals.

In the United States, the Clean Air Act Amendments of 1990 set minimum levels for oxygenates, such as MTBE, in gasoline sold in areas not meeting specified air quality standards. However, the presence of MTBE in some water supplies in California and other states due to gasoline leaking from underground storage tanks and in surface water from recreational water craft has led to public concern about the use of MTBE. Certain U.S. federal and state governmental initiatives have sought either to rescind the oxygen requirement for reformulated gasoline or to restrict or ban the use of MTBE. Equistar’s MTBE sales represented approximately 3% of its total 2002 revenues. At this time, Equistar cannot predict the impact that these initiatives will have on MTBE margins or volumes longer term, but any effect on financial position, liquidity, or the results of operations is not expected to be material.

General—Equistar is involved in various lawsuits and proceedings. Subject to the uncertainty inherent in all litigation, management believes the resolution of these proceedings will not have a material adverse effect on the financial position, liquidity or results of operations of Equistar.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

10.    Segment and Related Information

Equistar operates in two reportable segments:

•	Petrochemicals, including ethylene, ethylene glycol, ethylene oxide and derivatives, propylene, butadiene, and aromatics; and
•	Polymers, primarily polyethylene.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Summarized financial information concerning Equistar’s reportable segments is shown in the following table. Intersegment sales between the petrochemicals and polymers segments were based on then-current market prices.

Millions of dollars	Petrochemicals	Polymers	Unallocated	Eliminations	Total
For the three months ended June 30, 2003:
Sales and other operating revenues:
Customers	$1,152	$445	$—	$—	$1,597
Intersegment	329	—	—	(329)	—

Total sales and other operating revenues	1,481	445	—	(329)	1,597
Operating income (loss)	85	(27)	(34)	—	24
Interest expense	—	—	(56)	—	(56)
Interest income	—	—	3	—	3
Other expense, net	—	—	(20)	—	(20)
Net loss					(49)

For the three months ended June 30, 2002:
Sales and other operating revenues:
Customers	$983	$479	$—	$—	$1,462
Intersegment	335	—	—	(335)	—

Total sales and other operating revenues	1,318	479	—	(335)	1,462
Operating income (loss)	79	(26)	(31)	—	22
Interest expense	—	—	(51)	—	(51)
Interest income	—	—	1	—	1
Net loss					(28)

For the six months ended June 30, 2003:
Sales and other operating revenues:
Customers	$2,280	$958	$—	$—	$3,238
Intersegment	737	—	—	(737)	—

Total sales and other operating revenues	3,017	958	—	(737)	3,238
Operating income (loss)	53	(62)	(63)	—	(72)
Interest expense	—	—	(106)	—	(106)
Interest income	—	—	4	—	4
Other expense, net	—	—	(21)	—	(21)
Net loss					(195)

For the six months ended June 30, 2002:
Sales and other operating revenues:
Customers	$1,709	$889	$—	$—	$2,598
Intersegment	602	—	—	(602)	—

Total sales and other operating revenues	2,311	889	—	(602)	2,598
Operating income (loss)	55	(47)	(61)	—	(53)
Interest expense	—	—	(103)	—	(103)
Interest income	—	—	1	—	1
Other income, net	—	—	1	—	1
Loss before cumulative effect of accounting change					(154)

The unallocated amounts included in operating losses consisted principally of general and administrative expenses.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with information contained in the Consolidated Financial Statements of Equistar Chemicals, LP (“Equistar”) and the notes thereto.

In addition to comparisons of current operating results with the same period in the prior year, Equistar has included, as additional disclosure, certain “trailing quarter” comparisons of second quarter 2003 operating results to first quarter 2003 operating results. Equistar’s businesses are highly cyclical, in addition to experiencing some less significant seasonal effects. Trailing quarter comparisons may offer important insight into the current business direction of Equistar.

References to industry benchmark prices or costs, including the weighted average cost of ethylene production, are generally to industry prices and costs reported by Chemical Marketing Associates, Incorporated (“CMAI”), except that crude oil and natural gas benchmark price references are to industry prices reported by Platts, a reporting service of The McGraw-Hill Companies.

Overview

In the first six months of 2003, the chemical industry was adversely affected by the level and volatility of raw material and energy costs. Despite some moderation during the second quarter 2003, the industry experienced significantly higher energy and raw material costs in the first six months of 2003 than in the first six months of 2002.

Benchmark crude oil and natural gas prices generally have been indicators of the level and direction of movement of raw material and energy costs for Equistar. The following table shows the average benchmark prices for crude oil and natural gas for the applicable 2003 and 2002 periods, as well as benchmark sales prices for ethylene and co-product propylene, which Equistar produces and sells. The benchmark weighted average cost of ethylene production is based on the estimated ratio of crude-oil based liquid raw materials and natural gas liquids (“NGLs”) used in U.S. ethylene production and is subject to revision by CMAI based on the actual ratio of liquids to NGLs.

	Average Benchmark Price
	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Crude oil—dollars per barrel	29.03	26.33	31.55	23.97
Natural gas—dollars per million BTUs	5.26	3.38	5.80	2.86
Weighted average cost of ethylene production—cents per pound	18.03	14.70	20.35	14.11
Ethylene—cents per pound	30.50	22.58	29.46	20.96
Propylene—cents per pound	23.50	18.92	23.08	16.83

In response to the higher raw material and energy costs, Equistar implemented significant sales price increases in the first six months of 2003 for substantially all of its petrochemicals and polymers products. However, the magnitude of these price increases had a negative effect on product demand and contributed to Equistar experiencing lower product sales volumes in the first six months of 2003 compared to the first six months of 2002.

U.S. demand for ethylene in the second quarter 2003 decreased an estimated 7.4% compared to the second quarter 2002 and an estimated 5.3% compared to the first quarter 2003. For the first six months of 2003, U.S. ethylene demand decreased an estimated 2.1% compared to the first six months of 2002. The decrease in demand was due to post-war reduction of inventory levels by customers, the impact of SARS, and generally poor economic conditions.

On March 31, 2003, Equistar completed transactions involving a 15-year propylene supply arrangement and the sale of its Bayport polypropylene production facility in Pasadena, Texas. Equistar received total cash proceeds of $194 million, including the value of the polypropylene inventory sold. Cash proceeds of $159 million of the total represented a partial prepayment under the propylene supply arrangement.

RESULTS OF OPERATIONS

Net Loss—Equistar had a net loss in the second quarter 2003 of $49 million compared to a net loss of $28 million in the second quarter 2002. The increased net loss was primarily due to $19 million of refinancing costs incurred in the second quarter 2003. A benefit from higher product margins was substantially offset by the effect of lower sales volumes in the second quarter 2003 compared to the second quarter 2002. The margin improvement resulted from higher polymers and petrochemicals segment sales prices, which increased more than the cost of ethylene production. While purchased raw material prices were significantly higher for both liquid and NGL-based raw materials in the second quarter 2003 compared to the second quarter 2002, Equistar realized higher prices for its co-products produced from processing liquid raw materials, which offset most of the increase in its liquid raw material prices. CMAI estimates that the industry’s weighted average cost of ethylene production increased by approximately 3.3 cents per pound compared to the second quarter 2002. However, as a result of Equistar’s flexibility to process liquid raw materials, its equivalent costs only increased by approximately 2 cents per pound. Offsetting the increased margins were reduced sales volumes of ethylene and its derivatives—ethylene, ethylene oxygenates and polyethylene—which were approximately 20 percent below second quarter 2002 levels. In addition, polymers sales volumes were negatively affected by approximately 85 million pounds due to the first quarter 2003 sale of the Bayport polypropylene plant.

Equistar had a net loss in the first six months of 2003 of $195 million compared to a loss before the cumulative effect of an accounting change of $154 million in the first six months of 2002. The increased net loss was primarily due to the effects of lower sales volumes, which were only partly offset by the benefit from higher product margins, in the first six months of 2003 compared to the first six months of 2002. The first six months of 2003 included $19 million of refinancing costs and a $12 million loss on the sale of the polypropylene plant, while the first six months of 2002 included the negative impact of certain fixed price natural gas and NGL purchase contracts. Equistar’s costs under these contracts were approximately $33 million higher than market-based costs would have been.

Second Quarter 2003 versus First Quarter 2003

Equistar had a second quarter 2003 net loss of $49 million compared to a net loss of $146 million in the first quarter 2003. The improvement in the second quarter 2003 was primarily a function of the lower cost of ethylene production at its Gulf Coast liquid-based olefin plants. This advantage from processing liquid raw materials was largely responsible for an improvement of approximately $100 million in Equistar’s net income. CMAI estimates that the industry weighted average cost of producing ethylene decreased by approximately 5 cents per pound compared to the first quarter 2003. However, as a result of Equistar’s flexibility in processing liquids and NGLs, its equivalent costs decreased by nearly 8 cents per pound. Complementing this improvement, the estimated benchmark polymer price averaged 3 cents per pound higher than the first quarter 2003 average sales price. The positive impacts of the lower ethylene production costs and higher polymer prices were partially offset by significant volume reductions in ethylene and derivatives. Taken as a group, Equistar’s ethylene and derivative product sales volumes were approximately 13 percent below first quarter 2003 sales levels. As noted above, Equistar’s polymers sales volumes were impacted by the first quarter 2003 sale of the Bayport polypropylene unit.

Segment Data

The following tables reflect selected actual sales volume data, including intersegment sales volumes, and summarized financial information for Equistar’s business segments.

	For the three months ended June 30,		For the six months ended June 30,
In millions	2003	2002	2003	2002
Selected petrochemicals products:
Olefins (pounds)	3,723	4,393	7,644	8,530
Aromatics (gallons)	98	103	192	189
Polymers products (pounds)	1,143	1,593	2,540	3,101

Millions of dollars
Sales and other operating revenues:
Petrochemicals segment	$1,481	$1,318	$3,017	$2,311
Polymers segment	445	479	958	889
Intersegment eliminations	(329)	(335)	(737)	(602)

Total	$1,597	$1,462	$3,238	$2,598

Cost of sales:
Petrochemicals segment	$1,392	$1,236	$2,956	$2,251
Polymers segment	454	489	974	903
Intersegment eliminations	(329)	(335)	(737)	(602)

Total	$1,517	$1,390	$3,193	$2,552

Other operating expenses:
Petrochemicals segment	$4	$3	$8	$5
Polymers segment	18	16	46	33
Unallocated	34	31	63	61

Total	$56	$50	$117	$99

Operating income (loss):
Petrochemicals segment	$85	$79	$53	$55
Polymers segment	(27)	(26)	(62)	(47)
Unallocated	(34)	(31)	(63)	(61)

Total	$24	$22	$(72)	$(53)

Petrochemicals Segment

Revenues—Revenues of $1.5 billion in the second quarter 2003 increased more than 12% compared to revenues of $1.3 billion in the second quarter 2002 due to higher sales prices partly offset by lower sales volumes. Benchmark ethylene prices averaged 35% higher in the second quarter 2003 compared to the second quarter 2002 in response to the higher cost of ethylene production, while benchmark propylene sales prices averaged 24% higher. Segment sales volumes decreased 12% in the second quarter 2003 compared to the second quarter 2002 due to lower demand.

Revenues of $3.0 billion in the first six months of 2003 increased 31% compared to revenues of $2.3 billion in the first six months of 2002 due to higher sales prices partly offset by lower sales volumes. Benchmark ethylene prices averaged 41% higher in the first six months of 2003 compared to the first six months of 2002 in response to significant increases in the cost of ethylene production, while benchmark propylene sales prices averaged 37% higher. Segment sales volumes decreased 9% in the first six months of 2003 compared to the first six months of 2002 due to the lower demand.

Cost of Sales—Cost of sales of $1.4 billion in the second quarter 2003 increased almost 13% compared to $1.2 billion in the second quarter 2002. The costs of both liquid and NGL based raw materials as well as energy costs increased dramatically in the second quarter 2003 compared to the second quarter 2002.

Cost of sales of $3.0 billion in the first six months of 2003 increased 31% compared to $2.3 billion in the first six months of 2002 due to increases in the costs of liquid and NGL based raw materials and energy in the first six months of 2003 compared to the first six months of 2002.

Operating Income—Operating income of $85 million in the second quarter 2003 compares to operating income of $79 million in the second quarter 2002. The increase reflects higher petrochemicals product margins offset by the negative effect of 12% lower sales volumes. Product margins improved as sales prices increased more than raw material costs, reflecting second quarter 2003 market economics, which favored the use of liquid versus NGL based raw materials. Equistar was able to take advantage of these economics through its greater use of liquid raw materials. CMAI estimated that the industry weighted average cost of producing ethylene increased by approximately 3.3 cents per pound compared to the second quarter 2002. As a result of its greater use of liquid raw materials, Equistar’s ethylene production costs increased by approximately half that amount on a per pound basis.

The operating income of $53 million in the first six months of 2003 compares to operating income of $55 million in the first six months of 2002. The first six months of 2002 included the effect of certain fixed price natural gas and NGL purchase contracts entered into in early 2001. Equistar’s costs under these fixed-price contracts, which largely expired by the end of the first quarter 2002, were approximately $33 million higher than market-based contracts would have been. The negative effect of these contracts in the first six months of 2002 and the benefit of higher margins in the first six months of 2003 were offset by the negative effect of 9% lower sales volumes in the first six months of 2003.

Polymers Segment

Revenues—Revenues of $445 million in the second quarter 2003 decreased 7% compared to revenues of $479 million in the second quarter 2002. The decrease was due to a 28% decrease in sales volumes, which more than offset higher average sales prices. The lower sales volumes reflected the slowing of demand in the second quarter 2003. In addition, polymers sales volumes were negatively affected by approximately 85 million pounds, or one-sixth of the decrease, as a result of the first quarter 2003 sale of the Bayport polypropylene unit. Second quarter 2003 average sales prices increased in response to higher raw material costs as well as higher energy costs compared to the second quarter 2002.

Revenues of $958 million in the first six months of 2003 increased 8% compared to revenues of $889 million in the first six months of 2002. The increase was due to higher average sales prices partly offset by an 18% decrease in sales volumes. Average sales prices increased in response to higher raw material costs as well as higher energy costs compared to the first six months of 2002. The lower polymers sales volumes reflected the slowing of demand and the sale of the Bayport polypropylene unit.

Cost of Sales—Cost of sales of $454 million in the second quarter 2003 decreased 7% compared to $489 million in the second quarter 2002. This decrease reflected the effect of the 28% decrease in sales volumes, partly offset by higher raw material costs, primarily ethylene and propylene, and higher energy costs. Benchmark ethylene and propylene costs were 35% and 24% higher, respectively, in the second quarter 2003 compared to the second quarter 2002.

Cost of sales of $974 million in the first six months of 2003 increased 8% compared to $903 million in the first six months of 2002. This increase reflected higher raw material costs, primarily ethylene and propylene, as well as higher energy costs, partly offset by the effect of the 18% decrease in sales volumes. Benchmark ethylene and propylene costs were 41% and 37% higher, respectively, in the first six months of 2003 compared to the first six months of 2002.

Other Operating Expenses—Other operating expenses were $46 million in the first six months of 2003 and $33 million in the first six months of 2002. The increase was primarily due to the sale of the Bayport polypropylene unit, which resulted in a loss on the sale of $12 million.

Operating Loss—For the second quarter 2003, the polymers segment operating loss of $27 million was comparable to the operating loss of $26 million in the second quarter 2002 as higher second quarter 2003 polymer margins were offset by the effect of the 28% decrease in sales volumes. Margins increased in the second quarter 2003 compared to the second quarter 2002 as sales prices increased more than raw material costs.

For the first six months of 2003, the polymers segment had an operating loss of $62 million compared to an operating loss of $47 million in the first six months of 2002. The higher operating loss in the first six months of 2003 was primarily due to the $12 million loss on the sale of the polypropylene production facility. Higher polymer product margins were substantially offset by the effect of the 18% decrease in sales volumes. Margins increased in the first six months of 2003 compared to the first six months of 2002 as higher average sales prices more than offset higher raw material costs.

Unallocated Items

Cumulative Effect of Accounting Change—Effective January 1, 2002, Equistar adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Upon implementation of SFAS No. 142, Equistar reviewed goodwill for impairment and concluded that the entire balance of goodwill was impaired, resulting in a $1.1 billion charge that was reported as the cumulative effect of an accounting change as of January 1, 2002. See Note 3 to the Consolidated Financial Statements.

FINANCIAL CONDITION

Operating Activities—Operating activities provided cash of $99 million in the first six months of 2003 and used cash of $139 million in the first six months of 2002. Several factors affected cash provided by operations in the first six months of 2003. Equistar received $159 million as a partial prepayment for propylene to be delivered over a period of 15 years in connection with the long-term propylene supply arrangement entered into on March 31, 2003. In addition, by managing the main components of working capital—receivables, inventory and payables—Equistar provided cash of $23 million during the first six months of 2003 compared to using cash of $86 million in the first six months of 2002, despite the escalating price environment in the first six months of 2003. In consideration of discounts offered to certain customers for early payment for product delivered in June 2003, some receivable amounts were collected in June 2003 that otherwise would have been expected to be collected in July 2003, including $32 million from Occidental. In addition, the balance of Equistar’s accounts receivable sold under its October 2002 receivables sales agreement was $100 million at June 30, 2003 compared to $81 million at December 31, 2002.

Investing Activities—Investing activities provided cash of $20 million in the first six months of 2003 and used cash of $35 million in the first six months of 2002. On March 31, 2003, concurrent with the transaction involving the long-term propylene supply arrangement, Equistar sold a polypropylene production facility in Pasadena, Texas. Equistar received cash proceeds of $35 million, including the value of the polypropylene inventory sold. Equistar recognized a $12 million loss on the sale. In May 2003, Equistar sold certain railcars for $19 million and leased the railcars from the buyer under an operating lease agreement. Equistar recognized a $2 million loss on the sale-leaseback transaction.

Equistar’s capital expenditures were $34 million in the first six months of 2003 and $29 million in the first six months of 2002. The level of expenditures in both periods reflects continuing cash conservation efforts. Equistar’s capital budget for 2003 is $97 million, including regulatory and environmental compliance projects.

Financing Activities—Cash used by financing activities was $3 million in both the first six months of 2003 and the first six months of 2002. Upon completion of the transactions involving the 15-year propylene supply arrangement and the sale of the polypropylene production facility, Equistar used a portion of the total cash proceeds of $194 million to repay $104 million of borrowing under the revolving credit facility. Equistar reinvested the remaining net proceeds in its business. In connection with these transactions, the commitment under the revolving credit facility was reduced by $96 million, to $354 million.

In April 2003, Equistar completed a private placement of $450 million of 10.625% senior notes due in 2011. The proceeds, net of related fees, were used to prepay $300 million of 8.5% notes due in the first quarter 2004, approximately $122 million of the $296 million of outstanding term loans under Equistar’s credit facility and prepayment premiums of approximately $17 million.

The first six months of 2002 included the scheduled retirement of $100 million principal amount of 9.125% notes. This was partly funded by temporarily borrowing a net $100 million under the revolving credit facility, which was repaid in the latter half of 2002.

As a result of continuing adverse conditions in the industry and its debt service obligations, Equistar made no distributions to its partners in the first six months of 2003 nor were any made in 2002.

Equistar obtained amendments to its credit facility and receivables sales agreement in March 2003. See “Liquidity and Capital Resources—Long-Term Debt” and “Liquidity and Capital Resources—Receivables Sale” below.

Liquidity and Capital Resources—At June 30, 2003, Equistar’s long-term debt, including current maturities, totaled $2.3 billion, or approximately 57% of its total capitalization. Equistar had cash on hand of $143 million at June 30, 2003. The $354 million revolving credit facility, which matures in August 2006, was undrawn at June 30, 2003. Amounts available under the revolving credit facility are reduced to the extent of outstanding letters of credit provided under the credit facility, which totaled $17 million as of June 30, 2003.

On July 25, 2003, Standard & Poor’s (“S&P”), a rating service of the McGraw-Hill Companies, rated Equistar’s senior unsecured debt as BB-. During 2003, S&P has lowered Equistar’s senior unsecured debt rating twice, one level each time, from BB+ at December 31, 2002. In its most recent announcement regarding Lyondell’s and Equistar’s ratings, S&P cited Equistar’s 70.5% ownership by Lyondell, Lyondell’s second quarter 2003 results, concerns about the timing of meaningful recovery in the petrochemical sector and Lyondell’s and Equistar’s credit exposure to adverse developments in a still uncertain business environment. The rating recognized the prudent steps taken by management to extend debt maturities and preserve liquidity. Moody’s Investors Service (“Moody’s”) last rated Equistar’s senior unsecured debt as B1. Moody’s lowered Equistar’s senior unsecured debt rating once during 2003, by one level, from Ba3 at December 31, 2002. Both agencies changed Equistar’s outlook from stable to negative. A further one level reduction by S&P to B+ or by Moody’s to B2 could result in termination of a rail car lease. A one level reduction by S&P to B+ or a two level reduction by Moody’s to B3 could result in termination of a receivables sales agreement—see “Receivables Sale” below and Note 4 to the Consolidated Financial Statements.

Equistar’s management believes that conditions will be such that cash balances, cash generated by operating activities and funds under the credit facility will be adequate to meet anticipated future cash requirements, including scheduled debt repayments, other contractual obligations, necessary capital expenditures and ongoing operations. Future operating performance could be affected by general economic, financial, competitive, legislative, regulatory, business and other factors, many of which are beyond Equistar’s control. If future operating cash flows are less than currently anticipated due to raw material prices or other factors, Equistar may need to reduce or delay capital expenditures, sell assets, or reduce operating expenses.

Long-Term Debt—As a result of continuing adverse conditions in the industry, in March 2003, Equistar obtained amendments to its credit facility that provided additional financial flexibility by generally making certain financial ratio requirements less restrictive, with the exception that the maximum permitted debt ratios become more restrictive, beginning September 30, 2004, the definition of total indebtedness became more restrictive at March 31, 2003 and the defined limitation on expenditures for property, plant and equipment was extended to apply through 2004. In addition, the financial ratio requirements become increasingly restrictive over time beginning in the fourth quarter 2003. The amended credit facility and the indentures governing Equistar’s senior notes contain covenants that, subject to certain exceptions, restrict sale and leaseback transactions, lien incurrence, debt incurrence, sales of assets, investments, non-regulatory capital expenditures, certain payments, and mergers. In addition, the credit facility requires Equistar to maintain specified financial ratios. The breach of these covenants would permit the lenders under Equistar’s credit facility and the indentures governing the senior notes to declare the loans immediately payable and would permit the lenders under Equistar’s credit facility to terminate future lending commitments. Equistar was in compliance with all covenants under its debt instruments as of June 30, 2003.

Deferred Revenues—On March 31, 2003, Equistar received an advance of approximately $159 million, representing a partial prepayment for product to be delivered under a long-term product supply arrangement, primarily at cost-based prices. Equistar will recognize this deferred revenue over 15 years, as the associated product is delivered. See Note 7 to the Consolidated Financial Statements.

Receivables Sale—During October 2002, Equistar entered into an agreement with an independent issuer of receivables-backed commercial paper under which Equistar sold receivables and received cash proceeds of $100 million. The agreement has annual renewal provisions for up to three years upon mutual consent of the parties. Under the terms of the agreement, Equistar agreed to maintain a senior unsecured debt rating of at least B1 by Moody’s and BB- by S&P. In March 2003, Equistar obtained an amendment to reduce the minimum required debt rating of Moody’s to at least B2. With the July 2003 debt rating downgrade by S&P, the S&P debt rating of BB- is currently at the minimum required by the agreement and the Moody’s debt rating of B1 is one level above the B2 minimum required rating. If Equistar does not maintain the minimum ratings, the receivables agreement may be terminated. See Note 4 to the Consolidated Financial Statements.

CURRENT BUSINESS OUTLOOK

During the second quarter 2003, sales volumes, in general, demonstrated a slow but steady improvement, and this trend has continued into the third quarter 2003. Equistar expects to continue to benefit from its liquid raw material advantage, although this advantage may not be as strong as the second quarter of 2003. The potential for continued raw material cost volatility represents an uncertainty, but Equistar believes that market fundamentals will continue to favor its liquid-based olefins position. Third quarter 2003 performance will be largely dependent upon the pace of global economic recovery. Assuming moderate economic recovery and improved global stability, Equistar would expect to benefit from strengthening volumes and moderating raw material prices. However, given current depressed industry operating rates, it will be difficult to achieve and sustain product margin improvements in the near term.

RECENT ACCOUNTING STANDARDS

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 150—Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The statement establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that certain financial instruments be classified as liabilities, or assets in some circumstances. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective for Equistar beginning in the third quarter 2003. Equistar does not expect SFAS No. 150 to have a material impact on its consolidated financial statements.

Equistar is implementing two accounting changes in 2003, as discussed in Note 3 to the Consolidated Financial Statements. Beginning in 2003, Equistar is classifying gains or losses that result from the early extinguishment of debt as an element of income before extraordinary items. The Consolidated Statements of Income and Comprehensive Income reflect these changes for all periods presented.

Also discussed in Note 3 to the Consolidated Financial Statements, the application of Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, will result in the consolidation of the entity from which Equistar leases certain railcars. The consolidation of this entity as of June 30, 2003 would have resulted in a net increase in property, plant and equipment of $112 million, a decrease in prepaid expense of approximately $10 million and a $102 million increase in debt. The cumulative effect on income would not have been material.

Item 3.    Disclosure of Market and Regulatory Risk.

Equistar’s exposure to market and regulatory risks is described in Item 7a of its Annual Report on Form 10-K for the year ended December 31, 2002. Equistar’s exposure to market and regulatory risks has not changed materially in the six months ended June 30, 2003.

Item 4.    Controls and Procedures

Equistar performed an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer (principal executive officer) and Vice President and Controller (principal financial officer), of the effectiveness of Equistar’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of June 30, 2003. Based upon that evaluation, the Chief Executive Officer and the Vice President and Controller concluded that Equistar’s disclosure controls and procedures are effective.

There were no changes in Equistar’s internal control over financial reporting that occurred during Equistar’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, Equistar’s internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this report are “forward-looking statements” within the meaning of the federal securities laws. Although Equistar believes the current expectations reflected in such forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties, and Equistar can give no assurance that such expectations will prove to have been correct. Equistar’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including:

•	the cyclical nature of the chemical industry,
•	the availability, cost and volatility of raw materials and utilities,
•	uncertainties associated with the United States and worldwide economies, including those due to events, conditions and political tensions in the Middle East and elsewhere,

•	current and potential governmental regulatory actions in the United States and regulatory actions and political unrest in other countries,
•	industry production capacity and operating rates,
•	the supply/demand balance for Equistar’s products,
•	competitive products and pricing pressures,
•	access to capital markets,
•	potential terrorist acts,
•	operating interruptions (including leaks, explosions, fires, weather-related incidents, mechanical failure, unscheduled downtime, labor difficulties, transportation interruptions, spills and releases and other environmental risks),

•	technological developments, and
•	Equistar’s ability to implement its business strategies, including cost reductions.

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

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

There have been no material developments with respect to Equistar’s legal proceedings previously reported in the Annual Report on Form 10-K for the year ended December 31, 2002, except as described below.

In April 1997, the Illinois Attorney General’s Office filed a complaint in Grundy County, Illinois Circuit Court seeking monetary sanctions for releases into the environment at Millennium’s Morris, Illinois plant in alleged violation of state regulations. The Morris, Illinois plant was contributed to Equistar on December 1, 1997 in connection with the formation of Equistar. Equistar has reached a tentative settlement with the State of Illinois, which includes a civil penalty in the amount of $175,000, and is finalizing the settlement consent decree with the State of Illinois. Equistar does not believe that the ultimate resolution of this complaint will have a material adverse effect on the business or financial condition of Equistar.

In May 2003, the Texas Commission on Environmental Quality notified Equistar that it is seeking a civil penalty of $167,000 in connection with alleged exceedances of permitted emissions at certain cooling towers at Equistar’s Channelview plant. Equistar does not believe that the ultimate resolution of this matter will have a material adverse effect on the business or financial condition of Equistar.

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Principal Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

99.1	Consolidated Financial Statements (Unaudited) of Lyondell Chemical Company

(b)    Reports on Form 8-K

The following Current Reports on Form 8-K were filed or furnished during the quarter ended June 30, 2003 and through the date hereof:

Date of Report	Item No.	Financial Statements
March 31, 2003	5	No
April 14, 2003	5, 7, and 9	No
April 16, 2003	5 and 7	No

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equistar Chemicals, LP

Dated: August 8, 2003	/s/ Charles L. Hall
Charles L. Hall
Vice President and Controller
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)