Form 10-Q
period 2003-09-30
EQUISTAR CHEMICALS LP
filed 2003-11-10
CIK 1081158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 333-76473

EQUISTAR CHEMICALS, LP

(Exact name of registrant as specified in its charter)

Delaware	76-0550481
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1221 McKinney Street, Suite 700, Houston, Texas	77010
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 652-7200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

There is no established public trading market for the registrant’s equity securities.

PART I. FINANCIAL INFORMATION

EQUISTAR CHEMICALS, LP

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the three months ended September 30,		For the nine months ended September 30,
Millions of dollars	2003	2002	2003	2002

Sales and other operating revenues:
Trade	$1,225	$1,222	$3,669	$3,228
Related parties	417	286	1,211	878

	1,642	1,508	4,880	4,106

Operating costs and expenses:
Cost of sales	1,561	1,386	4,754	3,938
Selling, general and administrative expenses	47	41	131	122
Research and development expense	10	10	29	28
Losses on asset dispositions	12	—	26	—

	1,630	1,437	4,940	4,088

Operating income (loss)	12	71	(60)	18
Interest expense	(53)	(51)	(159)	(154)
Interest income	2	—	6	1
Other income (expense), net	(1)	2	(22)	3

Income (loss) before cumulative effect of accounting change	(40)	22	(235)	(132)
Cumulative effect of accounting change	—	—	—	(1,053)

Net income (loss) and comprehensive income (loss)	$(40)	$22	$(235)	$(1,185)

See Notes to the Consolidated Financial Statements.

EQUISTAR CHEMICALS, LP

CONSOLIDATED BALANCE SHEETS

Millions of dollars	September 30, 2003	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$128	$27
Accounts receivable:
Trade, net	463	490
Related parties	106	135
Inventories	448	424
Prepaid expenses and other current assets	51	50

Total current assets	1,196	1,126

Property, plant and equipment, net	3,346	3,565
Investments	63	65
Other assets, net	340	296

Total assets	$4,945	$5,052

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable:
Trade	$410	$421
Related parties	41	38
Current maturities of long-term debt	2	32
Accrued liabilities	172	223

Total current liabilities	625	714

Long-term debt	2,252	2,196
Other liabilities and deferred revenues	382	221
Commitments and contingencies
Partners’ capital:
Partners’ accounts	1,723	1,958
Accumulated other comprehensive loss	(37)	(37)

Total partners’ capital	1,686	1,921

Total liabilities and partners’ capital	$4,945	$5,052

See Notes to the Consolidated Financial Statements.

EQUISTAR CHEMICALS, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,
Millions of dollars	2003	2002
Cash flows from operating activities:
Net loss	$(235)	$(1,185)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Cumulative effect of accounting change	—	1,053
Depreciation and amortization	230	221
Debt prepayment premium	19	—
Losses on asset dispositions	26	—
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	56	(139)
Inventories	(36)	(59)
Accounts payable	(8)	78
Accrued interest	(29)	(44)
Deferred revenues	151	—
Other assets and liabilities, net	(76)	(43)

Cash provided by (used in) operating activities	98	(118)

Cash flows from investing activities:
Proceeds from sales of assets	69	—
Expenditures for property, plant and equipment	(62)	(43)
Contributions to affiliates	—	(6)

Cash provided by (used in) investing activities	7	(49)

Cash flows from financing activities:
Issuance of long-term debt	439	—
Repayment of long-term debt	(469)	(103)
Net borrowing under lines of credit	29	89
Other	(3)	(2)

Cash used in financing activities	(4)	(16)

Increase (decrease) in cash and cash equivalents	101	(183)
Cash and cash equivalents at beginning of period	27	202

Cash and cash equivalents at end of period	$128	$19

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

2. Company Ownership

Equistar is a Delaware limited partnership, which commenced operations on December 1, 1997. Prior to August 2002, Equistar was owned 41% by Lyondell Chemical Company and subsidiaries (“Lyondell”), 29.5% by Millennium Chemicals Inc. and subsidiaries (“Millennium”) and 29.5% by Occidental Petroleum Corporation and subsidiaries (“Occidental”). On August 22, 2002, Lyondell completed the purchase of Occidental’s interest in Equistar and, as a result, Lyondell’s ownership interest in Equistar increased to 70.5%.

3. Accounting Changes

Early Extinguishment of Debt—Beginning January 1, 2003, Equistar adopted Statement of Financial Accounting Standards (“SFAS”) No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The primary impact of SFAS No. 145 on Equistar is the classification of gains or losses that result from the early extinguishment of debt as an element of income before extraordinary items. Previously such gains and losses were classified as extraordinary items. The Consolidated Statements of Income and Comprehensive Income reflect this change for all periods presented.

Financial Instruments—Effective July 1, 2003, Equistar adopted SFAS No. 150 – Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The statement established standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that certain financial instruments be classified as liabilities or, in some circumstances, as assets. Equistar’s adoption of the provisions of SFAS No. 150 had no material impact on its consolidated financial statements.

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

Variable Interest Entities—In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, which addresses certain situations in which a company should include in its financial statements the assets, liabilities and activities of another entity. FIN 46 applies immediately to entities created after January 31, 2003. In October 2003, the FASB issued a Staff Position deferring the effective date for other variable interest entities to December 31, 2003. The application of FIN 46 would result in the consolidation of an entity from which Equistar leases certain railcars. The consolidation of this entity as of September 30, 2003 would have resulted in a net increase in property, plant and equipment of $111 million, a decrease in prepaid expense and accrued liabilities of approximately $8 million and $3 million, respectively, a $101 million increase in debt and a $5 million credit to be reported as the cumulative effect of the accounting change.

EQUISTAR CHEMICALS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

4. Accounts Receivable

Under the terms of an October 2002 receivables sales agreement, Equistar agreed to sell, on an ongoing basis and without recourse, designated accounts receivable, up to a maximum of $100 million. The agreement is subject to Equistar maintaining its current debt rating by Standard & Poor’s rating service of the McGraw-Hill Companies and maintaining a rating no lower than one notch below its current debt rating by Moody’s Investors Service. At September 30, 2003 and December 31, 2002, the balances of Equistar’s accounts receivable sold under this arrangement were $77 million and $81 million, respectively.

5. Inventories

Inventories consisted of the following components:

Millions of dollars	September 30, 2003	December 31, 2002
Finished goods	$261	$233
Work-in-process	14	12
Raw materials	83	85
Materials and supplies	90	94

Total inventories	$448	$424

6. Property, Plant and Equipment, Net

The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows:

Millions of dollars	September 30, 2003	December 31, 2002
Land	$76	$80
Manufacturing facilities and equipment	5,958	6,037
Construction in progress	73	60

Total property, plant and equipment	6,107	6,177
Less accumulated depreciation	2,761	2,612

Property, plant and equipment, net	$3,346	$3,565

In the third quarter 2003, Equistar refocused certain polymer research and development (“R&D”) programs, resulting in a charge of $11 million to write off the net book value of certain R&D facilities at Equistar’s Morris, Illinois plant that will be shutdown by the end of 2003. In March 2003, Equistar sold a polypropylene production facility in Pasadena, Texas for a loss of $12 million. The effects of these transactions were included in losses on asset dispositions in the Consolidated Statements of Income and Comprehensive Income.

EQUISTAR CHEMICALS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Depreciation and amortization of asset costs is summarized as follows:

	For the three months ended September 30,		For the nine months ended September 30,
Millions of dollars	2003	2002	2003	2002
Property, plant and equipment	$61	$60	$185	$179
Turnaround costs	8	6	22	18
Software costs	4	4	12	12
Other	3	4	11	12

Total depreciation and amortization	$76	$74	$230	$221

In addition, amortization of debt issuance costs of $2 million for each of the three-month periods ended September 30, 2003 and 2002 and $6 million and $5 million for the nine months ended September 30, 2003 and 2002, respectively, is included in interest expense in the Consolidated Statements of Income and Comprehensive Income.

7. Deferred Revenues

In December 2002, Equistar received a $25 million initial advance from a customer in connection with a long-term product supply agreement under which Equistar is obligated to deliver product at cost-based prices. Equistar will recognize this deferred revenue as the product is delivered, expected to be over 9 years.

On March 31, 2003, Equistar received an advance of $159 million, representing a partial prepayment for product to be delivered under another long-term product supply arrangement, primarily at cost-based prices. Equistar will recognize this deferred revenue over 15 years, as the associated product is delivered.

8. Long-Term Debt

Long-term debt consisted of the following:

Millions of dollars	September 30, 2003	December 31, 2002
Bank credit facility:
Revolving credit facility	$29	$—
Term loan due 2007	173	296
Other debt obligations:
Medium-term notes due 2003-2005	1	30
Senior Notes due 2004, 8.50%	—	300
Notes due 2006, 6.50%	150	150
Senior Notes due 2008, 10.125%	700	700
Senior Notes due 2009, 8.75%	599	599
Senior Notes due 2011, 10.625%	450	—
Debentures due 2026, 7.55%	150	150
Other	2	3

Total	2,254	2,228
Less current maturities	2	32

Total long-term debt	$2,252	$2,196

EQUISTAR CHEMICALS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

In April 2003, Equistar issued $450 million of 10.625% senior notes due in 2011. The proceeds, net of related fees, were used to prepay $300 million of 8.5% notes due in the first quarter 2004, approximately $122 million of the $296 million of outstanding term loans under Equistar’s credit facility and prepayment premiums of approximately $17 million. Other income (expense), net for the nine-month period ended September 30, 2003 included prepayment premiums of $17 million and the write-off of $2 million of unamortized debt issuance costs related to the prepaid term loan.

In March 2003, Equistar obtained amendments to its credit facility that provided additional financial flexibility by generally making certain financial ratio requirements less restrictive, with the exception that the maximum permitted debt ratios become more restrictive beginning September 30, 2004, the definition of total indebtedness became more restrictive at March 31, 2003 and the defined limitation on expenditures for property, plant and equipment was extended to apply through 2004. In addition, the financial ratio requirements become increasingly restrictive over time beginning in the fourth quarter 2003.

Lyondell remains a guarantor of $300 million of Equistar debt, consisting of the 6.5% notes due 2006 and the 7.55% debentures due 2026. The unaudited consolidated financial statements of Lyondell are filed as an exhibit to Equistar’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003.

9. Commitments and Contingencies

Leased Facility—Equistar’s Lake Charles facility has been temporarily idled since the first quarter of 2001. The facility and land, which are included in property, plant and equipment at a net book value of $154 million, are leased from an affiliate of Occidental, Occidental Chemical Corporation. In May 2003, Equistar and Occidental Chemical Corporation entered into a new one-year lease, which has renewal provisions for two additional one-year periods at either party’s option.

Indemnification Arrangements—Lyondell, Millennium and Occidental have each agreed to provide certain indemnifications to Equistar with respect to the petrochemicals and polymers businesses they each contributed. In addition, Equistar has agreed to assume third party claims that are related to certain contingent liabilities arising prior to the contribution transactions that are asserted prior to December 1, 2004 as to Lyondell and Millennium, and May 15, 2005 as to Occidental, to the extent the aggregate thereof does not exceed $7 million for each entity, subject to certain terms of the respective asset contribution agreements. From formation through September 30, 2003, Equistar had incurred a total of $20 million for these claims and liabilities. Lyondell, Millennium and Occidental each remain liable under these indemnification arrangements to the same extent as they were before Lyondell’s acquisition of Occidental’s interest in Equistar.

Environmental Remediation—Equistar’s accrued liability for environmental remediation as of September 30, 2003 was $1 million and primarily related to the Port Arthur facility, which was permanently shut down in February 2001. In the opinion of management, there is currently no material estimable range of possible loss in excess of the liability recorded for environmental remediation.

Clean Air Act—The eight-county Houston/Galveston region has been designated a severe non-attainment area for ozone by the U.S. Environmental Protection Agency (“EPA”). Emission reduction controls for nitrogen oxides (“NOx”) must be installed at each of Equistar’s six plants located in the Houston/Galveston region during the next several years. Recently adopted revisions by the regulatory agencies changed the required NOx reduction levels from 90% to 80%. Compliance with the previously proposed 90% reduction standards would have resulted in increased capital investment, estimated at between $200 million and $260 million, before the 2007 deadline, as well as higher annual operating costs for Equistar. Under the revised 80% standard, Equistar estimates that the incremental capital expenditures would decrease to between $165 million and $200 million, of which $45 million had been incurred as of September 30, 2003. However, the savings from this revision could be offset by the costs of stricter proposed controls over highly reactive, volatile organic compounds, or HRVOCs. Equistar is still assessing the impact of the proposed HRVOC regulations and there can be no guarantee as to the ultimate cost of

EQUISTAR CHEMICALS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

implementing any final plan developed to ensure ozone attainment by the 2007 deadline. The timing and amount of these expenditures are subject to regulatory and other uncertainties, as well as obtaining the necessary permits and approvals.

The Clean Air Act Amendments of 1990 set minimum levels for oxygenates, such as methyl tertiary butyl ether (“MTBE”), in gasoline sold in areas not meeting specified air quality standards. However, the presence of MTBE in some water supplies in California and other states due to gasoline leaking from underground storage tanks and in surface water from recreational water craft has led to public concern about the use of MTBE. Certain U.S. federal and state governmental initiatives have sought either to rescind the oxygen requirement for reformulated gasoline or to restrict or ban the use of MTBE. Equistar’s MTBE sales represented approximately 3% of its total revenues for 2002 and for the first nine months of 2003. At this time, Equistar cannot predict the impact that these initiatives will have on MTBE margins or volumes longer term, but any effect on Equistar’s financial position, liquidity, or the results of operations is not expected to be material.

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

Millions of dollars	Petrochemicals	Polymers	Unallocated	Eliminations	Total
For the three months ended September 30, 2003:
Sales and other operating revenues:
Customers	$1,125	$517	$—	$—	$1,642
Intersegment	366	—	—	(366)	—

Total sales and other operating revenues	1,491	517	—	(366)	1,642
Operating income (loss)	66	(19)	(35)	—	12
Interest expense	—	—	(53)	—	(53)
Interest income	—	—	2	—	2
Other expense, net	—	—	(1)	—	(1)
Net loss					(40)

For the three months ended September 30, 2002:
Sales and other operating revenues:
Customers	$1,005	$503	$—	$—	$1,508
Intersegment	357	—	—	(357)	—

Total sales and other operating revenues	1,362	503	—	(357)	1,508
Operating income (loss)	96	6	(31)	—	71
Interest expense	—	—	(51)	—	(51)
Other income, net	—	2	—	—	2
Net income					22

EQUISTAR CHEMICALS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Millions of dollars	Petrochemicals	Polymers	Unallocated	Eliminations	Total
For the nine months ended September 30, 2003:
Sales and other operating revenues:
Customers	$3,404	$1,476	$—	$—	$4,880
Intersegment	1,104	—	—	(1,104)	—

Total sales and other operating revenues	4,508	1,476	—	(1,104)	4,880
Operating income (loss)	119	(81)	(98)	—	(60)
Interest expense	—	—	(159)	—	(159)
Interest income	—	—	6	—	6
Other expense, net	—	—	(22)	—	(22)
Net loss					(235)

For the nine months ended September 30, 2002:
Sales and other operating revenues:
Customers	$2,713	$1,393	$—	$—	$4,106
Intersegment	960	—	—	(960)	—

Total sales and other operating revenues	3,673	1,393	—	(960)	4,106
Operating income (loss)	151	(41)	(92)	—	18
Interest expense	—	—	(154)	—	(154)
Interest income	—	—	1	—	1
Other income, net	—	3	—	—	3
Loss before cumulative effect of accounting change					(132)

The unallocated amounts included in operating losses consisted principally of general and administrative expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with information contained in the Consolidated Financial Statements of Equistar Chemicals, LP (“Equistar”) and the notes thereto.

In addition to comparisons of current operating results with the same period in the prior year, Equistar has included, as additional disclosure, certain “trailing quarter” comparisons of third quarter 2003 operating results to second quarter 2003 operating results. Equistar’s businesses are highly cyclical, in addition to experiencing some less significant seasonal effects. Trailing quarter comparisons may offer important insight into the current business direction of Equistar.

References to industry benchmark prices or costs, including the weighted average cost of ethylene production, are generally to industry prices and costs reported by Chemical Marketing Associates, Incorporated (“CMAI”), except that crude oil and natural gas benchmark price references are to industry prices reported by Platts, a reporting service of The McGraw-Hill Companies.

Overview

Equistar’s petrochemicals segment produces olefins, including ethylene, propylene, and butadiene; aromatics, including benzene and toluene; and oxygenated products, including ethylene oxide and derivatives, ethylene glycol, ethanol and methyl tertiary butyl ether (“MTBE”). Equistar’s polymers segment produces polyolefins, including high density polyethylene (“HDPE”), low density polyethylene (“LDPE”), linear-low density polyethylene (“LLDPE”) and polypropylene; and performance polymers products, including wire and cable insulating resins, and polymeric powders.

In the first nine months of 2003, the chemical industry experienced high and volatile raw material and energy costs, weak demand and excess industry capacity. These factors combined to put downward pressure on industry product margins and sales volumes during 2003.

Benchmark crude oil and natural gas prices generally have been indicators of the level and direction of movement of raw material and energy costs for Equistar. Olefins are produced from two major raw material groups:

•	crude-oil based liquids (“liquids”), including naphthas, condensates, and gas oils, the prices of which are generally related to crude oil prices; and

•	natural gas liquids (“NGL’s”), principally ethane and propane, the prices of which are generally affected by natural gas prices.

Equistar has the ability to shift its ratio of raw materials used in production of olefins to take advantage of the relative costs of liquids and NGL’s.

Raw material and energy costs have averaged significantly higher in 2003 than in the first nine months of 2002, reflecting rapid increases early in 2003. The following table shows the average benchmark prices for crude oil and natural gas for the applicable 2003 and 2002 periods, as well as benchmark sales prices for ethylene and co-product propylene, which Equistar produces and sells. The benchmark weighted average cost of ethylene production is based on the estimated ratio of liquid and NGL raw materials used in U.S. ethylene production and is subject to revision by CMAI.

	Average Benchmark Price
	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Crude oil – dollars per barrel	30.20	28.30	31.10	25.41
Natural gas – dollars per million BTUs	4.95	3.19	5.51	2.97
Weighted average cost of ethylene production – cents per pound	18.85	14.60	19.54	14.15
Ethylene – cents per pound	27.50	23.00	28.75	21.64
Propylene – cents per pound	19.33	19.83	21.83	17.83

In response to the higher raw material and energy costs, Equistar implemented significant sales price increases in the first nine months of 2003 for substantially all of its petrochemicals and polymers products. The magnitude of these price increases had a negative effect on product demand, and contributed to Equistar experiencing lower sales volumes, particularly in the second quarter 2003. Although demand recovered during the third quarter 2003, sales volumes were lower in total for the first nine months of 2003 compared to the first nine months of 2002. U.S. demand for ethylene in the third quarter 2003 was an estimated 2.9% below the third quarter 2002, but increased an estimated 5.7% compared to the second quarter 2003. For the first nine months of 2003, U.S. ethylene demand was an estimated 3.6% lower than in the first nine months of 2002.

On March 31, 2003, Equistar completed transactions involving a 15-year propylene supply arrangement and the sale of its Bayport polypropylene production facility in Pasadena, Texas. Equistar received total cash proceeds of $194 million, including the value of the polypropylene inventory sold. Cash proceeds of $159 million of the total represented a partial prepayment under the long-term propylene supply arrangement.

RESULTS OF OPERATIONS

Net Loss—Equistar had a net loss in the third quarter 2003 of $40 million compared to net income of $22 million in the third quarter 2002. The decrease of $62 million is principally due to higher costs, which were only partially offset by higher sales prices. Costs were impacted primarily by higher prices for raw materials and energy, particularly natural gas. In addition, Equistar’s third quarter 2003 results included an $11 million charge for the write-off of a polymer research and development (“R&D”) facility as a result of a refocusing of polymer R&D efforts. See Note 6 to the Consolidated Financial Statements.

Equistar had a net loss in the first nine months of 2003 of $235 million compared to a loss before the cumulative effect of an accounting change of $132 million in the first nine months of 2002. The higher net loss was primarily due to the effects of lower sales volumes, which were only partly offset by the benefit from higher average product margins, for the first nine months of 2003. The first nine months of 2003 included an $11 million charge for the write-off of the polymer R&D facility, $19 million of refinancing costs and a $12 million loss on the sale of the polypropylene plant, while the first nine months of 2002 included the negative impact of certain fixed price natural gas and NGL purchase contracts. Equistar’s costs under these contracts were approximately $33 million higher than market-based costs would have been.

Third Quarter 2003 versus Second Quarter 2003

Equistar had a third quarter 2003 net loss of $40 million compared to a net loss of $49 million in the second quarter 2003. The third quarter 2003 included the $11 million charge for the write-off of the polymer R&D facility, while the second quarter 2003 included $19 million of refinancing costs. Additionally, the third quarter 2003 benefited from increased sales volumes of ethylene and its derivative products, which were approximately 435 million pounds, or 21%, higher than in the second quarter. However, this volume improvement was generally offset by lower third quarter 2003 product margins, due to lower product sales prices and an increase in the cost of producing ethylene from liquid raw materials.

Segment Data

The following tables reflect selected actual sales volume data, including intersegment sales volumes, and summarized financial information for Equistar’s business segments.

	For the three months ended September 30,		For the nine months ended September 30,
In millions	2003	2002	2003	2002
Selected petrochemicals products:
Olefins (pounds)	3,976	4,259	11,620	12,789
Aromatics (gallons)	96	92	288	282
Polymers products (pounds)	1,405	1,527	3,945	4,628

Millions of dollars
Sales and other operating revenues:
Petrochemicals segment	$1,491	$1,362	$4,508	$3,673
Polymers segment	517	503	1,476	1,393
Intersegment eliminations	(366)	(357)	(1,104)	(960)

Total	$1,642	$1,508	$4,880	$4,106

Cost of sales:
Petrochemicals segment	$1,421	$1,263	$4,377	$3,515
Polymers segment	506	480	1,481	1,383
Intersegment eliminations	(366)	(357)	(1,104)	(960)

Total	$1,561	$1,386	$4,754	$3,938

Other operating expenses:
Petrochemicals segment	$4	$3	$12	$7
Polymers segment	30	17	76	51
Unallocated	35	31	98	92

Total	$69	$51	$186	$150

Operating income (loss):
Petrochemicals segment	$66	$96	$119	$151
Polymers segment	(19)	6	(81)	(41)
Unallocated	(35)	(31)	(98)	(92)

Total	$12	$71	$(60)	$18

Petrochemicals Segment

Revenues—Revenues of $1.5 billion in the third quarter 2003 were 9% higher than revenues of $1.4 billion in the third quarter 2002 due to higher sales prices partly offset by lower segment sales volumes. Benchmark ethylene prices averaged 20% higher in the third quarter 2003 compared to the third quarter 2002 in response to the higher cost of ethylene production, while benchmark propylene sales prices averaged 3% lower. Segment sales volumes in the third quarter 2003 were 5% below the third quarter 2002, due to lower production of co-products, such as propylene, and lower sales to the polymers segment.

Revenues of $4.5 billion in the first nine months of 2003 increased 23% compared to revenues of $3.7 billion in the first nine months of 2002 due to higher sales prices partly offset by lower segment sales volumes. Benchmark ethylene prices averaged 33% higher in the first nine months of 2003 compared to the first nine months of 2002 in response to significant increases in the cost of ethylene production, while benchmark propylene sales prices averaged 22% higher. Segment sales volumes decreased 8% in the first nine months of 2003 compared to the first nine months of 2002 due to lower co-product production and lower sales to the polymers segment.

Cost of Sales—Cost of sales of $1.4 billion in the third quarter 2003 increased 13% compared to $1.3 billion in the third quarter 2002. The costs of both liquid- and NGL-based raw materials as well as energy averaged higher in the third quarter 2003 compared to the third quarter 2002.

Cost of sales of $4.4 billion in the first nine months of 2003 increased 25% compared to $3.5 billion in the first nine months of 2002 due to higher costs of liquid- and NGL-based raw materials and energy in the first nine months of 2003 compared to the first nine months of 2002.

Operating Income—Operating income of $66 million in the third quarter 2003 decreased $30 million compared to operating income of $96 million in the third quarter 2002. The decrease reflects lower product margins as well as 5% lower sales volumes. Product margins deteriorated as the cost of energy, particularly natural gas, and raw materials increased more than average sales prices.

The operating income for the segment of $119 million in the first nine months of 2003 decreased $32 million compared to operating income of $151 million in the first nine months of 2002. The first nine months of 2002 included the effect of certain fixed price natural gas and NGL purchase contracts entered into in early 2001. Equistar’s costs under these fixed-price contracts, which largely expired by the end of the first quarter 2002, were approximately $33 million higher than market-based contracts would have been. The negative effect of these contracts in the first nine months of 2002 was offset in the first nine months of 2003 by lower margins coupled with the negative effect of 8% lower sales volumes.

Polymers Segment

Revenues—Revenues of $517 million in the third quarter 2003 were 3% higher than revenues of $503 million in the third quarter 2002. The increase was due to higher average sales prices, which were partially offset by an 8% decrease in sales volumes. Polymers sales volumes in the 2003 quarter were approximately 80 million pounds lower than the comparable 2002 quarter as a result of the first quarter 2003 sale of the Bayport polypropylene production facility.

Revenues of $1.5 billion in the first nine months of 2003 increased 6% compared to revenues of $1.4 billion in the first nine months of 2002. The increase was due to higher average sales prices partly offset by a 15% decrease in sales volumes. Average sales prices increased in response to higher raw material costs, primarily ethylene, compared to the first nine months of 2002. The lower polymers sales volumes reflected lower demand in 2003 and the sale of the Bayport polypropylene production facility.

Cost of Sales—Cost of sales of $506 million in the third quarter 2003 were 5% greater than the $480 million in the third quarter 2002, reflecting higher raw material costs offset by the effect of the 8% lower sales volumes. During the third quarter 2003, the benchmark cost of ethylene averaged 20% higher compared to the third quarter 2002.

Cost of sales of $1.5 billion in the first nine months of 2003 increased 7% compared to $1.4 billion in the first nine months of 2002. This increase reflected higher raw material costs, primarily ethylene, offset by the effect of the 15% decrease in sales volumes. Benchmark ethylene costs were 33% higher in the first nine months of 2003 compared to the first nine months of 2002.

Other Operating Expenses—Other operating expenses were $30 million in the third quarter 2003 compared to $17 million in the third quarter 2002, and were $76 million in the first nine months of 2003 compared to $51 million in the first nine months of 2002. The increases were primarily due to the $11 million third quarter 2003 charge related to the write-off of the polymer R&D facility and the $12 million loss on the sale of the Bayport polypropylene production facility in the first quarter 2003.

Operating Loss—The third quarter 2003 polymers segment operating loss of $19 million compares to third quarter 2002 operating income of $6 million. The third quarter 2003 includes the $11 million write-off of the polymer R&D facility. The third quarter 2003 operating loss also reflects lower sales volumes and lower product margins as raw material cost increases exceeded sales price increases.

For the first nine months of 2003, the polymers segment had an operating loss of $81 million compared to an operating loss of $41 million in the first nine months of 2002. The higher operating loss in the first nine months of 2003 was primarily due to the $11 million write-off of the polymer R&D facility and the $12 million loss on the sale of the polypropylene production facility. The negative effect of the 15% decrease in sales volumes was only partially offset by higher polymer product margins. Margins increased in the first nine months of 2003 compared to the first nine months of 2002 as higher average sales prices more than offset higher raw material costs.

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

FINANCIAL CONDITION

Operating Activities—Operating activities provided cash of $98 million in the first nine months of 2003 and used cash of $118 million in the first nine months of 2002. During the first nine months of 2003, Equistar received $159 million as a partial prepayment for propylene to be delivered over a period of 15 years in connection with the long-term propylene supply arrangement entered into in March 2003. In consideration of discounts offered to certain customers for early payment for product delivered in September 2003, some receivable amounts were collected in September 2003 that otherwise would have been expected to be collected in October 2003, including $33 million from Occidental. In addition, by managing the main components of working capital – receivables, inventory and payables – Equistar minimized the working capital impact of higher sales prices in the 2003 period. In the 2002 period, similar increases in sales prices resulted in a use of cash of $139 million due to higher receivables balances, which were partially offset by a $78 million increase in payables. The increases in cash flow during 2003 were partially offset by expenditures for scheduled maintenance turnarounds that were $55 million higher in the first nine months of 2003 than in the first nine months of 2002. Equistar makes significant semi-annual interest payments in the first and third quarters of each year. Accordingly, accrued interest liabilities are typically lower at the end of the first and third quarters of the year compared to the end of the year.

Investing Activities—Investing activities provided cash of $7 million in the first nine months of 2003 and used cash of $49 million in the first nine months of 2002. On March 31, 2003, concurrent with entering into the long-term propylene supply arrangement, Equistar sold a polypropylene production facility in Pasadena, Texas, for cash proceeds of $35 million. Equistar recognized a $12 million loss on the sale. In May 2003 and August 2003, Equistar sold certain railcars in two transactions for a total of $34 million and leased the railcars from the buyers under operating lease agreements.

Equistar’s capital expenditures were $62 million in the first nine months of 2003 and $43 million in the first nine months of 2002. The level of expenditures in both periods reflects continuing cash conservation efforts. Equistar’s capital budget for 2003 is $97 million, primarily for regulatory and environmental compliance projects.

Financing Activities—Cash used by financing activities was $4 million in the first nine months of 2003 and $16 million in the first nine months of 2002. In April 2003, Equistar issued $450 million of 10.625% senior notes due in 2011. The proceeds, net of related fees, were used to prepay $300 million of 8.5% notes due in the first quarter 2004, approximately $122 million of the $296 million of outstanding term loans under Equistar’s credit facility and prepayment premiums of approximately $17 million.

In September 2003, $29 million of Equistar’s medium term notes matured and were repaid using funds borrowed under Equistar’s revolving credit facility.

In March 2003, Equistar used a portion of the total cash proceeds of $194 million from the 15-year propylene supply arrangement and the sale of the polypropylene production facility to repay $104 million of borrowing under the revolving credit facility. Equistar used the remaining net proceeds to enhance liquidity and for general business purposes. In connection with these transactions, the commitment under the revolving credit facility was reduced by $96 million, to $354 million.

The first nine months of 2002 included the scheduled retirement of $100 million 9.125% notes. This was partly funded by temporarily borrowing a net $89 million under the revolving credit facility, which was repaid in the fourth quarter 2002.

As a result of continuing adverse conditions in the industry and its debt service obligations, Equistar made no distributions to its partners in the first nine months of 2003 nor were any made in 2002.

Equistar obtained amendments to its credit facility and receivables sales agreement in March 2003. See “Liquidity and Capital Resources—Long-Term Debt” and “Liquidity and Capital Resources—Receivables Sale” below.

Liquidity and Capital Resources—At September 30, 2003, Equistar’s long-term debt, including current maturities, totaled $2.3 billion, or approximately 57% of its total capitalization. Equistar had cash on hand of $128 million at September 30, 2003. The September 30, 2003 cash position reflects, among other things, Equistar’s continued focus on minimizing working capital levels and on other cash conservation efforts, such as limiting capital expenditures and controlling operating costs. As of September 30, 2003, $29 million of borrowing was outstanding under the $354 million revolving credit facility, which matures in August 2006. Amounts available under the revolving credit facility are further reduced to the extent of outstanding letters of credit provided under the credit facility, which totaled $17 million as of September 30, 2003.

Standard & Poor’s rating service (“S&P”) currently rates Equistar’s senior unsecured debt as BB- and Moody’s Investors Service (“Moody’s”) currently rates Equistar’s senior unsecured debt as B1. During 2003, S&P lowered Equistar’s senior unsecured debt rating from BB to BB-. In its most recent announcement regarding Equistar’s rating, S&P cited Equistar’s 70.5% ownership by Lyondell, Lyondell’s second quarter 2003 results, concerns about the timing of meaningful recovery in the petrochemical sector and Lyondell’s and Equistar’s credit exposure to adverse developments in a still uncertain business environment. In the first quarter of 2003, both agencies changed Equistar’s outlook from stable to negative. On September 22, 2003, Moody’s placed Equistar’s ratings under review for a possible one or two notch downgrade citing their concern about the pace at which Lyondell will be able to reduce debt over the 2004-2005 time frame given continuing demand weakness and excess capacity in key markets.

One or more of the rating agencies may reduce Equistar’s ratings in the future, whether as the result of reasons cited by the agencies, adverse developments affecting Equistar’s business or events beyond Equistar’s control. A downgrade in debt rating could affect Equistar’s borrowing costs, its ability to refinance or restructure debt in the future and trade terms. A reduction of its debt rating to B+ by S&P or to B3 by Moody’s would permit the counterparty to terminate Equistar’s $100 million receivables sales agreement. Any reduction by either agency also would permit the counterparty to terminate Equistar’s $101 million rail car lease. See “Receivables Sale” below and Note 4 to the Consolidated Financial Statements. Equistar expects to refinance the existing receivables agreement and the rail car lease before the end of 2003 and, at the same time, refinance the existing credit facility to increase its financial flexibility.

Equistar’s management believes that conditions will be such that cash balances, cash generated by operating activities and funds under the credit facility will be adequate to meet anticipated future cash requirements, including scheduled debt repayments, other contractual obligations, necessary capital expenditures and ongoing operations. Future operating performance could be affected by general economic, financial, competitive, legislative, regulatory, business and other factors, many of which are beyond Equistar’s control. If future operating cash flows are less than currently anticipated due to raw material prices or other factors, Equistar may need to further reduce or delay capital expenditures, sell assets, or reduce operating expenses.

Long-Term Debt—As a result of continuing adverse conditions in the industry, in March 2003, Equistar obtained amendments to its credit facility that provided additional financial flexibility by generally making certain financial ratio requirements less restrictive, with the exception that the maximum permitted debt ratios become more restrictive beginning September 30, 2004, the definition of total indebtedness became more restrictive at March 31, 2003 and the defined limitation on expenditures for property, plant and equipment was extended to apply through 2004. In addition, the financial ratio requirements become increasingly restrictive over time beginning in the fourth quarter 2003. The amended credit facility and the indentures governing Equistar’s senior notes contain covenants that, subject to certain exceptions, restrict sale and leaseback transactions, lien incurrence, debt incurrence, sales of assets, investments, non-regulatory capital expenditures, certain payments, and mergers. In addition, the credit facility requires Equistar to maintain specified financial ratios. The breach of these covenants would permit the lenders under Equistar’s credit facility and the indentures governing the senior notes to declare the loans immediately payable and would permit the lenders under Equistar’s credit facility to terminate future lending commitments. Equistar was in compliance with all covenants under its debt instruments as of September 30, 2003.

Deferred Revenues—On March 31, 2003, Equistar received an advance of $159 million, representing a partial prepayment for product to be delivered under a long-term product supply arrangement, primarily at cost-based prices. Equistar will recognize this deferred revenue over 15 years, as the associated product is delivered. See Note 7 to the Consolidated Financial Statements.

Receivables Sale—During October 2002, Equistar entered into an agreement with an independent issuer of receivables-backed commercial paper under which Equistar sold receivables and received cash proceeds of $100 million. The agreement has annual renewal provisions for up to three years upon mutual consent of the parties. Under the terms of the agreement, Equistar agreed to maintain a senior unsecured debt rating of at least B1 by Moody’s and BB- by S&P. In March 2003, Equistar obtained an amendment to reduce the minimum required debt rating of Moody’s to at least B2. With the debt rating downgrade by S&P earlier in 2003, the S&P debt rating of BB- is at the minimum required by the agreement and the Moody’s debt rating of B1 is one notch above the B2 minimum required rating. If Equistar does not maintain the minimum ratings, the counterparty would be permitted to terminate the receivables agreement. See Note 4 to the Consolidated Financial Statements. As discussed, Equistar is in the process of restructuring its financing to replace the existing receivables agreement, and expects the process to be completed during the fourth quarter of 2003.

CURRENT BUSINESS OUTLOOK

The global economy has shown signs of improvement; however, improvements in the chemical business are being overshadowed by ongoing volatility in raw material and energy prices. The fourth quarter is typically a slow quarter for chemicals; but, in October 2003, sales volumes and pricing have been consistent with late third-quarter 2003 levels. Equistar is currently implementing price increases in polyethylene; however, raw material and energy costs remain volatile and continue to impact margins.

ACCOUNTING CHANGES

In 2003, Equistar began classifying gains or losses that result from the early extinguishment of debt as an element of income before extraordinary items. The Consolidated Statements of Income and Comprehensive Income reflect these changes for all periods presented.

Beginning in the third quarter 2003, Equistar implemented Statement of Financial Accounting Standards (“SFAS”) No. 150 – Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The statement establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that certain financial instruments be classified as liabilities or, in some circumstances, as assets. Equistar’s adoption of the provisions of SFAS No. 150 had no material impact on its consolidated financial statements.

The application of FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, as amended by the newly issued FASB Staff Position FIN 46-6, “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities,” would result in the consolidation, as of December 31, 2003, of an entity from which Equistar leases certain railcars. The consolidation of this entity as of September 30, 2003 would have resulted in a net increase in property, plant and equipment of $111 million, a decrease in prepaid expense and accrued liabilities of approximately $8 million and $3 million, respectively, a $101 million increase in debt and a $5 million credit to be reported as the cumulative effect of the accounting change.

Item 3. Disclosure of Market and Regulatory Risk.

Equistar’s exposure to market and regulatory risks is described in Item 7a of its Annual Report on Form 10-K for the year ended December 31, 2002. Equistar’s exposure to market and regulatory risks has not changed materially in the nine months ended September 30, 2003.

Item 4. Controls and Procedures

Equistar performed an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer (principal executive officer) and Vice President and Controller (principal financial officer), of the effectiveness of Equistar’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2003. Based upon that evaluation, the Chief Executive Officer and the Vice President and Controller concluded that Equistar’s disclosure controls and procedures are effective.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments with respect to Equistar’s legal proceedings previously reported in the Annual Report on Form 10-K for the year ended December 31, 2002 and the Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, except as described below:

On January 19, 2001, Equistar and LCR, individually, and Lyondell, individually and as part of the BCCA Appeal Group (a group of industry participants), filed a lawsuit against the Texas Commission on Environmental Quality (“TCEQ”) in State District Court in Travis County, Texas to encourage the adoption of the plaintiffs’ alternative plan to achieve the same air quality improvement as the TCEQ plan, with less negative economic impact on the region. In June 2001, the parties entered into a consent order with respect to the lawsuit. Pursuant to the consent order, the TCEQ agreed to review, by June 2002, the scientific data for ozone formation in the Houston/Galveston region. In October 2001, the U.S. Environmental Protection Agency (“EPA”) approved the original TCEQ plan, and the BCCA Appeal Group filed a timely petition for judicial review of that action in the United States Fifth Circuit Court of Appeals in January 2002. In December 2002, the TCEQ adopted revised rules regarding emission reduction controls for nitrogen oxides (“NOx”) and highly reactive, volatile organic compounds (“HRVOCs”) in response to this litigation. On March 5, 2003, the plaintiffs’ filed a voluntary dismissal of the case brought in State District Court in Travis County, Texas. On October 28, 2003, the United States Fifth Circuit Court of Appeals affirmed the EPA approval of the original December 2000 TCEQ plan (the 90% reduction requirement). Since the TCEQ adopted revised rules regarding NOx (the 80% reduction requirement) and HRVOCs in December 2002 in response to this litigation, the Fifth Circuit Court of Appeals decision is not expected to have a material adverse effect on Equistar’s business or financial condition. The TCEQ has submitted the December 2002 revised rules regarding NOx and HRVOCs to the EPA for approval. For a discussion of these revised rules and their impact, see the “Clean Air Act” section of Note 9 to the Consolidated Financial Statements.

In August 2003, the EPA notified Equistar that it is seeking a civil penalty arising from a 1999 inspection relating to alleged violations of Clean Air Act regulations at Equistar’s Lake Charles plant. Equistar has reached a tentative settlement with the EPA, which includes a civil penalty in the amount of $195,000, and is finalizing the settlement consent decree with the EPA. Equistar does not believe that the ultimate resolution of this matter will have a material adverse effect on the business or financial condition of Equistar.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Principal Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

99.1	Consolidated Financial Statements (Unaudited) of Lyondell Chemical Company

(b) Reports on Form 8-K

The following Current Report on Form 8-K was filed or furnished during the quarter ended September 30, 2003 and through the date hereof:

Date of Report	Item No.	Financial Statements
October 7, 2003	9 and 12	No

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equistar Chemicals, LP

Dated: November 7, 2003	/s/ Charles L. Hall

Charles L. Hall
Vice President, Controller and Chief Accounting Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)