Form 10-K
period 2003-12-31
EQUISTAR CHEMICALS LP
filed 2004-03-12
CIK 1081158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2003

☐	Transition Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

Commission File No. 333-76473

EQUISTAR CHEMICALS, LP

(Exact name of Registrant as specified in its charter)

Delaware	76-0550481
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employee Identification No.)

1221 McKinney Street, Suite 700, Houston, Texas	77010
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 652-7200

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

There is no established public trading market for the Registrant’s equity securities. As of June 30, 2003, the last business day of the Registrant’s most recently completed second fiscal quarter, all of the Registrant’s equity securities were held by affiliates.

PART I

Items 1 and 2. Business and Properties

Overview

Equistar Chemicals, LP (“Equistar”) is one of the world’s largest producers of basic chemicals, with total 2003 revenues of $6.5 billion, and assets of $5.0 billion as of December 31, 2003. It is North America’s second largest producer of ethylene, the world’s most widely used petrochemical. Equistar also is the third largest producer of polyethylene in North America.

Equistar’s petrochemicals segment manufactures and markets olefins, oxygenated products, aromatics and specialty products. Equistar’s olefins products include ethylene, propylene and butadiene. Olefins and their co-products are basic building blocks used to create a wide variety of products. Equistar’s oxygenated products include ethylene oxide (“EO”) and its derivatives, ethylene glycol (“EG”), ethanol and methyl tertiary butyl ether (“MTBE”). Oxygenated products have uses ranging from paint to cleaners to polyester fibers to gasoline additives. Equistar’s aromatics include benzene and toluene.

Equistar’s polymers segment manufactures polyolefins, including high-density polyethylene (“HDPE”), low-density polyethylene (“LDPE”), linear low-density polyethylene (“LLDPE”), polypropylene and various performance polymers. Polyethylene is used to produce packaging film, trash bags and lightweight high-strength plastic bottles for milk, juices, shampoos and detergents. Polypropylene is used in a variety of products including plastic caps and other closures, rigid packaging, automotive components, and carpet facing and backing. Equistar’s performance polymers include enhanced grades of polyethylene such as wire and cable insulating resins and polymeric powders. For additional segment information, see Note 15 of Notes to the Consolidated Financial Statements.

Equistar was formed in October 1997 as a Delaware limited partnership. Equistar began operations in December 1997 when Lyondell Chemical Company (“Lyondell”) contributed substantially all of the assets of its petrochemicals and polymers business segments to Equistar and Millennium Chemicals Inc. (“Millennium”) contributed substantially all of the assets of Millennium Petrochemicals Inc.’s ethylene, polyethylene and related products, performance polymers and ethanol businesses to Equistar. In May 1998, Lyondell, Millennium, Equistar and Occidental Petroleum Corporation (together with its subsidiaries and affiliates, collectively “Occidental”) consummated a series of transactions to expand Equistar through the addition of Occidental’s petrochemical assets (the “Occidental Contributed Business”). From May 1998 to August 2002, Equistar’s owners were subsidiaries of Lyondell, Millennium and Occidental, with Lyondell owning a 41% interest in Equistar, and each of Millennium and Occidental owning a 29.5% interest in Equistar. On August 22, 2002, Lyondell purchased Occidental’s 29.5% interest in Equistar. As a result, Lyondell owns a 70.5% interest in Equistar, and Millennium owns the remaining 29.5% interest in Equistar.

Additional Information Available

Equistar’s principal executive offices are located at 1221 McKinney Street, Suite 700, Houston, Texas 77010 and its telephone number is (713) 652-7200. Equistar’s website address is www.equistarchem.com. Equistar’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available free of charge through Equistar’s website as soon as reasonably practicable after those reports are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). In addition, Equistar provides a copy of its Business Ethics and Conduct Policy on its website, free of charge. Information contained on Equistar’s website or any other website is not incorporated into this Annual Report and does not constitute a part of this Annual Report.

Petrochemicals Segment

Overview

Petrochemicals are fundamental to many segments of the economy, including the production of consumer products, housing and automotive components and other durable and nondurable goods. Equistar produces a variety of petrochemicals, including olefins, oxygenated products, aromatics and specialty products, at eleven facilities located in five states. Olefins include ethylene, propylene and butadiene. Oxygenated products include EO and derivatives, EG, ethanol and MTBE. Aromatics produced include benzene and toluene. Equistar’s petrochemical products are used to manufacture polymers and intermediate chemicals, which are used in a variety of consumer and industrial products. Ethylene is the most significant petrochemical in terms of worldwide production volume and is the key building block for polyethylene and a large number of other chemicals, plastics and synthetics.

The Chocolate Bayou, Corpus Christi and two Channelview, Texas olefins plants use crude oil-based liquid raw materials, including naphtha, condensates and gas oils, to produce ethylene. The use of crude oil-based liquid raw materials results in the production of a significant amount of co-products such as propylene, butadiene, benzene and toluene, and specialty products, such as dicyclopentadiene (“DCPD”), isoprene, resin oil and piperylenes. Based upon independent surveys, management believes that its Channelview facility is one of the lowest cash production cost olefins facilities in the United States. Equistar’s Morris, Illinois; Clinton, Iowa; Lake Charles, Louisiana; and LaPorte (Deer Park), Texas plants are designed to consume primarily natural gas liquids, including ethane, propane and butane (collectively “NGLs”), to produce ethylene with some co-products such as propylene. The Corpus Christi and Channelview plants also may consume NGLs to produce ethylene, depending upon the relative economic advantage of the alternative raw materials. A comprehensive pipeline system connects the Gulf Coast plants with major olefins customers. Raw materials are sourced both internationally and domestically and are shipped via vessel and pipeline. Equistar’s Lake Charles, Louisiana facility has been idled since the first quarter of 2001, pending sustained improvement in market conditions. Olefins accounted for approximately 56% of Equistar’s total revenues in 2003, 59% in 2002 and 60% in 2001.

Equistar produces EO and its primary derivative, EG, at its Bayport facilities located in Pasadena, Texas and through a 50/50 joint venture with DuPont in Beaumont, Texas. The Bayport facility also produces other derivatives of EO, principally ethylene glycol ethers and ethanolamines. EG is used in antifreeze, polyester fibers, resins and films. EO and its derivatives are used in many consumer and industrial end uses, such as detergents and surfactants, brake fluids and polyurethane seating and bedding foams.

Equistar produces synthetic ethanol at its Tuscola, Illinois plant by a direct hydration process that combines water and ethylene. Equistar also owns and operates a facility in Newark, New Jersey for denaturing ethanol by the addition of certain chemicals. In addition, Equistar produces small volumes of diethyl ether, a by-product of its ethanol production, at its Tuscola facility. These ethanol products are ingredients in various consumer and industrial products, as described more fully in the table below.

The following table outlines Equistar’s primary petrochemical products, annual processing capacity as of January 1, 2004, and the primary uses for such products. Unless otherwise specified, annual processing capacity was calculated by estimating the number of days in a typical year that a production unit of a plant is expected to operate, after allowing for downtime for regular maintenance, and multiplying that number by an amount equal to the unit’s optimal daily output based on the design raw material mix. Because the processing capacity of a production unit is an estimated amount, actual production volumes may be more or less than the capacities set forth below.

Product	Annual Capacity	Primary Uses
OLEFINS:

Ethylene	11.6 billion pounds (a)	Ethylene is used as a raw material to manufacture polyethylene, EO, ethanol, ethylene dichloride and ethylbenzene.

Propylene	5 billion pounds (a)(b)	Propylene is used to produce polypropylene, acrylonitrile and propylene oxide.

Butadiene	1.2 billion pounds	Butadiene is used to manufacture styrene-butadiene rubber and polybutadiene rubber, which are used in the manufacture of tires, hoses, gaskets and other rubber products. Butadiene is also used in the production of paints, adhesives, nylon clothing, carpets, paper coatings and engineered plastics.

OXYGENATED PRODUCTS:

Ethylene Oxide (EO)	1.1 billion pounds EO equivalents; 400 million pounds as pure EO (c)	EO is used to produce surfactants, industrial cleaners, cosmetics, emulsifiers, paint, heat transfer fluids and ethylene glycol.

Ethylene Glycol (EG)	1 billion pounds (c)	EG is used to produce polyester fibers and film, polyethylene terephthalate (“PET”) resin, heat transfer fluids and automobile antifreeze.

Ethylene Oxide Derivatives	225 million pounds	EO derivatives include ethylene glycol ethers and ethanolamines, and are used to produce paint and coatings, polishes, solvents and chemical intermediates.

Ethanol	50 million gallons	Ethanol is used in the production of solvents as well as household, medicinal and personal care products.

MTBE	284 million gallons (18,500 barrels/day) (d)	MTBE is a gasoline component for reducing emissions in reformulated gasolines and enhancing octane value.

AROMATICS:

Benzene	310 million gallons	Benzene is used to produce styrene, phenol and cyclohexane. These products are used in the production of nylon, plastics, synthetic rubber and polystyrene. Polystyrene is used in insulation, packaging and drink cups.

Toluene	66 million gallons	Toluene is used as an octane enhancer in gasoline, as a chemical raw material for benzene and/or paraxylene production, and a core ingredient in toluene diisocyanate, a compound used in urethane production.

SPECIALTY PRODUCTS:

Dicyclopentadiene (DCPD)	130 million pounds	DCPD is a component of inks, adhesives and polyester resins for molded parts such as tub and shower stalls and boat hulls.

Isoprene	145 million pounds	Isoprene is a component of premium tires, adhesive sealants and other rubber products.

Resin Oil	150 million pounds	Resin oil is used in the production of hot-melt adhesives, inks, sealants, paints and varnishes.

Piperylenes	100 million pounds	Piperylenes are used in the production of adhesives, inks and sealants.

Alkylate	337 million gallons (e)	Alkylate is a premium gasoline blending component used by refiners to meet Clean Air Act standards for reformulated gasoline.

(a)	Includes 850 million pounds/year of ethylene capacity and 200 million pounds/year of propylene capacity at Equistar’s Lake Charles, Louisiana facility. Equistar’s Lake Charles facility has been idled since the first quarter of 2001, pending sustained improvement in market conditions.
(b)	Does not include refinery-grade material or production from the product flexibility unit at Equistar’s Channelview facility, which can convert ethylene and other light petrochemicals into propylene. This facility has an annual processing capacity of one billion pounds per year of propylene.
(c)	Includes 350 million pounds/year of EO equivalents capacity and 400 million pounds/year of EG capacity at the Beaumont, Texas facility, which represents Equistar’s 50% of the total EO equivalents capacity and EG capacity, respectively, at the facility. The Beaumont, Texas facility is owned by PD Glycol, a partnership owned 50% by Equistar and 50% by DuPont.
(d)	Includes up to 44 million gallons/year of capacity processed by Equistar for LYONDELL-CITGO Refining LP (“LCR”) and returned to LCR.
(e)	Includes up to 172 million gallons/year of capacity processed by Equistar for LCR and returned to LCR.

Raw Materials

The raw materials cost for olefins production is the largest component of total cost for the petrochemicals business. The primary raw materials used in the production of olefins are crude oil-based liquids (also referred to as “heavy raw materials”) and NGLs (also referred to as “light raw materials”). Crude oil-based liquids generally are delivered by ship or barge. NGLs are delivered to Equistar’s facilities primarily via pipeline.

Olefins plants with the flexibility to consume a wide range of raw materials historically have had lower variable costs than olefins plants that are restricted in their raw material processing capability to NGLs. Crude oil-based liquids have had an historical cost advantage over NGLs such as ethane and propane, assuming the co-products were recovered and sold. Facilities using crude oil-based liquids historically have generated, on average, approximately four cents of additional variable margin per pound of ethylene produced compared to facilities restricted to using ethane. This margin advantage is based on an average of historical data over a period of years and is subject to short-term fluctuations, which can be significant. For example, during the first quarter of 2003, when crude oil prices rose sharply in anticipation of the war in Iraq, the advantage was significantly reduced. However, the advantage rebounded strongly in the second quarter of 2003, bringing the 2003 yearly average back to historical levels. Equistar has the capability to realize this margin advantage due to its ability to process crude oil-based liquids at the Channelview, Corpus Christi and Chocolate Bayou facilities. Equistar temporarily idled its LaPorte ethylene facility from June 2003 to August 2003 to lower its average cost of U.S. ethylene production by taking advantage of unused production capacity at its Channelview, Corpus Christi and Chocolate Bayou facilities, which can process crude oil-based liquids.

The Channelview facility is particularly flexible because it can range from processing all crude oil-based liquids to processing a majority of NGLs. The Corpus Christi plant can range from processing predominantly crude oil-based liquids to processing predominantly NGLs. The Chocolate Bayou facility processes 100% crude oil-based liquids. Equistar’s LaPorte facility can process natural gasoline and NGLs, including heavier NGLs such as butane. Equistar’s three other olefins facilities process only NGLs.

As described above, Equistar believes that its raw material flexibility is a key advantage in the production of olefins. As a result, although the majority of Equistar’s crude oil-based liquids requirements are purchased via contractual arrangements from a variety of domestic and international sources, Equistar also purchases crude oil-based liquids on the spot market from domestic and international sources in order to maintain its raw material flexibility and to take advantage of raw material pricing opportunities. Similarly, Equistar purchases a majority of its NGLs requirements via contractual arrangements from a variety of sources, but also purchases NGLs on the spot market. Equistar also obtains a portion of its crude oil-based liquids requirements from LCR at market-related prices. Equistar purchases all of its methanol requirements from Lyondell at cost-based prices. Also, Equistar purchases large amounts of natural gas to be used as energy for consumption in its business via market-based contractual arrangements with a variety of sources.

The raw materials for Equistar’s petrochemicals segment are, in general, commodity crude oil-based liquids and NGLs with numerous bulk suppliers and ready availability at competitive prices. Historically, raw material availability has not been an issue for Equistar’s petrochemicals business segment. For additional discussion regarding the effects of raw material pricing on recent operating performance, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Marketing and Sales

Ethylene produced by the Clinton and Morris facilities generally is consumed as a raw material by the polymers operations at those sites, or is transferred to Tuscola from Morris by pipeline for the production of ethanol. Ethylene produced by Equistar’s LaPorte facility is consumed as a raw material by Equistar’s polymers operations and Millennium’s vinyl acetate operations in LaPorte and also is distributed by pipeline for other internal uses and to third parties. Ethylene and propylene produced at the Channelview, Chocolate Bayou, Corpus Christi and Lake Charles olefins plants generally are distributed by pipeline or via exchange agreements to Equistar’s Gulf Coast polymer and EO/EG facilities as well as to Equistar’s affiliates and unrelated parties. Equistar’s Lake Charles facility has been idled since the first quarter of 2001, pending sustained improvement in market conditions. For the year ended December 31, 2003, approximately 70% of Equistar’s ethylene, based on sales dollars, was sold to

Equistar’s polymers or oxygenated products businesses or sold to Equistar’s owners and their affiliates at market-related prices. In addition, Equistar also had significant ethylene sales to Occidental Chemical Corporation (a subsidiary of Occidental, which is the beneficial owner of approximately 25% of Lyondell) during 2003 pursuant to a long-term ethylene supply agreement.

Equistar sells a majority of its olefins products to customers with whom it has had long-standing relationships. These sales generally are made under written agreements that typically provide for monthly negotiation of price; customer purchases of a specified minimum quantity; and three- to six-year terms with automatic one- or two-year term extension provisions. Some contracts may be terminated early if deliveries have been suspended for several months. No single petrochemicals customer accounted for 10% or more of Equistar’s total revenues in 2003.

EO and EG typically are sold under three- to five-year contracts, with monthly pricing based on market conditions. Lyondell provides sales services for Equistar outside of North America for EO derivatives. Glycol ethers are sold primarily into the solvent and distributor markets at market prices, as are ethanolamines and brake fluids. Ethanol and ethers primarily are sold under one-year contracts at market prices.

Equistar licenses MTBE technology under a license from a subsidiary of Lyondell and sells a significant portion of MTBE produced at one of its two Channelview units to Lyondell at market-related prices. The production from the second unit is processed by Equistar and returned to LCR for gasoline blending. MTBE produced at Chocolate Bayou is sold at market-related prices to Lyondell for resale.

Equistar sells most of its aromatics production under contracts that have initial terms ranging from one to three years and that typically contain automatic one-year term extension provisions. These contracts provide for monthly price adjustments based upon market prices. Benzene produced by LCR is sold directly to Equistar at market-related prices. Equistar serves as LCR’s sole agent to market toluene produced by LCR and receives a marketing fee for such services.

Equistar at times purchases ethylene, propylene, benzene and butadiene for resale, when necessary, to satisfy customer demand for these products above production levels. Volumes of ethylene, propylene, benzene and butadiene purchased for resale can vary significantly from period to period. However, purchased volumes do not have a significant impact on profitability.

Most of the ethylene and propylene production of the Channelview, Chocolate Bayou, Corpus Christi, La Porte and Lake Charles facilities is shipped via a 1,430-mile pipeline system which has connections to numerous Gulf Coast ethylene and propylene consumers. This pipeline system, some of which is owned and some of which is leased by Equistar, extends from Corpus Christi to Mont Belvieu to Port Arthur, Texas as well as around the Lake Charles, Louisiana area. In addition, exchange agreements with other olefins producers allow access to customers who are not directly connected to Equistar’s pipeline system. Some ethylene is shipped by railcar from Clinton, Iowa to Morris, Illinois. A pipeline owned and operated by an unrelated party is used to transport ethylene from Morris, Illinois to Tuscola, Illinois. Some propylene is shipped by ocean-going vessel. Ethylene oxide is shipped by railcar, and its derivatives are shipped by railcar, truck, isotank or ocean-going vessel. Butadiene, aromatics and other petrochemicals are distributed by pipeline, railcar, truck, barge or ocean-going vessel.

In 2003, Equistar entered into a long-term propylene supply arrangement with a subsidiary of Sunoco, Inc. Beginning in April 2003, Equistar supplies 700 million pounds of propylene annually to Sunoco, with a majority of the propylene to be supplied under a cost-based formula and the balance to be supplied on a market-related basis. This 15-year supply arrangement replaces a previous contract under which Equistar supplied 400 million pounds of propylene annually to Sunoco at market-related prices. For additional discussion regarding the transactions with Sunoco, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Competition and Industry Conditions

The bases for competition in Equistar’s petrochemicals products are price, product quality, product deliverability, reliability of supply and customer service. Equistar competes with other large domestic producers of petrochemicals, including BP p.l.c. (“BP”), Chevron Phillips Chemical Company LP (“ChevronPhillips”), The Dow Chemical Company (“Dow”), Enterprise Products Partners L.P., Exxon Mobil Corporation (“ExxonMobil”),

Huntsman Chemical Company (“Huntsman”) and Shell Chemical Company. Industry consolidation, including the combinations of British Petroleum and Amoco, Exxon and Mobil, and Dow and Union Carbide and the formation of ChevronPhillips, has brought North American production capacity under the control of fewer, although larger and stronger, competitors.

Equistar’s combined rated ethylene capacity at January 1, 2004 was approximately 11.6 billion pounds per year, or approximately 15% of total North American production capacity. Based on published rated production capacities, Equistar believes it is the second largest producer of ethylene in North America. North American ethylene rated capacity at January 1, 2004 was approximately 78 billion pounds per year. Approximately 77% of the total ethylene production capacity in North America is located along the Gulf Coast.

Petrochemicals profitability is affected by raw materials costs and the level of demand for petrochemicals and their derivatives, along with vigorous price competition among producers which may intensify due to, among other things, the addition of new capacity. Ethylene markets continue to be affected by excess capacity as a result of previous capacity additions, which have not yet been fully absorbed due to weak demand growth over the last three years. However, with the shut down of two of Dow’s Gulf Coast olefins plants in 2003 and improving demand as worldwide economic growth recovers, operating rates have begun to improve. In general, demand is a function of economic growth in the United States and elsewhere in the world, which fluctuates. It is not possible to accurately predict the changes in raw material costs, market conditions and other factors that will affect petrochemical industry profitability in the future. The petrochemicals industry historically has experienced significant volatility in profitability due to fluctuations in capacity utilization. Equistar’s other major commodity chemical products also experience cyclical market conditions similar to, although not necessarily coincident with, those of olefins.

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

Equistar manufactures polyethylene using a variety of technologies at five facilities in Texas and at its Morris, Illinois and Clinton, Iowa facilities. The Morris and Clinton facilities enjoy a freight cost advantage over Gulf Coast producers in delivering products to customers in the U.S. Midwest and on the East Coast of the United States. Polyethylene accounted for approximately 28% of Equistar’s total revenues in 2003, 27% in 2002 and 27% in 2001. Equistar produces performance polymer products, which include enhanced grades of polyethylene and polypropylene, at several of its polymers facilities. Equistar believes that, over a business cycle, average selling prices and profit margins for performance polymers tend to be higher than average selling prices and profit margins for higher-volume commodity polyethylenes. Equistar also produces wire and cable insulating resins and compounds at its LaPorte, Texas facility, and wire and cable insulating compounds at its Fairport Harbor, Ohio facility. Wire and cable insulating resins and compounds are used to insulate copper and fiber optic wiring in power, telecommunication, computer and automobile applications. Equistar intends to temporarily consolidate its automotive compound production at the Fairport Harbor, Ohio facility and temporarily idle the automotive compound production unit at the LaPorte, Texas facility at the end of the first quarter of 2004. Equistar’s Morris, Illinois facility manufactures polypropylene using propylene produced as a co-product of Equistar’s ethylene production as well as propylene purchased from unrelated parties. Polypropylene is sold for various applications in the automotive, housewares and appliance industries. On March 31, 2003, Equistar sold its Bayport polypropylene manufacturing unit in Pasadena, Texas to a subsidiary of Sunoco. For additional discussion regarding the transactions with Sunoco, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following table outlines Equistar’s polymers and performance polymers products, annual processing capacity at January 1, 2004, and the primary uses for such products. Unless otherwise specified, annual processing capacity was calculated by estimating the number of days in a typical year that a production unit of a plant is expected to operate, after allowing for downtime for regular maintenance, and multiplying that number by an amount equal to the unit’s optimal daily output based on the design raw material mix. Because the processing capacity of a production unit is an estimated amount, actual production volumes may be more or less than the capacities set forth below.

Product	Annual Capacity	Primary Uses
POLYETHYLENE:

High density polyethylene (HDPE)	3.2 billion pounds	HDPE is used to manufacture grocery, merchandise and trash bags; food containers for items from frozen desserts to margarine; plastic caps and closures; liners for boxes of cereal and crackers; plastic drink cups and toys; dairy crates; bread trays; pails for items from paint to fresh fruits and vegetables; safety equipment such as hard hats; house wrap for insulation; bottles for household and industrial chemicals and motor oil; milk, water, and juice bottles; and large (rotomolded) tanks for storing liquids such as agricultural and lawn care chemicals.

Low density polyethylene (LDPE)	1.4 billion pounds	LDPE is used to manufacture food packaging films; plastic bottles for packaging food and personal care items; dry cleaning bags; ice bags; pallet shrink wrap; heavy-duty bags for mulch and potting soil; boil-in-bag bags; coatings on flexible packaging products; and coatings on paper board such as milk cartons. Ethylene vinyl acetate is a specialized form of LDPE used in foamed sheets, bag-in-box bags, vacuum cleaner hoses, medical tubing, clear sheet protectors and flexible binders.

Linear low density polyethylene (LLDPE)	1.1 billion pounds	LLDPE is used to manufacture garbage and lawn-leaf bags; industrial can liners; housewares; lids for coffee cans and margarine tubs, dishpans, home plastic storage containers, kitchen trash containers; large (rotomolded) toys like outdoor gym sets; drip irrigation tubing; protective coating for telephone wires, and film; shrink wrap for multi-packaging canned food, bag-in-box bags, produce bags, and pallet stretch wrap.

POLYPROPYLENE:

Polypropylene	280 million pounds	Polypropylene is used to manufacture fibers for carpets, rugs and upholstery; housewares; automotive battery cases; automotive fascia, running boards and bumpers; grid-type flooring for sports facilities; fishing tackle boxes; and bottle caps and closures.

PERFORMANCE POLYMERS:

Wire and Cable Insulating Resins and Compounds	(a)	Wire and cable insulating resins and compounds are used to insulate copper and fiber optic wiring in power, telecommunication, computer and automobile applications.

Polymeric Powders	(a)	Polymeric powders are component products in structural and bulk molding compounds, parting agents and filters for appliance, automotive and plastics processing industries.

Polymers for Adhesives, Sealants and Coatings	(a)	Polymers are components in hot-melt-adhesive formulations for case, carton and beverage package sealing, glue sticks, automotive sealants, carpet backing and adhesive labels.
Reactive Polyolefins	(a)	Reactive polyolefins are functionalized polymers used to bond non-polar and polar substrates in barrier food packaging, wire and cable insulation and jacketing, automotive gas tanks and metal coating applications.

(a)	These are enhanced grades of polyethylene and are included in the capacity figures for HDPE, LDPE and LLDPE above, as appropriate.

Raw Materials

The primary raw material for Equistar’s polymers segment is ethylene. With the exception of the Chocolate Bayou polyethylene plant, Equistar’s polyethylene production facilities can receive their ethylene directly from Equistar’s petrochemical facilities via Equistar’s olefins pipeline system, by third-party pipelines or from on-site production. All of the ethylene used in Equistar’s polyethylene production is produced internally by Equistar’s petrochemicals segment. However, the polyethylene plants at Chocolate Bayou, LaPorte and Bayport, Texas are connected by pipeline to unrelated parties and could receive ethylene via exchanges or purchases. The polypropylene facility at Morris, Illinois receives propylene from Equistar’s petrochemicals segment and from unrelated parties.

The raw materials for Equistar’s polymers segment are, in general, commodity chemicals with numerous bulk suppliers and ready availability at competitive prices. Historically, raw material availability has not been an issue for Equistar’s polymers business segment. For additional discussion regarding the effects of raw material pricing on recent operating results, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Marketing and Sales

Equistar’s polymers products primarily are sold to an extensive base of established customers. Approximately 65% of Equistar’s polymers products volumes are sold to customers under term contracts, typically having a duration of one to three years. The remainder generally is sold without contractual term commitments. In either case, in most of the continuous supply relationships, prices are subject to change upon mutual agreement between Equistar and the customer. No single polymers customer accounted for 10% or more of Equistar’s total revenues in 2003.

Polymers are primarily distributed via railcar. Equistar owns or leases, pursuant to long-term lease arrangements, approximately 7,850 railcars for use in its polymers business. Equistar sells the vast majority of its polymers products in North America, and such sales primarily are through its own sales organization. It generally engages sales agents to market its polymers in the rest of the world.

Competition and Industry Conditions

The bases for competition in Equistar’s polymers products are price, product performance, product quality, product deliverability, reliability of supply and customer service. Equistar competes with other large producers of polymers, including Atofina, BP Solvay Polyethylene, ChevronPhillips, Dow, Eastman Chemical Company, ExxonMobil, Formosa Plastics, Huntsman, NOVA Chemicals Corporation and Westlake Polymers. Industry consolidation, including the combinations of British Petroleum and Amoco, Exxon and Mobil, and Dow and Union Carbide, the formation of ChevronPhillips, and the polymers business combinations between BP and Solvay, has brought North American production capacity under the control of fewer, although larger and stronger, competitors.

Based on published rated industry capacities, Equistar is the third largest producer of polyethylene in North America. The combined rated capacity of Equistar’s polyethylene units as of January 1, 2004 was approximately 5.7 billion pounds per year, or approximately 15% of total industry capacity in North America. There are 19 other North American producers of polyethylene, the most significant of which are ChevronPhillips, Dow and ExxonMobil.

Polymers profitability is affected by raw material costs and the worldwide level of demand for polymers, along with vigorous price competition among producers which may intensify due to, among other things, the addition of new capacity. In general, demand is a function of economic growth in the United States and elsewhere in the world, which fluctuates. It is not possible to accurately predict the changes in raw material costs, market conditions and other factors, which will affect polymers industry profitability in the future.

Properties Owned or Leased by Equistar

Equistar’s principal manufacturing facilities and principal products as of January 1, 2004 are set forth below. All of these facilities are wholly owned by Equistar unless otherwise noted.

Location	Principal Products
Beaumont, Texas (a)*	EG
Channelview, Texas (b)*	Ethylene, Propylene, Butadiene, Benzene, Toluene, DCPD, Isoprene, Resin Oil, Piperylenes, Alkylate and MTBE
Corpus Christi, Texas*	Ethylene, Propylene, Butadiene and Benzene
Chocolate Bayou, Texas (c)	HDPE
Chocolate Bayou, Texas (c)(d)*	Ethylene, Propylene, Butadiene, Benzene, Toluene, DCPD, Isoprene, Resin Oil and MTBE
LaPorte (Deer Park), Texas (e)*	Ethylene, Propylene, LDPE, LLDPE, Wire and Cable Insulating Resins and Polymers for Adhesives, Sealants and Coatings
Matagorda, Texas*	HDPE
Bayport (Pasadena), Texas*	EO, EG and Other EO Derivatives
Bayport (Pasadena), Texas (f)*	LDPE
Victoria, Texas (d)*	HDPE
Lake Charles, Louisiana (g)*	Ethylene and Propylene
Morris, Illinois*	Ethylene, Propylene, LDPE, LLDPE and Polypropylene
Tuscola, Illinois*	Ethanol and Polymeric Powders
Clinton, Iowa*	Ethylene, Propylene, LDPE, HDPE and Reactive Polyolefins
Fairport Harbor, Ohio (h)	Wire and Cable Insulating Compounds
Newark, New Jersey	Denatured Alcohol

*	As of January 1, 2004, facilities which received the OSHA Star Certification, which is the highest safety designation issued by the U. S. Department of Labor.
(a)	The Beaumont facility is owned by PD Glycol, a partnership owned 50% by Equistar and 50% by DuPont.
(b)	The Channelview facility has two ethylene processing units. Lyondell owns a methanol plant located within the Channelview facility on property Lyondell leases from Equistar. This methanol plant is being operated for Lyondell by Equistar on behalf of an unrelated party. Another unrelated party owns and operates a facility on land leased from Equistar that is used to purify hydrogen from Lyondell’s methanol plant. Equistar also operates a styrene maleic anhydride unit and a polybutadiene unit, which are owned by a third party and are located on property leased from Equistar within the Channelview facility.
(c)	Millennium and Occidental each contributed a facility located in Chocolate Bayou. These facilities are not on contiguous property.
(d)	The land is leased.
(e)	Equistar intends to temporarily consolidate its automotive compound production at the Fairport Harbor, Ohio facility and temporarily idle the automotive compound production unit at the LaPorte, Texas facility at the end of the first quarter of 2004.
(f)	The facility is located on land leased from Sunoco. The facility is operated by Sunoco for Equistar.
(g)	The Lake Charles facility has been idled since the first quarter of 2001, pending sustained improvement in market conditions. The facilities and land are leased from Occidental Chemical Corporation, a subsidiary of Occidental, under a lease that expires in May 2004 and has renewal provisions for two additional one-year periods at either party’s option.
(h)	The building and land are leased.

Storage capacity for up to approximately 13 million barrels of NGLs, ethylene, propylene and other hydrocarbons is provided in caverns within the salt dome at the Mont Belvieu facility. There are an additional 3 million barrels of ethylene and propylene storage and four brine ponds operated by Equistar on leased property in Markham, Texas.

Equistar uses an extensive olefins pipeline system, some of which it owns and some of which it leases, extending from Corpus Christi to Mont Belvieu to Port Arthur and around the Lake Charles area. Equistar owns other pipelines in connection with its Chocolate Bayou, Corpus Christi, LaPorte, Matagorda and Victoria facilities. Equistar uses a pipeline owned and operated by an unaffiliated party to transport ethylene from its Morris facility to its Tuscola facility. Equistar owns and leases several pipelines connecting the Channelview facility, the LCR refinery and the Mont Belvieu storage facility, which are used to transport raw materials, butylenes, hydrogen, butane, MTBE and unfinished gasolines. Equistar also owns a barge docking facility near the Channelview facility capable of berthing eight barges and related terminal equipment for loading and unloading raw materials and products. Equistar owns or leases pursuant to long-term lease arrangements approximately 9,400 railcars for use in its petrochemicals and polymers businesses.

Lyondell provides office space to Equistar for its executive offices and headquarters in downtown Houston, Texas as part of a shared services arrangement. See “Item 13. Certain Relationships and Related Transactions—Services and Shared-Site Agreements with Lyondell and Affiliates of Millennium and Occidental.” In addition, Equistar owns facilities that house the Chocolate Bayou, Cincinnati and Morris research operations. Equistar also leases sales facilities and leases storage facilities, primarily in the Gulf Coast area, from various parties for the handling of products.

Employee Relations

As of December 31, 2003, Equistar employed approximately 3,165 full-time employees. In addition to its own employees, Equistar uses the services of Lyondell employees pursuant to a shared services arrangement and also uses the services of independent contractors in the routine conduct of its business. Approximately 5% of Equistar’s employees are covered by collective bargaining agreements. Equistar believes that its relations with its employees are good. See “Item 13. Certain Relationships and Related Transactions—Services and Shared-Site Agreements with Lyondell and Affiliates of Millennium and Occidental.”

Research and Technology; Patents and Trademarks

Equistar conducts research and development principally at its Cincinnati, Ohio technical center, with an additional technical center located at the Chocolate Bayou, Texas facility. Equistar’s research and development expenditures were $38 million in 2003, $38 million in 2002 and $39 million in 2001, all of which were expensed as incurred.

Equistar maintains a patent portfolio that is continuously supplemented by new patent applications related to its petrochemicals and polymers businesses. As of December 31, 2003, Equistar owned approximately 215 United States patents and approximately 335 worldwide patents. Equistar has numerous trademarks and trademark registrations in the United States and other countries, including the Equistar logo. Equistar does not regard its business as being materially dependent upon any single patent or trademark.

RISK FACTORS THAT MAY AFFECT EQUISTAR

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

Cyclicality and Overcapacity in the Petrochemical and Polymer Industries

Equistar’s historical operating results reflect the cyclical and volatile nature of the supply-demand balance in the petrochemical and polymer industries. These industries historically have experienced alternating periods of capacity shortages leading to tight supply, causing prices and profit margins to increase, followed by periods when substantial capacity is added, resulting in oversupply, declining capacity utilization rates and declining prices and profit margins. This cyclical pattern is most visible in the markets for ethylene and polyethylene, resulting in volatile profits and cash flow over the business cycle.

There is ongoing overcapacity in the petrochemical and polymer industries, as a number of Equistar’s competitors in various segments of the petrochemical and polymer industries have added capacity and demand growth has lagged behind rates experienced historically. There can be no assurance that future growth in product demand will be sufficient to utilize current or additional capacity. Excess industry capacity has depressed and may continue to depress Equistar’s volumes and margins. The global economic and political environment continues to be uncertain. This environment and uncertainty contributed to low industry operating rates, added to the volatility of raw material and energy costs, and forestalled the industry’s recovery from trough conditions, which has and may continue to place pressure on Equistar’s results of operations. As a result of excess industry capacity and weak demand for products, as well as rising energy costs and raw material prices, Equistar’s operating income has declined and may remain volatile.

Raw Materials and Energy Costs

Equistar purchases large amounts of raw materials and energy for its businesses. The cost of these raw materials and energy, in the aggregate, represent a substantial portion of Equistar’s operating expenses. The prices of raw materials and energy generally follow price trends of, and vary with the market conditions for, crude oil and natural gas, which may be highly volatile and cyclical. Results of operations for Equistar have been and could be in the future significantly affected by increases and volatility in these costs. Price increases increase Equistar’s working capital needs, and can therefore also adversely affect Equistar’s liquidity and cash flow.

In addition, higher North American natural gas prices relative to natural gas cost-advantaged regions, such as the Middle East, have adversely affected the ability of many domestic chemical producers to compete internationally since natural gas prices affect a significant portion of the industry’s raw materials and energy sources. This environment has had a negative impact on Equistar’s exports, and has reduced the competitiveness of U.S. producers. It also has increased the competition for sales of chemicals in North America, as U.S. production that would otherwise have been sold overseas was instead offered for sale domestically, resulting in excess supply and lower margins in North America.

General Economic Conditions and Other External Factors

External factors beyond Equistar’s control, such as general economic conditions, international events and circumstances, competitor actions, and governmental regulation in the United States and abroad, can cause volatility in the price of raw materials and other operating costs, as well as significant fluctuations in demand for Equistar’s products, and can magnify the impact of economic cycles on Equistar’s businesses. Equistar believes that events in the Middle East had a particular influence in 2003 and may continue to do so. In addition, a number of Equistar’s products are highly dependent on durable goods markets, such as the housing and automotive markets, that are themselves particularly cyclical. If the global economy does not improve, demand for Equistar’s products and its income and cash flow would continue to be adversely affected. In addition, these risks have and may continue to increase volatility in prices for crude oil and natural gas and could result in increased raw material costs. Further, these risks could cause increased instability in the financial markets and adversely affect Equistar’s ability to access capital.

Equistar may reduce production at or idle a facility for an extended period of time or exit a business because of high raw material prices, an oversupply of a particular product and/or a lack of demand for that particular product, which makes production uneconomical. Any decision to permanently close facilities or exit a business would result in writing off the remaining book value of the assets involved. Temporary outages sometimes last for several quarters or, in certain cases, longer and cause Equistar to incur costs, including the expenses of maintaining and restarting these facilities. It is possible that factors like increases in raw material costs or lower demand in the future will cause Equistar to further reduce operating rates, idle facilities or exit uncompetitive businesses.

Commodity Products

Equistar sells its products in highly competitive markets. Due to the commodity nature of most of Equistar’s products, competition in these markets is based primarily on price and to a lesser extent on product performance, product quality, product deliverability, reliability of supply and customer service. As a result, Equistar generally is not able to protect its market position for these products by product differentiation and may not be able to pass on cost increases to its customers. Accordingly, increases in raw material and other costs may not necessarily correlate with changes in prices for these products, either in the direction of the price change or in magnitude. In addition, Equistar’s ability to increase product sales prices, and the timing of those increases, are affected by the supply-demand balances for Equistar’s products, as well as the capacity utilization rates for those products. Timing differences in pricing between raw material costs, which may change daily, and contract product prices, which in many cases are negotiated only monthly or less often, sometimes with an additional lag in effective dates for increases, have had and may continue to have a negative effect on profitability.

Environmental and Other Regulatory Matters

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

Equistar’s policy is to be in compliance with all applicable environmental laws. Equistar also is committed to the principles of Responsible Care®, an international chemical industry initiative to enhance the industry’s responsible management of chemicals. Equistar (together with the industries in which it operates) is subject to extensive national, state and local environmental laws and regulations concerning, and is required to have permits and licenses regulating, emissions to the air, discharges onto land or waters and the generation, handling, storage, transportation, treatment and disposal of waste materials. Many of these laws and regulations provide for substantial fines and potential criminal sanctions for violations. Some of these laws and regulations are subject to varying and conflicting interpretations. In addition, some of these laws and regulations require Equistar to meet specific financial responsibility requirements. Equistar cannot accurately predict future developments, such as increasingly strict environmental laws, and inspection and enforcement policies, as well as higher compliance costs, which might affect the handling, manufacture, use, emission or disposal of products, other materials or hazardous and non-hazardous waste. Some risk of environmental costs and liabilities is inherent in particular operations and products of Equistar, as it is with other companies engaged in similar businesses, and there is no assurance that material costs and liabilities will not be incurred. In general, however, with respect to the costs and risks described above, Equistar does not expect that it will be affected differently than the rest of the chemical industry where its facilities are located.

Environmental laws may have a significant effect on the nature and scope of cleanup of contamination at current and former operating facilities, the costs of transportation and storage of raw materials and finished products and the costs of the storage and disposal of wastewater. Also, U.S. “Superfund” statutes may impose joint and several liability for the costs of remedial investigations and actions on the entities that generated waste, arranged for disposal of the wastes, transported to or selected the disposal sites and the past and present owners and operators of such sites. All such responsible parties (or any one of them, including Equistar) may be required to bear all of such costs regardless of fault, legality of the original disposal or ownership of the disposal site. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Matters.”

Equistar has on-site solid waste management units at several of its facilities, which were used in the past to dispose of waste generated at the facilities. It is anticipated that corrective measures will be necessary to comply with federal and state requirements with respect to these facilities. Equistar’s policy is to accrue remediation expenses when it is probable that such efforts will be required and the related expenses can be reasonably estimated. Estimated costs for future environmental compliance and remediation are necessarily imprecise due to such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of presently unknown remediation sites and the allocation of costs among the potentially responsible parties under applicable statutes. Equistar has accrued amounts (without regard to potential insurance recoveries or third party reimbursements) believed to be sufficient to cover current estimates of the cost for remedial measures based upon its interpretation of current environmental standards. In the opinion of management, there is currently no material range of loss in excess of the amount recorded. Based on the establishment of such accruals, Equistar does not anticipate any material adverse effect upon its financial statements or competitive position as a result of compliance with the laws and regulations described in this or the preceding paragraphs. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Matters.” Lyondell, Millennium Petrochemicals and Occidental have each agreed to provide certain indemnifications or guarantees thereof to Equistar with respect to the petrochemicals and polymers businesses they each contributed. In addition, Equistar agreed to assume third party claims that are related to certain contingent liabilities arising prior to the contribution transactions. Lyondell, Millennium, Occidental and Equistar each remain liable under these indemnification or guarantee arrangements to the same extent as they were before Lyondell’s August 2002 acquisition of Occidental’s interest in Equistar. See “Item 13. Certain Relationships and Related Transactions – Asset Contributions by Lyondell and Affiliates of Millennium and Occidental” for more information regarding these indemnification obligations.

In some cases, compliance with environmental, health and safety laws and regulations can only be achieved by capital expenditures. In the years ended December 31, 2003, 2002 and 2001, Equistar spent approximately $38 million, $14 million and $16 million, respectively, for environmentally related capital expenditures at existing facilities. The increased 2003 capital expenditures resulted from new emission reduction rules, as discussed below. Equistar currently estimates that environmentally related capital expenditures at its existing facilities will be approximately $87 million and $82 million for 2004 and 2005, respectively, including preliminary estimated expenditures for engineering studies related to emission control standards for highly reactive, volatile organic compounds (“HRVOCs”), as discussed below.

The eight-county Houston/Galveston region has been designated a severe non-attainment area under the one-hour ozone standard by the U.S. Environmental Protection Agency (“EPA”). As a result, in December 2000, the Texas Commission on Environmental Quality (“TCEQ”) submitted a plan to the EPA to reach and demonstrate compliance with the ozone standard by November 2007. Ozone is a product of the reaction between volatile organic compounds and nitrogen oxides (“NOx”) in the presence of sunlight, and is a principal component of smog. Emission reduction controls for NOx must be installed at each of Equistar’s six plants located in the Houston/Galveston region during the next several years. Revised rules adopted by the TCEQ in December 2002 changed the required NOx emission reduction levels from 90% to 80% while requiring new controls on emissions of HRVOCs, such as ethylene, propylene, butadiene and butylenes. The TCEQ plans to make a final review of these rules, with final rule revisions to be adopted by October 2004. These rules also still require approval by the EPA. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters” for a summary of the estimated capital expenditures required for Equistar to comply with the 80% NOx emission reduction requirements. The timing and amount of these expenditures are subject to regulatory and other uncertainties, as well as obtaining the necessary permits and approvals. Equistar is still assessing the impact of the new HRVOC control requirements. There can be no guarantee as to the ultimate cost of implementing any final plan developed to ensure ozone attainment by the 2007 deadline.

In the United States, the Clean Air Act Amendments of 1990 set minimum levels for oxygenates, such as MTBE, in gasoline sold in areas not meeting specified air quality standards. However, the presence of MTBE in some water supplies in California and other states due to gasoline leaking from underground storage tanks and in surface water from recreational water craft has led to public concern about the use of MTBE. Certain U.S. federal and state governmental initiatives have sought either to rescind the oxygen requirement for reformulated gasoline or to restrict or ban the use of MTBE. Equistar’s MTBE sales represented approximately 3% of its total revenues in 2003. At this time, Equistar cannot predict the impact that these initiatives will have on MTBE margins or volumes longer term, but any effect on Equistar’s financial position, liquidity, or the results of operations is not expected to be material.

In addition to the environmental matters described above, Equistar is subject to other material regulatory requirements, including those relating to the shipment or exportation of its products. Although Equistar has compliance programs and other processes intended to ensure compliance with all such regulations, Equistar is subject to the risk that its compliance with such regulations could be challenged. Non-compliance with certain of these regulations could result in the incurrence of additional costs, penalties or assessments that could have a material adverse effect on Equistar’s financial position.

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

Although Equistar takes precautions to enhance the safety of its operations and minimize the risk of disruptions, Equistar’s operations, along with those of other members of the chemical industry, are subject to hazards inherent in chemical manufacturing and the related storage and transportation of raw materials, products and wastes. These hazards include: pipeline leaks and ruptures; explosions; fires; severe weather and natural disasters; mechanical failures; unscheduled downtimes; labor difficulties; transportation interruptions; remediation complications; chemical spills; discharges or releases of toxic or hazardous substances or gases; storage tank leaks; other environmental risks; and potential terrorist acts. Some of these hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment and environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties.

Furthermore, Equistar is also subject to present and future claims with respect to workplace exposure, workers’ compensation and other matters. Equistar maintains property, business interruption and casualty insurance which it believes is in accordance with customary industry practices, but it is not fully insured against all potential hazards incident to its business, including losses resulting from war risks or terrorist acts. As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially and, in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage. If Equistar were to incur a significant liability for which it was not fully insured, it could have a material adverse effect on its financial position.

Potential Acquisitions, Divestitures and Joint Ventures

Equistar continuously seeks opportunities to generate value through business combinations, purchases and sales of assets and contractual arrangements or joint ventures. These transactions are intended to result in the realization of synergies, the creation of efficiencies or the generation of cash to reduce debt. To the extent permitted under Equistar’s credit facilities and other debt agreements, some of these transactions may be financed with additional borrowings by Equistar. Although these transactions are expected to yield longer-term benefits if the expected efficiencies and synergies of the transactions are realized, they could adversely affect the results of operations of Equistar in the short term because of the costs associated with such transactions. Other transactions may advance future cash flows from some of Equistar’s businesses, thereby yielding increased short-term liquidity, but consequently resulting in lower cash flows from these operations over the longer term.

Effect of any Change in Ownership

Lyondell or Millennium may transfer control of their interests in Equistar or engage in mergers or other business combination transactions with a third party or with the other owner that could result in a change in control of any one of Lyondell, Millennium or Equistar. Because of the unanimous approval requirements in Equistar’s partnership governance structure, any transfer of an interest in Equistar or change of control of any one of Equistar’s owners could affect the governance of Equistar. Equistar cannot predict how a change of owners would affect Equistar’s operations or business.

Unless waived by each of Equistar’s owners, Equistar’s partnership agreement provides that a direct or indirect transfer of an interest in Equistar generally may occur only if the other owner is first offered the opportunity to purchase the interest and, if the transferee is a third party, the transferee has, or in the opinion of a nationally recognized investment bank could reasonably be expected to obtain, an “investment grade” debt rating. However, if interests are transferred in connection with a merger or sale of a majority of the other assets of Lyondell or Millennium, the other owner does not have a right of first option and the investment grade requirement is not applicable.

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

Equistar’s credit facility provides that an event of default occurs if Lyondell, Millennium and/or Occidental or their successors (collectively, the “Original Owners”) cease to collectively hold more than 50% of the interests and voting power in Equistar. In addition, an event of default occurs under the credit facility if a party other than an Original Owner (1) acquires a substantial portion of Lyondell’s Governance Committee powers, (2) acquires the right to exercise powers of the Governance Committee that require unanimous consent or (3) owns more than 25% of the interests and voting power in Equistar and has a debt rating below a specified level. An event of default under Equistar’s credit facility would permit the lenders to declare amounts outstanding under the credit facility immediately due and payable, terminate future commitments and proceed against the collateral granted to them to secure the indebtedness under the credit facility, which consists of substantially all of Equistar’s personal property, including inventory. If the lenders under the credit facility accelerated their loans, it could result in a default under Equistar’s outstanding notes, which then could be accelerated. These events of default under Equistar’s credit facility also are events of termination under Equistar’s accounts receivable sales facility. An event of termination under Equistar’s accounts receivable sales facility terminates the accounts receivable sales program such that additional accounts receivable may not be sold under the facility and the then-existing purchasers of accounts receivable would receive all collections from Equistar’s sold accounts receivable until they have collected on their interests in the purchased accounts receivable.

Conflicts of Interest between Equistar and its Owners

Conflicts of interest may arise between Equistar and one or more of its owners when Equistar is faced with decisions that could have different implications for Equistar and its owners. Although Equistar’s partnership agreement requires that any transaction or dealing between Equistar and an owner or one of its affiliates be approved on Equistar’s behalf by the disinterested owner, this does not address all conflicts of interest that may arise. For example, Equistar’s owners are permitted, in certain circumstances, to compete with Equistar. Because Equistar’s owners control it, conflicts of interest arising because of competition between Equistar and an owner could be resolved in a manner adverse to Equistar. All of Equistar’s executive officers are also executive officers of Lyondell. Pursuant to Equistar’s partnership agreement, Equistar’s chief executive officer is designated by Lyondell. It is possible that there will be situations where Equistar’s owners’ interests are in conflict with Equistar’s interests, and Equistar’s owners, acting through the partnership governance committee or through the executive officers, could resolve these conflicts in a manner adverse to Equistar. See “Item 10. Members of the Partnership Governance Committee and Executive Officers of Equistar—The Partnership Agreement.”

Deadlock of Owners

Under the terms of Equistar’s partnership agreement, the partnership governance committee manages and controls Equistar’s business, property and affairs, including the determination and implementation of its strategic direction. Equistar’s partnership governance committee consists of six members, called representatives, three appointed by each owner. Under the partnership agreement, many important decisions, including decisions relating to changes in Equistar’s scope of business, Equistar’s strategic plan, certain capital expenditures and business combinations, among other specified matters, require the unanimous agreement of at least two representatives of each owner. It is possible that, as to unanimous consent items, the partnership governance committee may not reach agreement regarding matters that are very important to Equistar and could be deadlocked. The partnership agreement does not include procedures for resolving deadlocks, unless the deadlock relates to approval of Equistar’s updated strategic plan. If deadlocks cannot be resolved, inaction may result, which could, among other things, result in Equistar losing business opportunities. See “Item 10. Members of the Partnership Governance Committee and Executive Officers of Equistar—The Partnership Agreement.”

Related Party Transactions

Equistar’s owners and parties related to Equistar’s owners have various agreements and transactions with Equistar. For example, Equistar is party to a shared services arrangement with Lyondell pursuant to which Lyondell provides Equistar with many services that are essential to the administration and management of Equistar’s business, including information technology, human resources, sales and marketing, raw material supply, supply chain, health, safety and environmental, engineering, research and development, facility services, legal, accounting, treasury, internal audit and tax. Accordingly, Equistar depends to a significant degree on Lyondell for the administration of Equistar’s business. If Lyondell did not fulfill its obligations under the shared services arrangement, it would disrupt Equistar’s business and could have a material adverse effect on Equistar’s business and results of operations. In addition, Equistar has product supply agreements with each of its owners and various other related parties, pursuant to which Equistar sells a substantial amount of its products. Equistar expects to continue to derive a significant portion of its business from transactions with these parties. If they are unable or otherwise cease to purchase Equistar’s products, Equistar’s revenues, margins and cash flow could be adversely affected. See “Item 13. Certain Relationships and Related Transactions.”

FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this report are “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements can be identified by words such as “estimate,” “believe,” “expect,” “anticipate,” “plan,” “budget” or other words that convey the uncertainty of future events or outcomes. Many of these forward-looking statements have been based on expectations and assumptions about future events that may prove to be inaccurate. While management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond Equistar’s control. Equistar’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to:

•	the cyclical nature of the chemical industry,

•	the availability, cost and price volatility of raw materials and utilities,

•	uncertainties associated with the United States and worldwide economies, including those due to political tensions in the Middle East and elsewhere,

•	current and potential governmental regulatory actions in the United States and regulatory actions and political unrest in other countries,

•	industry production capacities and operating rates,

•	the supply/demand balances for Equistar’s products,

•	competitive products and pricing pressures,

•	access to capital markets,

•	terrorist acts,

•	operating interruptions (including leaks, explosions, fires, weather-related incidents, mechanical failures, unscheduled downtimes, labor difficulties, transportation interruptions, spills and releases and other environmental risks),

•	technological developments, and

•	Equistar’s ability to implement its business strategies.

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

All forward-looking statements in this Form 10-K are qualified in their entirety by the cautionary statements contained in this section and in this report. See “Items 1 and 2. Business and Properties,” “Risk Factors That May

Affect Equistar,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A. Disclosure of Market and Regulatory Risk” for additional information about factors that may affect the businesses and operating results of Equistar. These factors are not necessarily all of the important factors that could affect Equistar. Use caution and common sense when considering these forward-looking statements. Equistar does not intend to update these statements unless securities laws require it to do so.

In addition, this report contains summaries of contracts and other documents. These summaries may not contain all of the information that is important to an investor, and reference is made to the actual contract or document for a more complete understanding of the contract or document involved.

NON-GAAP FINANCIAL MEASURES

The body of generally accepted accounting principles is commonly referred to as “GAAP.” For this purpose, a non-GAAP financial measure is generally defined by the Securities and Exchange Commission as one that purports to measure historical or future financial performance, financial position or cash flows but excludes or includes amounts that would not be so adjusted in the most comparable U.S. GAAP measure. From time to time Equistar discloses so-called non-GAAP financial measures, primarily EBITDA, or earnings before interest, taxes depreciation and amortization of long-lived assets. The non-GAAP financial measures described herein are not a substitute for the GAAP measures of earnings, for which management has responsibility.

Equistar sometimes uses EBITDA in its communications with investors, financial analysts and the public. Management believes that disclosure of EBITDA can provide useful information to investors, financial analysts and the public in their review of Equistar’s operating performance and liquidity and their comparison of Equistar’s operating performance and liquidity to the operating performance and liquidity of other companies in the same industry and other industries. This is because EBITDA is perceived as a more objective and comparable measure of operating performance and liquidity. For example, interest expense is dependent on the capital structure and credit rating of a company. However, debt levels, credit ratings and, therefore, the impact of interest expense on earnings vary in significance between companies. Similarly, the tax positions of individual companies can vary. Equistar, as a partnership, is not subject to U.S. federal income taxes. Other companies may be subject to U.S. federal or state income taxes as well as income taxes in countries outside of the U.S., and will differ in their abilities to take advantage of tax benefits, with the result that their effective tax rates and tax expense can vary considerably. Finally, companies differ in the age and method of acquisition of productive assets, and thus the relative costs of those assets, as well as in the depreciation (straight-line, accelerated, units of production) method, which can result in considerable variability in depreciation and amortization expense between companies. Thus, for comparison purposes, management believes that EBITDA can be useful as an objective and comparable measure of operating profitability and the contribution of operations to liquidity because it excludes these elements of earnings that do not provide information about the current operations of existing assets. Accordingly, management believes that disclosure of EBITDA can provide useful information to investors, financial analysts and the public in their evaluation of companies’ operating performance and the contribution of operations to liquidity.

Equistar also periodically reports adjusted net income (loss) or adjusted EBITDA, excluding specified items that are unusual in nature or not comparable from period to period and that are included in GAAP measures of earnings. Management believes that excluding these items generally helps investors compare operating performance between two periods. Such adjusted data is always reported with an explanation of the items that are excluded.

Item 3. Legal Proceedings

Equistar is, from time to time, a defendant in lawsuits, some of which are not covered by insurance. Many of these suits make no specific claim for relief. Although final determination of legal liability and the resulting financial impact with respect to any such litigation cannot be ascertained with any degree of certainty, Equistar does not believe that any ultimate uninsured liability resulting from the legal proceedings in which it currently is involved (directly or indirectly) will individually, or in the aggregate, have a material adverse effect on its business or financial condition. However, the adverse resolution in any reporting period of one or more of these suits could have a material impact on Equistar’s results of operations for that period, which may be mitigated by contribution or indemnification obligations of co-defendants or others, or by any insurance coverage that may be available.

Although Equistar is involved in numerous and varied legal proceedings, a significant portion of its outstanding litigation arose in four contexts: (1) claims for personal injury or death allegedly arising out of exposure to the products produced by Equistar or located on Equistar’s premises; (2) claims for personal injury or death, and/or property damage allegedly arising out of the generation and disposal of chemical wastes at Superfund and other waste disposal sites; (3) claims for personal injury and/or property damage allegedly arising out of operations and air, noise and water pollution allegedly arising out of operations; and (4) employment related claims.

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

In May 2003, the TCEQ notified Equistar that it is seeking a civil penalty of $167,000 in connection with alleged exceedances of permitted emissions at certain cooling towers at Equistar’s Channelview plant. Equistar does not believe that the ultimate resolution of this matter will have a material adverse effect on the business or financial condition of Equistar.

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

In connection with the formation of Equistar, Lyondell, Millennium Petrochemicals and Occidental each agreed to provide certain indemnifications or guarantees thereof to Equistar with respect to the petrochemicals and polymers businesses they each contributed to Equistar. In addition, Equistar agreed to assume third party claims that are related to certain contingent liabilities arising prior to the contribution transactions that are filed prior to December 1, 2004 as to Lyondell and Millennium Petrochemicals, and May 15, 2005 as to Occidental, to the extent the aggregate thereof does not exceed $7 million for each entity, subject to certain terms of the respective asset contribution agreements. As of December 31, 2003, Equistar had incurred approximately $7 million with respect to the indemnification baskets for the businesses contributed by each of Lyondell and Millennium Petrochemicals and approximately $6 million for the business contributed by Occidental. Pursuant to these indemnification arrangements, Equistar will assume all third party claims relating to the contributed businesses that are filed on or after December 1, 2004 as to Lyondell and Millennium Petrochemicals and May 15, 2005 as to Occidental. Lyondell, Millennium, Occidental and Equistar remain liable under these indemnification or guarantee arrangements to the same extent as they were before Lyondell’s August 2002 acquisition of Occidental’s interest in Equistar. See “Item 13. Certain Relationships and Related Transactions–Asset Contributions by Lyondell and Affiliates of Millennium and Occidental” for more information regarding these indemnification obligations.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Equistar does not have a class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934. There is no established public trading market for the partnership interests of Equistar. See “Item 12. Security Ownership of Certain Beneficial Owners and Management” for a listing of the holders of Equistar’s partnership interests.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with the Consolidated Financial Statements, including the related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	For the year ended December 31,
Millions of dollars	2003	2002	2001	2000	1999
Results of Operations Data:
Sales and other operating revenues	$6,545	$5,537	$5,909	$7,495	$5,594
Net income (loss) (a)	(339)	(1,299)	(283)	153	32
Balance Sheet Data:
Total assets	5,028	5,052	6,338	6,614	6,776
Long-term debt	2,314	2,196	2,233	2,158	2,169

(a)	The 2002 net loss includes a $1,053 million charge related to goodwill impairment.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with information contained in the Consolidated Financial Statements and the notes thereto.

In addition to comparisons of annual operating results, Equistar Chemicals, LP (“Equistar”) has included certain “trailing quarter” comparisons of fourth quarter 2003 operating results to third quarter 2003 operating results. Equistar’s businesses are highly cyclical in addition to experiencing some less significant seasonal effects. Trailing quarter comparisons may offer important insight into the current business direction of Equistar.

References to industry benchmark prices or costs, including the weighted average cost of ethylene production, are generally to industry prices and costs reported by Chemical Marketing Associates, Incorporated (“CMAI”), except that crude oil and natural gas benchmark price references are to industry prices reported by Platts, a reporting service of The McGraw-Hill Companies.

Overview

Equistar produces and markets olefins, including ethylene, propylene, and butadiene; aromatics, including benzene and toluene; and oxygenated products, including ethylene oxide and derivatives, ethylene glycol, ethanol and methyl tertiary butyl ether (“MTBE”) in its petrochemicals segment. Additionally, Equistar produces and markets polyolefins, including high density polyethylene (“HDPE”), low density polyethylene (“LDPE”), linear-low density polyethylene (“LLDPE”) and polypropylene; and performance polymers products, including wire and cable insulating resins, and polymeric powders in its polymers segment.

In 2003, the chemical industry experienced high and volatile raw material and energy costs, continuing weak demand and ongoing excess industry capacity. Preliminary estimates by CMAI indicate that U.S. industry ethylene demand in 2003 decreased slightly compared to 2002.

Benchmark crude oil and natural gas prices generally have been indicators of the level and direction of movement of raw material and energy costs for Equistar. Olefins are produced from two major raw material groups:

•	crude oil-based liquids (“liquids”), including naphthas, condensates, and gas oils, the prices of which are generally related to crude oil prices; and

•	natural gas liquids (“NGLs”), principally ethane and propane, the prices of which are generally affected by natural gas prices.

Equistar has the ability to shift its ratio of raw materials used in production of olefins to take advantage of the relative costs of liquids and NGLs.

The following table shows the average benchmark prices for crude oil and natural gas for the applicable periods, as well as benchmark sales prices for ethylene and co-product propylene, which Equistar produces and sells. The benchmark weighted average cost of ethylene production is based on the estimated average ratio of liquid and NGL raw materials used in U.S. ethylene production and is subject to revision by CMAI.

	Average Benchmark Price for the Year and Percent Change Versus Prior Year Average
	2003	Percent Change	2002	Percent Change	2001
Crude oil – dollars per barrel	31.12	19%	26.12	2%	25.73
Natural gas – dollars per million BTUs	5.24	63%	3.22	(25)%	4.28
Weighted average cost of ethylene production – cents per pound	19.95	32%	15.07	(14)%	17.58
Ethylene – cents per pound	28.50	28%	22.23	(16)%	26.33
Propylene – cents per pound	21.42	19%	18.00	3%	17.42

As indicated above, raw material and energy costs averaged significantly higher in 2003 than in 2002, putting upward pressure on raw material costs for the chemical industry, including Equistar. In response to the higher raw material and energy costs, Equistar implemented significant sales price increases in 2003 for substantially all of its petrochemicals and polymers products. Raw material and energy cost increases of nearly $1 billion were recovered through sales price increases in 2003. The magnitude of these price increases had a negative effect on product demand, and contributed to Equistar experiencing lower sales volumes, particularly in the second quarter 2003. Although demand recovered during the second half of 2003, sales volumes were lower for the year 2003 compared to 2002.

In 2003, Equistar issued $700 million of new senior unsecured notes, deferring debt maturities, restructured its credit facility and entered into a new receivables sales facility to maintain its liquidity. These actions resulted in $37 million of financing fees and related expenses in 2003.

In March 2003, Equistar completed transactions involving a 15-year propylene supply arrangement and the sale of its Bayport polypropylene production facility in Pasadena, Texas. Equistar received total cash proceeds of $194 million, including the value of the polypropylene inventory sold. Cash proceeds of $159 million of the total represented a partial prepayment under the long-term propylene supply arrangement. Equistar also took steps in 2003 to refocus its research and development (“R&D”) activities, resulting in the write off of an R&D facility and incurrence of employee severance costs.

Equistar also completed scheduled maintenance turnarounds at its two largest ethylene plants in 2003. While negatively impacting raw material flexibility in 2003, conclusion of these turnarounds increases Equistar’s future production flexibility.

In 2002, compared to 2001, the chemical industry experienced weak demand growth and ongoing excess capacity. For the year 2002, U.S. industry ethylene demand grew 2.8%, compared to 2001, which failed to absorb excess ethylene industry capacity. This continued to put downward pressure on industry prices and as a result, on product margins. Overall, Equistar experienced lower product margins in 2002 than in 2001.

RESULTS OF OPERATIONS

Net Loss—Equistar had a 2003 net loss of $339 million compared to a 2002 net loss of $246 million, before the cumulative effect of an accounting change in 2002. The $93 million higher loss in 2003 included $37 million of refinancing costs, a $12 million loss on the sale of the polypropylene plant, an $11 million charge for the write-off of a polymer R&D facility and $6 million of employee severance costs. The 2002 loss included the negative impact of certain fixed price natural gas and NGL purchase contracts. Equistar’s costs under these contracts were approximately $33 million higher than market-based costs would have been. The remaining $60 million decrease in operating results was primarily due to lower sales volumes, which were only partly offset by higher average product margins in 2003. In addition, selling, general and administrative expenses in 2003 were $27 million higher than in 2002, reflecting higher pension and medical benefit costs and a higher provision for doubtful accounts.

Equistar had a 2002 net loss of $246 million, before the cumulative effect of an accounting change, compared to a 2001 net loss of $283 million. The 2002 loss included the $33 million negative impact of the fixed price natural gas and NGL purchase contracts. The 2001 period included $33 million of goodwill amortization, $22 million of shutdown costs for Equistar’s Port Arthur, Texas polyethylene facility and a $35 million negative impact from the fixed price natural gas and NGL contracts. Apart from these items, the increase in the net loss primarily reflected a $129 million decrease in petrochemicals segment operating income, partly offset by a $112 million improvement in the polymers segment operating loss. Petrochemicals segment operating income decreased as sales prices decreased more than raw material costs, resulting in lower petrochemicals product margins in 2002 compared to 2001. The polymers segment operating loss was reduced as raw material costs, primarily ethylene and propylene, decreased more than the decreases in average polymers product sales prices, resulting in higher polymers product margins in 2002 compared to 2001.

Fourth Quarter 2003 versus Third Quarter 2003

Equistar had a net loss of $104 million in the fourth quarter 2003 compared to a net loss of $40 million in the third quarter 2003. Equistar’s fourth-quarter operations were negatively impacted by an increase in the cost of ethylene production driven by higher prices for raw materials and energy. Equistar responded with price increases, but the timing of the price increases was such that they were insufficient to fully offset the cost increases. The benchmark cost of ethylene production was over 2 cents per pound higher in the fourth quarter 2003 compared to the third quarter 2003, while benchmark ethylene sales prices increased by less than 1 cent per pound. Additionally, a scheduled maintenance turnaround at an ethylene plant during the fourth quarter 2003 had a modest negative impact on operations by affecting Equistar’s ability to optimize its raw material utilization. The fourth quarter 2003 included $18 million of finance charges and $6 million of severance costs, while the third quarter 2003 included the $11 million charge for the write-off of the polymer R&D facility.

Sales volumes continued to improve during the fourth quarter 2003 versus the third quarter 2003. Sales of ethylene and ethylene derivatives increased by approximately 2 percent. Sales volumes typically decrease in the fourth quarter versus the third quarter.

Segment Data

The following tables reflect selected sales volume data, including intersegment sales volumes, and summarized financial information for Equistar’s business segments.

	For the year ended December 31,
In millions	2003	2002	2001
Selected petrochemicals products:
Olefins (pounds)	16,053	16,815	16,236
Aromatics (gallons)	384	369	366
Polymers products (pounds)	5,389	6,098	5,862

Millions of dollars
Sales and other operating revenues:
Petrochemicals segment	$6,036	$4,957	$5,384
Polymers segment	2,023	1,868	1,980
Intersegment eliminations	(1,514)	(1,288)	(1,455)

Total	$6,545	$5,537	$5,909

Cost of sales:
Petrochemicals segment	$5,895	$4,801	$5,100
Polymers segment	2,006	1,875	2,088
Unallocated – facility closing costs	—	—	22
Intersegment eliminations	(1,514)	(1,288)	(1,455)

Total	$6,387	$5,388	$5,755

Other operating expenses:
Petrochemicals segment	$17	$10	$9
Polymers segment	95	67	78
Unallocated	135	116	166

Total	$247	$193	$253

Operating income (loss):
Petrochemicals segment	$124	$146	$275
Polymers segment	(78)	(74)	(186)
Unallocated	(135)	(116)	(188)

Total	$(89)	$(44)	$(99)

Petrochemicals Segment

Revenues—Revenues of $6.0 billion in 2003 increased 22% compared to revenues of $5.0 billion in 2002 due to higher sales prices partly offset by lower segment sales volumes. Benchmark ethylene prices averaged 28% higher in 2003 compared to 2002 in response to significant increases in the cost of ethylene production, while benchmark propylene sales prices averaged 19% higher. Segment sales volumes decreased 3% in 2003 compared to 2002 due to lower sales to the polymers segment and lower co-product production in 2003. Lower co-product production reflected the scheduled maintenance turnarounds at two major ethylene plants in 2003.

Revenues of $5.0 billion in 2002 decreased 8% compared to revenues of $5.4 billion in 2001 as lower 2002 average sales prices were only partly offset by a 4% increase in sales volumes. Equistar’s sales prices in 2002 averaged 11% lower than in 2001, reflecting lower raw material costs and low demand growth coupled with excess industry capacity. Benchmark ethylene sales prices averaged 22.2 cents per pound in 2002, a 16% decrease compared to 2001. These lower ethylene sales prices were slightly offset by higher 2002 propylene sales prices. Benchmark propylene sales prices averaged 3% higher in 2002 than in 2001.

Cost of Sales—Cost of sales of $5.9 billion in 2003 increased 23% compared to $4.8 billion in 2002 due to higher costs of liquid- and NGL-based raw materials and energy in 2003 compared to 2002. The benchmark cost of ethylene production averaged 32% higher in 2003 than in 2002, while benchmark natural gas costs averaged 63% higher.

Cost of sales of $4.8 billion in 2002 decreased 6% compared to $5.1 billion in 2001, or 2% less than the percent decrease in revenues. While the costs of natural gas and NGL raw materials decreased from historically high levels experienced in 2001, other raw material costs, such as heavy liquids, did not decrease similarly.

Operating Income—The operating income for the segment of $124 million in 2003 decreased $22 million compared to operating income of $146 million in 2002. Operating income for 2002 included the $33 million negative effect of the fixed price natural gas and NGL purchase contracts entered into in early 2001. The decrease in 2003 operating income was due to the negative effect of two scheduled maintenance turnarounds and 3% lower sales volumes.

Operating income of $146 million in 2002 decreased $129 million from $275 million in 2001 as sales prices decreased more than raw material costs, resulting in lower product margins. The effect of the lower 2002 product margins was only partly offset by the benefit of a 4% increase in sales volumes, which was in line with industry demand growth.

Polymers Segment

Revenues—Revenues of $2,023 million in 2003 increased 8% compared to revenues of $1,868 million in 2002. The increase was due to a 23% increase in average sales prices partly offset by a 12% decrease in sales volumes. Average sales prices increased in response to higher raw material costs, primarily ethylene, compared to 2002. The average benchmark price of ethylene increased 28% in 2003 compared to 2002. The lower polymers sales volumes reflected the negative effect of the higher sales prices on demand and, to a lesser extent, the sale of the Bayport polypropylene production facility in 2003.

Revenues of $1,868 million in 2002 decreased 6% compared to revenues of $1,980 million in 2001 due to a 9% decrease in average sales prices offset by a 4% increase in sales volumes. Lower sales prices in 2002 reflected generally lower raw material costs compared to 2001. Sales volumes increased due to stronger demand in 2002 compared to 2001.

Cost of Sales—Cost of sales of $2,006 million in 2003 increased 7% compared to $1,875 million in 2002. This increase reflected higher raw material costs, primarily ethylene, offset in part by the effect of the 12% decrease in sales volumes. Benchmark ethylene costs were 28% higher in 2003 compared to 2002.

Cost of sales of $1,875 million in 2002 decreased 10% compared to $2,088 million in 2001. The decrease during 2002 reflected lower raw material costs, primarily ethylene, and lower energy costs, partly offset by the 4% increase in sales volumes. Benchmark ethylene prices were 16% lower and were only partly offset by a 3% increase in benchmark propylene prices in 2002 compared to 2001.

Other Operating Expenses—Other operating expenses were $95 million in 2003 compared to $67 million in 2002. The 2003 increase was primarily due to an $11 million charge related to the write-off of a polymer R&D facility and a $12 million loss on the sale of the Bayport polypropylene production facility.

Operating Loss—The polymers segment had an operating loss of $78 million in 2003 compared to an operating loss of $74 million in 2002. The combined effects of the $11 million write-off and the $12 million loss on sale noted above, as well as the negative effect of the 12% decrease in sales volumes, was substantially offset by higher polymer product margins. Margins increased in 2003 compared to 2002 as higher average sales prices more than offset higher raw material costs.

The operating loss of $74 million in 2002 decreased $112 million compared to the operating loss of $186 million in 2001. The $112 million improvement was due to higher polymers product margins and, to a lesser extent, higher sales volumes. Margins improved in 2002 compared to 2001, as decreases in sales prices were less than the decreases in polymers raw material costs.

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

Other Operating Expenses—These include unallocated general and administrative expenses and, in 2001, goodwill amortization. Unallocated expenses were $135 million in 2003, $116 million in 2002 and $166 million in 2001. The increase from 2002 to 2003 was primarily due to an increase in general and administrative expenses due to higher pension and medical benefit costs and a higher provision for doubtful accounts. The decrease from 2001 to 2002 was primarily due to goodwill amortization of $33 million that ceased in 2002. See Note 2 to the Consolidated Financial Statements.

The following discusses items that are not included in operating income, but that affected Equistar’s net income. See Note 15 to the Consolidated Financial Statements.

Other Income (Expense), Net—Other income (expense), net was a net expense of $43 million in 2003 and net income of $2 million in 2002 and $5 million in 2001. The net expense in 2003 was primarily due to $37 million of charges related to refinancing. Equistar incurred a $3 million loss on early debt extinguishment in 2001, which was previously reported as an extraordinary item. See “Accounting and Reporting Changes” below.

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

FINANCIAL CONDITION

Operating Activities—Operating activities provided cash of $164 million in 2003, $55 million in 2002 and $230 million in 2001. The $109 million increase in operating cash flow in 2003 compared to 2002 reflects $159 million received by Equistar as a partial prepayment for propylene to be delivered over a period of 15 years in connection with the long-term propylene supply arrangement entered into in March 2003. The cash flow benefit of this prepayment was partially offset by a higher net loss in 2003, excluding the $1.1 billion cumulative effect of an accounting change in 2002.

Cash provided by a net reduction in the controllable components of working capital – accounts receivable, inventory and accounts payable—was comparable, in total, in 2003 to 2002. In 2003, in consideration of discounts offered to certain customers for early payment for product delivered in December 2003, some receivable amounts were collected in December 2003 that otherwise would have been expected to be collected in January 2004, including $41 million from Occidental Chemical Corporation, a subsidiary of Occidental Petroleum Corporation (together with its subsidiaries and affiliates, collectively “Occidental”). Additionally, in December 2003, Equistar replaced its previous $100 million accounts receivable sales facility with a new $450 million, four-year, accounts receivable sales facility. The balance of Equistar’s accounts receivable sold under the new facility at December 31, 2003 was $102 million compared to $81 million at December 31, 2002 under the previous facility.

Operations in 2003 also included cash expenditures of $97 million for scheduled maintenance turnarounds at two of Equistar’s largest ethylene plants. Operations in 2002 and 2001 included expenditures of $49 million and $15 million, respectively, for scheduled maintenance turnarounds.

The $175 million decrease in operating cash flow in 2002 compared to 2001 was due to higher cash expenditures in 2002 for scheduled maintenance turnarounds, interest, employee benefits and railcar lease prepayments and a lower benefit from net reductions in the controllable components of working capital. These were partly offset by a $37 million lower loss, before the $1.1 billion cumulative effect of an accounting change in 2002.

Investing Activities—Investing activities used cash of $37 million, $124 million and $107 million in 2003, 2002 and 2001, respectively.

Equistar’s capital expenditures were $106 million in 2003, $118 million in 2002 and $110 million in 2001. The 2003 and 2002 expenditures included $18 million and $47 million, respectively, for purchases of previously leased railcars. Equistar’s level of expenditures during the periods presented reflected reduced discretionary spending in view of the continuing poor business environment. Capital expenditures in these years primarily included reliability improvements and regulatory compliance projects. Equistar’s capital budget for 2004 is $148 million. The increase over 2003 spending is primarily to ensure compliance with new environmental regulations. See “Environmental Matters” below.

On March 31, 2003, concurrent with entering into the long-term propylene supply arrangement, Equistar sold a polypropylene production facility in Pasadena, Texas, for cash proceeds of $35 million. Also in 2003, Equistar sold certain railcars, which had been purchased in 2002, for a total of $34 million and leased the railcars from the buyers under operating lease agreements.

Financing Activities—Financing activities provided cash of $45 million in 2003, used cash of $106 million in 2002, and provided cash of $61 million in 2001. In December 2003, concurrent with entering into the new $450 million accounts receivable sales facility, Equistar entered into a new $250 million, four-year, inventory-based revolving credit facility, which replaced Equistar’s previous $354 million revolving credit facility. The new credit facility has no ratings triggers. At December 31, 2003, the interest rate under the new revolving credit facility was LIBOR plus 2.5%. The new revolving credit facility is secured by a lien on all inventory and certain personal property, including a pledge of accounts receivable.

In April 2003, Equistar issued $450 million of 10.625% senior unsecured notes due in 2011. The proceeds, net of related fees, were used to prepay $300 million of 8.5% notes due in the first quarter 2004, approximately $122 million of term loans under Equistar’s previous $354 million revolving credit facility and prepayment premiums of approximately $17 million. In September 2003, $29 million of Equistar’s medium term notes matured and were repaid using funds borrowed under Equistar’s revolving credit facility. In November 2003, Equistar issued $250 million of 10.625% senior unsecured notes due in 2011. The gross proceeds of $262 million, net of related fees, were used to prepay in full $173 million of the outstanding term loan under Equistar’s previous $354 million revolving credit facility and to repay borrowing under that revolving credit facility.

In March 2003 and March 2002, Equistar obtained amendments to its previous $354 million revolving credit facility that provided additional financial flexibility by generally making certain financial ratio requirements less restrictive.

Financing activities in 2002 included the scheduled retirement of $100 million of 9.125% notes.

In August 2001, Equistar completed a $1.5 billion debt refinancing. The refinancing included an amended credit facility consisting of a $500 million secured revolving credit facility and a $300 million secured term loan maturing in August 2007. The refinancing also included the issuance of $700 million of new unsecured 10.125% senior notes maturing in August 2008. The refinancing replaced a $1.25 billion credit facility, $820 million of which was outstanding. A portion of the net proceeds was also used to repay $90 million of Equistar’s medium-term notes that matured on August 30, 2001. The remaining net proceeds were used for general business purposes. The amended credit facility also made certain financial ratio requirements less restrictive. Equistar previously had amended its credit facility in March 2001, easing certain financial ratio requirements.

As a result of continuing adverse conditions in the industry and its debt service obligations, Equistar made no distributions to partners in 2003, 2002 and 2001.

Liquidity and Capital Resources—At December 31, 2003, Equistar’s long-term debt, including current maturities, totaled $2.3 billion, or approximately 59% of its total capitalization. Equistar had cash on hand of $199 million. In addition, the total amount available at December 31, 2003 under both the new $250 million inventory-based revolving credit facility and the new $450 million accounts receivable sales facility was approximately $430 million, which gives effect to the borrowing base less a $75 million unused availability requirement and is net of the $102 million sold under the accounts receivable facility and $18 million of outstanding letters of credit under the revolving credit facility. The borrowing base is determined using a formula applied to accounts receivable and inventory balances. The new revolving credit facility requires that the unused available amounts under that facility and the $450 million accounts receivable sales facility equal or exceed $75 million through March 30, 2005 and $50 million thereafter or $100 million thereafter if the interest coverage ratio, as defined, is less than 2:1. There was no borrowing under the revolving credit facility at December 31, 2003.

In November 2003, Moody’s Investors Service (“Moody’s”) lowered Equistar’s senior unsecured debt rating from B1 to B2. During 2003, Standard & Poor’s rating service (“S&P”) lowered Equistar’s senior unsecured debt rating from BB to BB-, and, in January 2004, S&P further lowered it from BB- to B+. S&P cited weaker than expected fourth quarter and full year 2003 operating results at Equistar. In January 2004, as a result of Equistar completing the new $250 million inventory-based revolving credit facility and the new $450 million accounts receivable sales facility, Moody’s and S&P revised Equistar’s outlook from negative to stable. The rating services cited the significant improvement in Equistar’s liquidity provided by these transactions due to the absence of financial covenants and ratings triggers and prudent steps taken by management to extend debt maturities and maintain liquidity in a difficult business environment.

One or more of the rating agencies may reduce Equistar’s ratings in the future, whether as the result of adverse developments affecting Equistar’s business, events beyond Equistar’s control or other reasons cited by the agencies. A downgrade in debt rating could affect Equistar’s trade terms, borrowing costs and its ability to refinance or restructure debt in the future.

Equistar’s ability to pay or refinance its debt will depend on future operating performance, which could be affected by general economic, financial, competitive, legislative, regulatory, business and other factors, many of which are beyond its control. Management believes that conditions will be such that cash balances, cash flow from operations, cash generated from higher utilization of the accounts receivable sales facility and funding under the credit facility will be adequate to meet anticipated future cash requirements, including scheduled debt repayments, other contractual obligations, necessary capital expenditures and ongoing operations. However, if future operating cash flows are less than currently anticipated due to raw material prices or other factors, Equistar may be forced to reduce or delay capital expenditures, sell assets, or reduce operating expenses.

Off-Balance Sheet Arrangements—The Securities and Exchange Commission (“SEC”) has described various characteristics to identify contractual arrangements that would fall within the SEC’s definition of off-balance sheet arrangements. Equistar is a party to the following accounts receivable sales facility that has some of those characteristics:

In December 2003, Equistar entered into a new $450 million, four-year, accounts receivable sales facility to replace its previous accounts receivable sales facility. Pursuant to the facility, Equistar sells, through a wholly owned bankruptcy remote subsidiary, on an ongoing basis and without recourse, an interest in a pool of accounts receivable to financial institutions participating in the facility. Equistar is responsible for servicing the receivables. The new accounts receivable sales facility is subject to substantially the same minimum unused availability requirements and covenant requirements as the new inventory-based revolving credit facility. See discussion of “Liquidity and Capital Resources” above and discussion of “Long-Term Debt” below. The breach of these covenants would permit the counterparty to the accounts receivable sales facility to terminate further purchases of Equistar’s accounts receivable. The new facility does not contain ratings triggers. At December 31, 2003 and 2002, the balance of Equistar’s accounts receivable sold under the facilities was $102 million and $81 million, respectively. The facility accelerates availability to the business of cash from product sales that otherwise would have been collected over the normal billing and collection cycle. The availability of the accounts receivable sales facility provides one element of Equistar’s ongoing sources of liquidity and capital resources. Upon termination of the facility, cash collections related to accounts receivable then in the pool would first be applied to the outstanding interest sold, but Equistar would in no event be required to repurchase such interest. See Note 4 to the Consolidated Financial Statements for additional accounts receivable information.

Contractual and Other Obligations—The following table summarizes, as of December 31, 2003, Equistar’s minimum payments for long-term debt, and contractual and other obligations for the next five years and thereafter.

		Payments Due By Period
Millions of dollars	Total	2004	2005	2006	2007	2008	Thereafter
Long-term debt	$2,314	$—	$1	$150	$—	$700	$1,463
Pension and other postretirement benefits	137	16	19	20	22	23	37
Advances from customers	156	—	16	16	14	14	96
Other noncurrent obligations	66	—	12	8	5	4	37
Other contractual obligations:
Purchase obligations	3,521	230	231	227	218	199	2,416
Operating leases	585	76	60	51	43	41	314

Total	$6,779	$322	$339	$472	$302	$981	$4,363

Long-Term Debt—The new $250 million inventory-based revolving credit facility and the indentures governing Equistar’s senior notes contain covenants that, subject to certain exceptions, restrict lien incurrence, debt incurrence, sales of assets, investments, capital expenditures, certain payments, and mergers. The breach of these covenants would permit the lenders or noteholders to declare any outstanding debt immediately payable and would permit the lenders under Equistar’s new credit facility to terminate future lending commitments. The new credit facility is also subject to minimum unused availability requirements—see “Liquidity and Capital Resources” above. Equistar was in compliance with all covenants under these agreements as of December 31, 2003. See Note 9 to the Consolidated Financial Statements for descriptions of Equistar’s long-term debt and credit facility.

Pension and Other Postretirement Benefits—Equistar maintains several defined benefit pension plans and provides postretirement benefits, as described in Note 12 to the Consolidated Financial Statements. At December 31, 2003, the projected benefit obligation for Equistar’s plans exceeded the fair value of plan assets by $58 million. Subject to future actuarial gains and losses, as well as actual asset earnings, Equistar will be required to fund the $58 million, with interest, in future years. Pension contributions were $15 million, $18 million and $7 million for the years 2003, 2002 and 2001, and are estimated to be approximately $17 million for 2004 and 2005, $32 million in 2006 and $20 million in 2007 and 2008. Current projections indicate that contributions will have to be made quarterly, rather than annually, beginning in 2006, resulting in an acceleration of payments in 2006. Other postretirement benefits are unfunded and are paid by Equistar as incurred. Estimates of postretirement benefit payments through 2008 are included in the table above.

Advances from Customers—Equistar received advances from customers in 2003 and in 2002 in connection with long-term sales agreements under which Equistar is obligated to deliver product primarily at cost-based prices. These advances are treated as deferred revenue and will be amortized to earnings over the remaining terms of the respective contracts, which range from 8 to 14 years. The unamortized long-term portion of such advances totaled $156 million and $23 million as of December 31, 2003 and 2002, respectively. See Note 8 to the Consolidated Financial Statements.

Other Noncurrent Obligations—Other noncurrent obligations primarily include deferred compensation arrangements other than pension and postretirement benefits.

Purchase Obligations—Equistar is a party to various unconditional obligations to purchase products and services, as summarized in the above table. These primarily include commitments for steam and power from a new co-generation facility. These commitments are designed to assure sources of supply and are not expected to be in excess of normal requirements. See “Commitments” section of Note 13 to the Consolidated Financial Statements.

Operating Leases—Equistar leases various facilities and equipment, including railcars, under noncancelable operating lease arrangements for various periods. See Note 10 to the Consolidated Financial Statements for information on Equistar’s operating leases.

CURRENT BUSINESS OUTLOOK

The completion of scheduled maintenance turnarounds at three of Equistar’s largest ethylene plants has better positioned Equistar to take advantage of any recovery in 2004. A fourth ethylene plant will begin a scheduled maintenance turnaround in the first quarter of 2004. Thus far in 2004, Equistar has seen a continuation of the improvement in product sales volumes experienced in the second half of 2003. However, Equistar’s product margins are heavily dependent on hydrocarbons pricing, primarily crude oil and natural gas.

Thus far in 2004, hydrocarbon prices have remained high and volatile. Equistar has responded by implementing product price increases and announcing additional product price increases across the majority of its product lines. Because Equistar products have broad utilization across the economy, external factors, such as the pace of global economic growth, in addition to raw material pricing, will be important factors to Equistar’s financial performance during 2004.

RELATED PARTY TRANSACTIONS

Equistar makes significant sales of product to Lyondell, LYONDELL-CITGO Refining LP (“LCR”), affiliates of Millennium Chemicals Inc (“Millennium”) and affiliates of Occidental Petroleum Corporation, including Occidental Chemical Corporation and Oxy Vinyls, LP (“Oxy Vinyls”). Equistar also provides certain services and raw materials to Lyondell Methanol Company, L.P. (“LMC”), a wholly owned subsidiary of Lyondell. In turn, Equistar makes significant purchases of raw materials and products from LCR and receives significant administrative services from Lyondell.

Prior to August 22, 2002, Equistar was owned 41% by Lyondell, 29.5% by Millennium, and 29.5% by Occidental. On August 22, 2002, Lyondell completed the purchase of Occidental’s interest in Equistar, increasing its ownership interest in Equistar to 70.5%. As a result of this transaction, Occidental has two representatives on Lyondell’s board of directors and, as of December 31, 2003, Occidental Chemical Holding Corporation owned approximately 22% of Lyondell.

In view of Occidental’s relationship with Lyondell, which owns 70.5% of Equistar, Occidental’s transactions with Equistar subsequent to August 22, 2002 continue to be reported as related party transactions in Equistar’s Consolidated Statements of Income and Consolidated Balance Sheets.

Equistar believes that all such aforementioned related party transactions are effected on terms substantially no more or less favorable than those that would have been agreed upon by unrelated parties on an arm’s length basis. See “Item 13. Certain Relationships and Related Transactions” and Note 3 to the Consolidated Financial Statements for a description of related party transactions.

CRITICAL ACCOUNTING POLICIES

Equistar applies those accounting policies that management believes best reflect the underlying business and economic events, consistent with accounting principles generally accepted in the U.S. Equistar’s more critical accounting policies include those related to long-lived assets, including the costs of major maintenance turnarounds and repairs, and accruals for long-term employee benefit costs such as pension and postretirement costs. Inherent in such policies are certain key assumptions and estimates made by management. Management periodically updates its estimates used in the preparation of the financial statements based on its latest assessment of the current and projected business and general economic environment. These critical accounting policies have been discussed with the Equistar Partnership Governance Committee. Equistar’s significant accounting policies are summarized in Note 2 to the Consolidated Financial Statements.

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

Due to temporary decreases in demand for Equistar’s products, certain facilities may remain idle until market conditions improve. Assets that are temporarily idled are tested for impairment at the time they are temporarily idled. Fixed assets with a net book value of approximately $152 million were temporarily idled at December 31, 2003. Those assets continue to be depreciated over their remaining useful lives. No impairments were recorded in 2003, 2002 or 2001 for temporarily idled facilities. Charges of $11 million were recorded in 2003 for abandoned research and development facilities.

Equistar defers the costs of turnaround maintenance and repair activities in excess of $5 million, amortizing such costs over the period until the next expected major turnaround of the affected unit. During 2003, 2002 and 2001, cash expenditures of $97 million, $49 million and $15 million, respectively, were deferred and are being amortized, generally over a period of 5 to 7 years. Amortization in 2003, 2002 and 2001, of previously deferred turnaround costs was $30 million, $24 million and $20 million, respectively.

The estimated useful lives of long-lived assets range from 3 to 30 years. Depreciation and amortization of these assets, including amortization of deferred turnaround costs, under the straight-line method over their estimated useful lives totaled $307 million in 2003. If the useful lives of the assets were found to be shorter than originally estimated, depreciation charges would be accelerated.

Additional information on long-lived assets, deferred turnaround costs and related depreciation and amortization appears in Note 6 to the Consolidated Financial Statements.

Long-Term Employee Benefit Costs—The costs to Equistar of long-term employee benefits, particularly pension and postretirement medical and life insurance benefits, are incurred over long periods of time, and involve many uncertainties over those periods. The net periodic benefit cost attributable to current periods is based on several assumptions about such future uncertainties, and is sensitive to changes in those assumptions. It is management’s responsibility, often with the assistance of independent experts, to select assumptions that in its judgment represent its best estimates of the future effects of those uncertainties. It also is management’s responsibility to review those assumptions periodically to reflect changes in economic or other factors that affect those assumptions.

The current benefit service costs, as well as the existing liabilities, for pensions and other postretirement benefits are measured on a discounted present value basis. The discount rate is a current rate, related to the rate at which the liabilities could be settled. Equistar’s assumed discount rate is based on average rates published by Moody’s and Merrill Lynch for high-quality (Aa rating) ten-year fixed income securities. For the purpose of measuring the benefit obligations at December 31, 2003, Equistar lowered its assumed discount rate from 6.5% to 6.25%, reflecting the general decline in market interest rates during 2003. The 6.25% rate also will be used to measure net periodic benefit cost during 2004. A further one percentage point reduction in the assumed discount rate for Equistar would increase Equistar’s benefit obligation for pensions and postretirement benefits by approximately $50 million, and would reduce Equistar’s net income by approximately $7 million annually.

The benefit obligation and the periodic cost of postretirement medical benefits also are measured based on assumed rates of future increase in the per capita cost of covered health care benefits. As of December 31, 2003, the assumed rate of increase was 10.0% for 2004, 7.0% for 2005 through 2007 and 5.0% thereafter. A one percentage point change in the health care cost trend rate assumption would have no significant effect on either the benefit liability or the net periodic cost, due to limits on Equistar’s maximum contribution level under the medical plan.

The net periodic cost of pension benefits included in expense also is affected by the expected long-term rate of return on plan assets assumption. Investment returns that are recognized currently in net income represent the expected rate of return on plan assets applied to a market-related value of plan assets which, for Equistar, is defined as the market value of assets. The expected rate of return on plan assets is a longer term rate, and is expected to change less frequently than the current assumed discount rate, reflecting long-term market expectations, rather than current fluctuations in market conditions.

Prior to 2003, Equistar’s expected long-term rate of return on plan assets of 9.5% had been based on the average level of earnings that its independent pension investment advisor had advised could be expected to be earned over time. The expectation was based on an asset allocation of 50% U.S. equity securities (11% expected return), 20% non-U.S. equity securities (11.7% expected return), and 30% fixed income securities (6.5% expected return) that had been recommended by the advisor, and had been adopted for the plans. Over the three-year period ended December 31, 2003, Equistar’s actual return on plan assets averaged 0.9% per year. In 2003, Equistar reviewed its asset allocation and expected long-term rate of return assumptions, and obtained an updated asset allocation study from the independent pension investment advisor, including updated expectations for long-term market earnings rates for various classes of investments. Based on this review, Equistar reduced its expected long-term rate of return on plan assets to 8%, and did not significantly change its plan asset allocations.

The actual rate of return on plan assets may differ from the expected rate due to the volatility normally experienced in capital markets. Management’s goal is to manage the investments over the long term to achieve optimal returns with an acceptable level of risk and volatility. Based on the market value of plan assets at December 31, 2003, a one percentage point decrease in this assumption for Equistar would decrease Equistar’s net income by approximately $1 million annually.

Net periodic pension cost recognized each year includes the expected asset earnings, rather than the actual earnings or loss. As a result of asset earnings significantly below the expected return on plan assets rate over the last several years, the level of unrecognized investment losses, together with the net actuarial gains and losses, is $56 million at December 31, 2003. This unrecognized amount, to the extent it exceeds ten percent of the projected benefit obligation for the respective plan, will be recognized as additional net periodic benefit cost over the average remaining service period of the participants in each plan. This annual amortization charge will be approximately $4 million per year based on the December 31, 2003 unrecognized amount.

Additional information on the key assumptions underlying these benefit costs appears in Note 12 to the Consolidated Financial Statements.

ACCOUNTING AND REPORTING CHANGES

Effective January 1, 2003, Equistar implemented SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The primary impact of the statement on Equistar is the classification of gains or losses that result from the early extinguishment of debt as an element of income before extraordinary items. Previously, such gains and losses were classified as extraordinary items. The Consolidated Statements of Income reflect these changes for all periods presented. Equistar incurred a loss of $3 million on the early extinguishment of debt in the year ended December 31, 2001. See Note 2 to the Consolidated Financial Statements.

In December 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 132 (Revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, effective December 31, 2003, and requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. SFAS No. 132 (Revised 2003) also requires Equistar to disclose pension and postretirement benefit costs in interim-period financial statements beginning in 2004. Equistar increased its pension disclosure to comply with SFAS No. 132 (Revised 2003). See Note 12 to the Consolidated Financial Statements.

In January 2004, the FASB issued FASB Staff Position (“FSP”) FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The FSP permits a sponsor of a retiree health benefit plan to make a one-time election to defer recognition of the effects of the new Medicare legislation in accounting for its plans under SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, or in making disclosures related to its plans required by SFAS No. 132 (Revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, until the FASB develops and issues authoritative guidance on accounting for subsidies provided by the Act. Such FASB guidance could require a change in currently reported information. Equistar elected to make the one-time deferral and is currently evaluating the effect of FSP FAS 106-1.

Effective January 1, 2003, Equistar adopted SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses obligations associated with the retirement of tangible long-lived assets, and SFAS No. 146, Accounting for Exit or Disposal Activities, which addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities and facility closings. Equistar’s adoption of the provisions of SFAS No. 143 and SFAS No. 146 had no material impact on its financial statements.

In December 2003, the FASB issued FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities (“FIN 46R”), primarily to clarify the required accounting for interests in variable interest entities (“VIEs”). This standard replaces FIN 46, Consolidation of Variable Interest Entities, that was issued in January 2003 to address certain situations in which a company should include in its financial statements the assets, liabilities and activities of another entity. Equistar’s application of FIN 46R has no material impact on its consolidated financial statements.

Effective January 1, 2002, Equistar implemented SFAS No. 142, Goodwill and Other Intangible Assets. Upon implementation of SFAS No. 142, Equistar reviewed goodwill for impairment and concluded that the entire balance of goodwill was impaired, resulting in a $1.1 billion charge to earnings that was reported as the cumulative effect of an accounting change as of January 1, 2002. The conclusion was based on a comparison to Equistar’s indicated fair value, using multiples of EBITDA (earnings before interest, taxes, depreciation and amortization) for comparable companies as an indicator of fair value. As a result of implementing SFAS No. 142, income in 2002 and subsequent years is favorably affected by $33 million annually because of the elimination of goodwill amortization. See Note 2 to the Consolidated Financial Statements.

ENVIRONMENTAL MATTERS

Various environmental laws and regulations impose substantial requirements upon the operations of Equistar. Equistar’s policy is to be in compliance with such laws and regulations, which include, among others, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or “Superfund”) as amended, the Resource Conservation and Recovery Act (“RCRA”) and the Clean Air Act Amendments. Equistar does not specifically track all recurring costs associated with managing hazardous substances and pollution in ongoing operations. Such costs are included in cost of sales. Equistar also makes capital expenditures to comply with environmental regulations. Such capital expenditures totaled approximately $38 million, $14 million and $16 million for 2003, 2002 and 2001, respectively. Capital expenditures increased in 2003 as a result of new emission reduction rules, discussed below, and Equistar currently estimates 2004 and 2005 expenditures at approximately $87 million and $82 million, respectively, including preliminary estimated expenditures for engineering studies related to emission control standards for highly reactive, volatile organic compounds (“HRVOC”). However, Equistar is still completing its assessment of the impact of the proposed HRVOC emission standards.

The eight-county Houston/Galveston region has been designated a severe non-attainment area under the one-hour ozone standard by the U.S. Environmental Protection Agency (“EPA”). As a result, in December 2000, the Texas Commission on Environmental Quality (“TCEQ”) submitted a plan to the EPA to reach and demonstrate compliance with the ozone standard by November 2007. Ozone is a product of the reaction between volatile organic compounds and nitrogen oxides (“NOx”) in the presence of sunlight, and is a principal component of smog. Emission reduction controls for NOx must be installed at each of Equistar’s six plants located in the Houston/Galveston region during the next several years. Revised rules adopted by the TCEQ in December 2002 changed the required NOx emission reduction levels from 90% to 80% while requiring new controls on emissions of HRVOCs, such as ethylene, propylene, butadiene and butylenes. The TCEQ plans to make a final review of these rules, with final rule revisions to be adopted by October 2004. These rules also still require approval by the EPA. Under the revised 80% standard, Equistar estimates that the incremental capital expenditures would range between $165 million and $200 million. Of these amounts, Equistar’s spending through December 31, 2003 totaled $69 million. However, the above estimate could be affected by increased costs for stricter proposed controls over HRVOCs. The timing and amount of these expenditures are subject to regulatory and other uncertainties, as well as obtaining the necessary permits and approvals. Equistar is still assessing the impact of the new HRVOC control requirements. There can be no guarantee as to the ultimate cost of implementing any final plan developed to ensure ozone attainment by the 2007 deadline.

In the United States, the Clean Air Act Amendments of 1990 set minimum levels for oxygenates, such as MTBE, in gasoline sold in areas not meeting specified air quality standards. However, the presence of MTBE in some water supplies in California and other states due to gasoline leaking from underground storage tanks and in surface water from recreational water craft has led to public concern about the use of MTBE. Certain U.S. federal and state governmental initiatives have sought either to rescind the oxygen requirement for reformulated gasoline or to restrict or ban the use of MTBE. Equistar’s MTBE sales represented approximately 3% of its total revenues in 2003. At this time, Equistar cannot predict the impact that these initiatives will have on MTBE margins or volumes longer term, but any effect on Equistar’s financial position, liquidity, or the results of operations is not expected to be material.

Equistar’s accrued liability for environmental remediation as of December 31, 2003 was $1 million and primarily related to the Port Arthur facility, which was permanently shut down in February 2001. In the opinion of management, there is currently no material estimable range of loss in excess of the liability recorded for environmental matters.

Item 7A. Disclosure of Market and Regulatory Risk

COMMODITY PRICE RISK

A substantial portion of Equistar’s products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of Equistar’s profitability tend to fluctuate with changes in the business cycle. Equistar tries to protect against such instability through various business strategies. These include utilization of the olefins plants’ raw material flexibility and entering into multi-year processing and sales agreements.

In addition, Equistar at times enters into commodity derivative hedging transactions, primarily price swaps and call options, to help manage its exposure to commodity price risk with respect to purchases of natural gas and crude oil-related raw materials as well as product sales. Market risks created by these derivative instruments and the mark-to-market valuations of open positions are monitored using value at risk. During 2003, 2002 and 2001, the derivative transactions were not significant compared to Equistar’s overall inventory purchases and product sales. At December 31, 2003, the market value of outstanding derivatives and the related value at risk was not material.

INTEREST RATE RISK

During 2003, Equistar repaid its remaining variable rate debt that was outstanding at December 31, 2002, using proceeds of new fixed-rate debt offerings, and had no borrowing outstanding under its inventory-based revolving credit facility as of December 31, 2003. Accordingly, Equistar’s exposure to variable interest rate risk was minimal at December 31, 2003.

REGULATORY RISK

New air pollution standards promulgated by federal and state regulatory agencies in the U.S., including those specifically targeting the eight-county Houston/Galveston region, will affect a substantial portion of the operating facilities of Equistar. Compliance with these standards will result in increased capital investment during the next several years and higher annual operating costs for Equistar. Revised rules adopted by the regulatory agencies changed the required NOx, reduction levels from 90% to 80%. However, any potential resulting savings from this proposed revision could be offset by the costs of stricter proposed controls over HRVOCs. Equistar is still assessing the impact of these proposed regulations and there can be no guarantee as to the ultimate capital cost of implementing any final plan developed to ensure ozone attainment by the 2007 deadline. See “Clean Air Act” section of Note 13 to the Consolidated Financial Statements and “Environmental Matters” above.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

To the Partnership Governance Committee

of Equistar Chemicals, LP

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of partners’ capital and of cash flows present fairly, in all material respects, the financial position of Equistar Chemicals, LP (the “Partnership”) and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 142, “Accounting for Goodwill and Other Intangible Assets.”

/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP

Houston, Texas

March 8, 2004

EQUISTAR CHEMICALS, LP

CONSOLIDATED STATEMENTS OF INCOME

	For the year ended December 31,
Millions of dollars	2003	2002	2001
Sales and other operating revenues:
Trade	$4,920	$4,295	$4,583
Related parties	1,625	1,242	1,326

	6,545	5,537	5,909

Operating costs and expenses:
Cost of sales	6,387	5,388	5,755
Selling, general and administrative expenses	182	155	181
Research and development expenses	38	38	39
Losses on asset dispositions	27	—	—
Amortization of goodwill	—	—	33

	6,634	5,581	6,008

Operating loss	(89)	(44)	(99)
Interest expense	(215)	(205)	(192)
Interest income	8	1	3
Other income (expense), net	(43)	2	5

Loss before cumulative effect of accounting change	(339)	(246)	(283)

Cumulative effect of accounting change	—	(1,053)	—

Net loss	$(339)	$(1,299)	$(283)

See Notes to the Consolidated Financial Statements.

EQUISTAR CHEMICALS, LP

CONSOLIDATED BALANCE SHEETS

	December 31,
Millions of dollars	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$199	$27
Accounts receivable:
Trade, net	471	490
Related parties	137	135
Inventories	408	424
Prepaid expenses and other current assets	46	50

Total current assets	1,261	1,126
Property, plant and equipment, net	3,334	3,565
Investments	60	65
Other assets, net	373	296

Total assets	$5,028	$5,052

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable:
Trade	$462	$421
Related parties	51	38
Current maturities of long-term debt	—	32
Accrued liabilities	241	223

Total current liabilities	754	714
Long-term debt	2,314	2,196
Other liabilities and deferred revenues	359	221
Commitments and contingencies
Partners’ capital:
Partners’ accounts	1,619	1,958
Accumulated other comprehensive loss	(18)	(37)

Total partners’ capital	1,601	1,921

Total liabilities and partners’ capital	$5,028	$5,052

See Notes to the Consolidated Financial Statements.

EQUISTAR CHEMICALS, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
Millions of dollars	2003	2002	2001
Cash flows from operating activities:
Net loss	$(339)	$(1,299)	$(283)
Adjustments to reconcile net loss to cash provided by operating activities:
Cumulative effect of accounting change	—	1,053	—
Depreciation and amortization	307	298	319
Deferred maintenance turnaround expenditures	(97)	(49)	(15)
Debt prepayment premiums and charges	30	—	3
Net losses (gains) on asset dispositions	27	—	(3)
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	26	(54)	222
Inventories	4	24	61
Accounts payable	40	99	(129)
Deferred revenues	147	23	—
Other assets and liabilities, net	19	(40)	55

Cash provided by operating activities	164	55	230

Cash flows from investing activities:
Expenditures for property, plant and equipment	(106)	(118)	(110)
Proceeds from sales of assets	69	—	10
Other	—	(6)	(7)

Cash used in investing activities	(37)	(124)	(107)

Cash flows from financing activities:
Issuance of long-term debt	695	—	981
Repayment of long-term debt	(642)	(104)	(91)
Net repayment under lines of credit	—	—	(820)
Other	(8)	(2)	(9)

Cash provided by (used in) financing activities	45	(106)	61

Increase (decrease) in cash and cash equivalents	172	(175)	184
Cash and cash equivalents at beginning of period	27	202	18

Cash and cash equivalents at end of period	$199	$27	$202

See Notes to the Consolidated Financial Statements.

EQUISTAR CHEMICALS, LP

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

	Partners’ Accounts				Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
Millions of dollars	Lyondell	Millennium	Occidental	Total
Balance at January 1, 2001	$476	$1,517	$1,547	$3,540	$—
Net loss	(115)	(84)	(84)	(283)	—	$(283)
Other comprehensive income - minimum pension liability	—	—	—	—	(19)	(19)
Other	—	—	—	—	(1)	(1)

Comprehensive loss						$(303)

Balance at December 31, 2001	$361	$1,433	$1,463	$3,257	$(20)
Net loss	(569)	(383)	(347)	(1,299)	—	$(1,299)
Lyondell purchase of Occidental interest	1,116	—	(1,116)	—	—
Other comprehensive income - minimum pension liability	—	—	—	—	(17)	(17)

Comprehensive loss						$(1,316)

Balance at December 31, 2002	$908	$1,050	$—	$1,958	$(37)
Net loss	(239)	(100)	—	(339)	—	$(339)
Other comprehensive income - minimum pension liability	—	—	—	—	16	16
Other	—	—	—	—	3	3

Comprehensive loss						$(320)

Balance at December 31, 2003	$669	$950	$—	$1,619	$(18)

See Notes to the Consolidated Financial Statements.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Formation of the Partnership and Operations

Equistar Chemicals, LP (“Equistar” or “the Partnership”), a Delaware limited partnership which commenced operations on December 1, 1997, was formed by Lyondell Chemical Company and subsidiaries (“Lyondell”) and Millennium Chemicals Inc. and subsidiaries (“Millennium”). On May 15, 1998, Equistar was expanded with the contribution of certain assets from Occidental Petroleum Corporation and subsidiaries (“Occidental”). Until August 22, 2002, Equistar was owned 41% by Lyondell, 29.5% by Millennium and 29.5% by Occidental. On August 22, 2002, Lyondell purchased Occidental’s interest in Equistar and, as a result, Lyondell’s ownership interest in Equistar increased to 70.5%.

Equistar owns and operates the petrochemicals and polymers businesses originally contributed by Lyondell, Millennium and Occidental. The petrochemicals segment manufactures and markets olefins, oxygenated products, aromatics and specialty products. Olefins include ethylene, propylene and butadiene, and oxygenated products include ethylene oxide, ethylene glycol, ethanol and methyl tertiary butyl ether (“MTBE”). The petrochemicals segment also includes the production and sale of aromatics, including benzene and toluene. The polymers segment manufactures and markets polyolefins, including high-density polyethylene (“HDPE”), low-density polyethylene (“LDPE”), linear low-density polyethylene (“LLDPE”), polypropylene and performance polymers, all of which are used in the production of a wide variety of consumer and industrial products. The performance polymers include enhanced grades of polyethylene, including wire and cable insulating resins, and polymeric powders.

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

Cash and Cash Equivalents—Cash equivalents consist of highly liquid debt instruments such as certificates of deposit, commercial paper and money market accounts purchased with maturities of three months or less when acquired. Cash equivalents are stated at cost, which approximates fair value. Equistar’s policy is to invest cash in conservative, highly rated instruments and to limit the amount of credit exposure to any one institution.

Equistar has no requirements for compensating balances in a specific amount at a specific point in time. The Partnership does maintain compensating balances for some of its banking services and products. Such balances are maintained on an average basis and are solely at Equistar’s discretion. As a result, none of Equistar’s cash is restricted.

Inventories—Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (“LIFO”) method, except for materials and supplies, which are valued using the average cost method.

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

Investments—Equistar’s investments primarily consist of a 50% interest in a joint venture that owns an ethylene glycol facility in Beaumont, Texas (“PD Glycol”). The investment in PD Glycol is accounted for using the equity method of accounting.

Turnaround Maintenance and Repair Costs—Costs of maintenance and repairs exceeding $5 million incurred in connection with turnarounds of major units at Equistar’s manufacturing facilities are deferred and amortized using the straight-line method over the period until the next planned turnaround, generally 5 to 7 years. These costs are necessary to maintain, extend and improve the operating capacity and efficiency rates of the production units.

Identifiable Intangible Assets—Costs to purchase and to develop software for internal use are deferred and amortized on a straight-line basis over periods of 3 to 10 years.

Other intangible assets are carried at amortized cost and primarily consist of deferred debt issuance costs, licensed technology and other long-term processing rights and costs. These assets are amortized using the straight-line method over their estimated useful lives or the term of the related agreement, if shorter.

Environmental Remediation Costs—Anticipated expenditures related to investigation and remediation of contaminated sites, which include operating facilities and waste disposal sites, are accrued when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Estimated expenditures have not been discounted to present value.

Income Taxes—The Partnership is not subject to federal income taxes as income is reportable directly by the individual partners; therefore, there is no provision for income taxes in the accompanying financial statements.

Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounting and Reporting Changes—Effective January 1, 2003, Equistar implemented Statement of Financial Accounting Standards (“SFAS”) No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The primary impact of the statement on Equistar is the classification of gains or losses that result from the early extinguishment of debt as an element of income before extraordinary items. Previously, such gains and losses were classified as extraordinary items. The Consolidated Statements of Income reflect these changes for all periods presented. Equistar incurred a loss of $3 million on the early extinguishment of debt in the year ended December 31, 2001.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 132 (Revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, effective December 31, 2003, and requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. SFAS No. 132 (Revised 2003) also requires Equistar to disclose pension and postretirement benefit costs in interim-period financial statements beginning in 2004. Equistar increased its pension disclosure to comply with SFAS No. 132 (Revised 2003). See Note 12.

In January 2004, the FASB issued FASB Staff Position (“FSP”) FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The FSP permits a sponsor of a retiree health benefit plan to make a one-time election to defer recognition of the effects of the new Medicare legislation in accounting for its plans under SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, or in making disclosures related to its plans required by SFAS No. 132 (Revised 2003), until the FASB develops and issues authoritative guidance on accounting for subsidies provided by the Act. Such FASB guidance could require a change in currently reported information. Equistar elected to make the one-time deferral and is currently evaluating the effect of the FSP FAS 106-1.

Effective January 1, 2003, Equistar adopted SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses obligations associated with the retirement of tangible long-lived assets, and SFAS No. 146, Accounting for Exit or Disposal Activities, which addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities and facility closings. Equistar’s adoption of the provisions of SFAS No. 143 and SFAS No. 146 had no material impact on its financial statements.

In December 2003, the FASB issued FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities (“FIN 46R”), primarily to clarify the required accounting for interests in variable interest entities (“VIEs”). This standard replaces FIN 46, Consolidation of Variable Interest Entities, that was issued in January 2003 to address certain situations in which a company should include in its financial statements the assets, liabilities and activities of another entity. Equistar’s application of FIN 46R has no material impact on its consolidated financial statements.

Effective January 1, 2002, Equistar implemented SFAS No. 142, Goodwill and Other Intangible Assets. Upon implementation of SFAS No. 142, Equistar reviewed goodwill for impairment and concluded that the entire balance of goodwill was impaired, resulting in a $1.1 billion charge to earnings that was reported as the cumulative effect of an accounting change as of January 1, 2002. The conclusion was based on a comparison to Equistar’s indicated fair value, using multiples of EBITDA (earnings before interest, taxes, depreciation and amortization) for comparable companies as an indicator of fair value.

As a result of implementing SFAS No. 142, income in 2002 and subsequent years is favorably affected by $33 million annually because of the elimination of goodwill amortization. The following table presents Equistar’s results of operations for all periods presented as adjusted to eliminate goodwill amortization.

	For the year ended December 31,
Millions of dollars	2003	2002	2001
Reported income (loss) before cumulative effect of accounting change	$(339)	$(246)	$(283)
Add back: goodwill amortization	—	—	33

Adjusted income (loss) before cumulative effect of accounting change	$(339)	$(246)	$(250)

Reported net income (loss)	$(339)	$(1,299)	$(283)
Add back: goodwill amortization	—	—	33

Adjusted net income (loss)	$(339)	$(1,299)	$(250)

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reclassifications—Certain previously reported amounts have been reclassified to conform to classifications adopted in 2003.

3. Related Party Transactions

As a result of Lyondell’s August 2002 purchase of Occidental’s interest in Equistar (see Note 1), Occidental has two representatives on Lyondell’s board of directors and, as of December 31, 2003, Occidental owned approximately 22% of Lyondell. In view of Occidental’s representation on Lyondell’s Board of Directors and its ownership position with Lyondell, which owns 70.5% of Equistar, Occidental’s transactions with Equistar subsequent to August 22, 2002 will continue to be reported as related party transactions in Equistar’s Consolidated Statements of Income and Consolidated Balance Sheets.

Product Transactions with Lyondell—Lyondell purchases ethylene, propylene and benzene at market-related prices from Equistar under various agreements expiring in 2013 and 2014. With the exception of one pre-existing third-party product supply agreement expiring in 2015, Lyondell is required, under the agreements, to purchase 100% of its ethylene, propylene and benzene requirements for its Channelview and Bayport, Texas facilities from Equistar. Lyondell licenses MTBE technology to Equistar, and purchases a significant portion of the MTBE produced by Equistar at one of its two Channelview units at market-related prices. Lyondell also purchases natural gas used in its methanol facility from Equistar.

Through December 31, 2003, Equistar acted as sales agent for the methanol products of Lyondell. Equistar also provides operating and other services for Lyondell, including the lease to Lyondell by Equistar of the real property on which the methanol plant is located. Pursuant to the terms of those agreements, Lyondell paid Equistar a management fee and reimbursed certain expenses of Equistar at cost.

Product Transactions with Millennium—Equistar sells ethylene to Millennium at market-related prices pursuant to an agreement entered into in connection with the formation of Equistar. Under this agreement, Millennium is required to purchase 100% of its ethylene requirements for its LaPorte, Texas facility from Equistar. The initial term of the contract expired December 31, 2000. It continues thereafter for one-year periods unless either party serves notice twelve months in advance. The contract will continue, at a minimum, through December 31, 2005.

Also, under an agreement entered into in connection with the formation of Equistar, Equistar is required to purchase 100% of its vinyl acetate monomer raw material requirements at market-related prices from Millennium for the production of ethylene vinyl acetate products at its LaPorte, Texas; Clinton, Iowa and Morris, Illinois plants. This contract expired December 31, 2000 and renews annually. Equistar has provided notice to Millennium to terminate the vinyl acetate monomer agreement, effective December 31, 2004.

Product Transactions with Occidental—In connection with the contribution of Occidental assets to Equistar, Equistar and Occidental entered into a long-term agreement for Equistar to supply substantially all of the ethylene requirements for Occidental’s U.S. manufacturing plants at market-related prices. The ethylene is exclusively for internal use in production at these plants, less a specified quantity per year tolled in accordance with the provisions of the agreement. Either party has the option to “phase down” volumes over time. However, a “phase down” cannot begin until January 1, 2009 and the annual required minimum cannot decline to zero prior to December 31, 2013, unless certain specified force majeure events occur. In addition to ethylene, Equistar sells methanol, ethers and glycols to Occidental. Equistar also purchases various other products from Occidental at market-related prices.

Product Transactions with Oxy Vinyls, LP—During 2003, Equistar sold ethylene to Oxy Vinyls, LP (“Oxy Vinyls”), a joint venture partnership between Occidental and an unaffiliated party, for Oxy Vinyls’ LaPorte, Texas facility at market-related prices pursuant to an agreement that expired December 31, 2003.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Transactions with LYONDELL-CITGO Refining LP—Equistar has product sales and raw material purchase agreements with LYONDELL-CITGO Refining LP (“LCR”), a joint venture investment of Lyondell. Certain olefins by-products are sold by Equistar to LCR for processing into gasoline and certain refinery products are sold by LCR to Equistar as raw materials. Equistar also has processing and storage arrangements with LCR and provides certain marketing services for LCR. All of the agreements between LCR and Equistar are on terms generally representative of prevailing market prices.

Shared Services Agreement with Lyondell—Under a shared services agreement, Lyondell provides office space and various services to Equistar including information technology, human resources, sales and marketing, raw material supply, supply chain, health, safety and environmental, engineering, research and development, facility services, legal, accounting, treasury, internal audit and tax. Lyondell charges Equistar for Equistar’s share of the cost of such services. Direct costs, incurred exclusively for Equistar, also are charged to Equistar. Costs related to a limited number of shared services, primarily engineering, continue to be incurred by Equistar. In such cases, Equistar charges Lyondell for its share of such costs.

Shared Services and Shared-Site Agreements with Millennium—Equistar and Millennium have agreements under which Equistar provides utilities and fuel streams to Millennium. In addition, Millennium provides Equistar with certain operational services, including utilities, as well as barge dock access and related services.

Lease Agreements with Occidental—Equistar subleases certain railcars from Occidental. In addition, Equistar leases its Lake Charles facility and the land related thereto from Occidental – see “Leased Facility” section of Note 13.

Related party transactions are summarized as follows:

	For the year ended December 31,
Millions of dollars	2003	2002	2001
Equistar billed related parties for:
Sales of products and processing services:
Lyondell	$610	$459	$405
Occidental	448	358	441
LCR	467	340	377
Millennium	46	43	55
Oxy Vinyls	55	42	48

Shared services and shared site agreements:
LCR	3	4	3
Lyondell	18	16	18
Millennium	8	9	17

Natural gas purchased for Lyondell	98	76	86

Related parties billed Equistar for:
Purchases of products:
LCR	$227	$218	$203
Millennium	10	10	15
Lyondell	5	1	4
Occidental	1	1	1

Shared services, transition and lease agreements:
Lyondell	154	134	135
Millennium	15	16	19
Occidental	7	7	6
LCR	—	1	2

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Accounts Receivable

Equistar sells its products primarily to other chemical manufacturers in the petrochemicals and polymers industries. Equistar performs ongoing credit evaluations of its customers’ financial condition and, in certain circumstances, requires letters of credit from them. The Partnership’s allowance for doubtful accounts, which is reflected in the accompanying Consolidated Balance Sheets as a reduction of accounts receivable, totaled $12 million and $16 million at December 31, 2003 and 2002, respectively.

In December 2003, Equistar entered into a new $450 million, four-year, accounts receivable sales facility to replace Equistar’s previous $100 million accounts receivable sales facility. Pursuant to the facility, Equistar sells, through a wholly owned bankruptcy remote subsidiary, on an ongoing basis and without recourse, an interest in a pool of accounts receivable to financial institutions participating in the facility. Equistar is responsible for servicing the receivables.

At December 31, 2003 and 2002, the balance of Equistar’s accounts receivable sold under the facilities was $102 million and $81 million, respectively. Accounts receivable in the Consolidated Balance Sheets are reduced by the sales of interests in the pool. Upon termination of the facility, cash collections related to accounts receivable then in the pool would first be applied to the outstanding interest sold. Increases and decreases in the amount sold are reflected in operating activities in the Consolidated Statements of Cash Flows. Fees related to the sales are included in “Other income (expense), net” in the Consolidated Statements of Income. The new accounts receivable sales facility is subject to substantially the same minimum unused availability requirements and covenant requirements as the new inventory-based revolving credit facility, which is secured by a pledge of accounts receivable. See Note 9. The new facility does not contain ratings triggers.

5. Inventories

Inventories consisted of the following components at December 31:

Millions of dollars	2003	2002
Finished goods	$223	$233
Work-in-process	12	12
Raw materials	83	85
Materials and supplies	90	94

Total inventories	$408	$424

The excess of the current cost of inventories over book value was approximately $101 million at December 31, 2003. In December 2003, Equistar entered into a $250 million, four-year, inventory-based revolving credit facility. See Note 9.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Property, Plant and Equipment and Other Assets

The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows at December 31:

Millions of dollars	2003	2002
Land	$76	$80
Manufacturing facilities and equipment	6,015	6,037
Construction in progress	63	60

Total property, plant and equipment	6,154	6,177
Less accumulated depreciation	(2,820)	(2,612)

Property, plant and equipment, net	$3,334	$3,565

During 2003, Equistar refocused certain polymer research and development (“R&D”) programs, resulting in a charge of $11 million to write off the net book value of certain R&D facilities at Equistar’s Morris, Illinois plant that was shutdown at the end of 2003. Also in 2003, Equistar sold a polypropylene production facility in Pasadena, Texas for a loss of $12 million. The effects of these transactions were included in “Losses on asset dispositions” in the Consolidated Statements of Income.

Equistar did not capitalize any interest during 2003, 2002 and 2001 with respect to construction projects.

The components of other assets, at cost, and the related accumulated amortization were as follows at December 31:

	2003			2002
Millions of dollars	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Intangible assets:
Turnaround costs	$249	$(77)	$172	$193	$(94)	$99
Software costs	153	(85)	68	150	(66)	84
Debt issuance costs	45	(11)	34	43	(13)	30
Catalyst costs	34	(20)	14	23	(11)	12
Other	70	(16)	54	58	(17)	41

Total intangible assets	$551	$(209)	342	$467	$(201)	266

Pension asset			18			21
Other			13			9

Total other assets			$373			$296

Scheduled amortization of these intangible assets for the next five years is estimated to be $58 million in 2004, $53 million in 2005, $49 million in 2006, $39 million in 2007 and $29 million in 2008.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation and amortization expense is summarized as follows:

	For the year ended December 31,
Millions of dollars	2003	2002	2001
Property, plant and equipment	$246	$242	$237
Goodwill	—	—	33
Turnaround costs	30	24	20
Software costs	16	15	12
Other	15	17	17

Total depreciation and amortization	$307	$298	$319

In addition, amortization of debt issuance costs of $7 million, $7 million and $2 million in 2003, 2002 and 2001, respectively, is included in interest expense in the Consolidated Statements of Income.

7. Accrued Liabilities

Accrued liabilities consisted of the following components at December 31:

Millions of dollars	2003	2002
Taxes other than income	$74	$65
Interest	64	65
Contractual obligations	30	34
Payroll and benefits	27	42
Deferred revenues	14	—
Other	32	17

Total accrued liabilities	$241	$223

8. Deferred Revenues

In March 2003, Equistar received an advance of $159 million, representing a partial prepayment for product to be delivered under a long-term product supply arrangement, primarily at cost-based prices. Equistar will recognize this deferred revenue over 15 years, as the associated product is delivered.

In December 2002, Equistar received a $25 million initial advance from a customer in connection with a long-term product supply agreement under which Equistar is obligated to deliver product at cost-based prices. Equistar will recognize this deferred revenue as the product is delivered, which is expected to be over 9 years.

Trade sales and other operating revenues included $12 million in 2003 and $2 million in 2002 representing deferred revenue earned in those periods.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Long-Term Debt

Long-term debt consisted of the following at December 31:

Millions of dollars	2003	2002
Bank credit facility:
Inventory-based revolving credit facility	$—	$—
Revolving credit facility	—	—
Term loan due 2007	—	296
Other debt obligations:
Medium-term notes due 2003-2005	1	30
Senior Notes due 2004, 8.50%	—	300
Notes due 2006, 6.50%	150	150
Senior Notes due 2008, 10.125%	700	700
Senior Notes due 2009, 8.75%	600	600
Senior Notes due 2011, 10.625%	700	—
Debentures due 2026, 7.55%	150	150
Other	3	3
Unamortized premium (discount), net	10	(1)

Total	2,314	2,228
Less current maturities	—	32

Total long-term debt	$2,314	$2,196

The term loan due 2007, which was paid in full in 2003, had a weighted-average interest rate of 4.80%, 5.25% and 6.26% during 2003, 2002 and 2001, respectively. The medium-term notes had a weighted-average interest rate of 9.51% at December 31, 2003 and 9.75% at December 31, 2002 and 2001.

The 6.5% notes and the 7.55% debentures were assumed by Equistar from Lyondell when Equistar was formed in 1997. As between Equistar and Lyondell, Equistar is primarily liable for this debt. Lyondell is a guarantor of the 6.5% notes and the 7.55% debentures. The consolidated financial statements of Lyondell are filed as an exhibit to Equistar’s Annual Report on Form 10-K for the year ended December 31, 2003.

Aggregate maturities of long-term debt during the next five years are $1 million in 2005; $150 million in 2006; $700 million in 2008 and $1.5 billion thereafter. There are no scheduled maturities of long-term debt in 2004 and 2007.

In December 2003, Equistar entered into a new $250 million, four-year, inventory-based revolving credit facility which replaced Equistar’s previous $354 million revolving credit facility. The total amount available at December 31, 2003 under both the new $250 million inventory-based revolving credit facility and the new $450 million accounts receivable sales facility (see Note 4) was approximately $430 million, which gives effect to the borrowing base less a $75 million unused availability requirement and is net of the $102 million sold under the accounts receivable facility and $18 million of outstanding letters of credit under the revolving credit facility. The borrowing base is determined using a formula applied to accounts receivable and inventory balances. The new revolving credit facility requires that the unused available amounts under that facility and the $450 million accounts receivable sales facility equal or exceed $75 million through March 30, 2005 and $50 million thereafter or $100 million thereafter if the interest coverage ratio, as defined, is less than 2:1. At December 31, 2003, the interest rate under the new inventory-based revolving credit facility was LIBOR plus 2.5%. The new revolving credit facility is secured by a lien on all inventory and certain personal property, including a pledge of accounts receivable. There was no borrowing under the new revolving credit facility at December 31, 2003.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2003, Equistar issued $250 million of 10.625% senior unsecured notes due in 2011. The proceeds, net of related fees, were used to prepay in full $173 million of the outstanding term loan under Equistar’s previous credit facility and to repay borrowing under Equistar’s previous $354 million revolving credit facility. In September 2003, $29 million of Equistar’s medium term notes matured and were repaid using funds borrowed under Equistar’s revolving credit facility. In April 2003, Equistar issued $450 million of 10.625% senior unsecured notes due in 2011. The proceeds, net of related fees, were used to prepay $300 million of 8.5% notes due in the first quarter 2004, approximately $122 million of term loans under Equistar’s credit facility and prepayment premiums of approximately $17 million.

In March 2003 and 2002, Equistar obtained amendments to its previous $354 million revolving credit facility that provided additional financial flexibility by generally making certain financial ratio requirements less restrictive.

During October 2002, Equistar entered into an agreement to sell certain accounts receivable and received cash proceeds of $100 million. See Note 4. Equistar used the $100 million proceeds to reduce borrowing under the previous $354 million revolving credit facility and for general corporate purposes.

The new $250 million revolving credit facility and the indentures governing Equistar’s senior unsecured notes contain covenants that, subject to certain exceptions, restrict lien incurrence, debt incurrence, sales of assets, investments, capital expenditures, certain payments, and mergers. The new credit facility does not require Equistar to maintain specified financial ratios. The breach of these covenants would permit the lenders to declare any outstanding debt immediately payable, and would permit the lenders under Equistar’s credit facility to terminate future lending commitments. Equistar was in compliance with all such covenants as of December 31, 2003.

10. Lease Commitments

Equistar leases various facilities and equipment under noncancelable operating lease arrangements for various periods. Operating leases include leases of railcars used in the distribution of products in Equistar’s business.

At December 31, 2003, future minimum lease payments relating to noncancelable operating leases with lease terms in excess of one year were as follows:

Millions of dollars	Minimum Lease Payments
2004	$76
2005	60
2006	51
2007	43
2008	41
Thereafter	314

Total minimum lease payments	$585

Operating lease net rental expense was $106 million, $125 million and $110 million for the years ending December 31, 2003, 2002 and 2001, respectively. Net rental expense in 2002 included $21 million of amortization of lease prepayments related to certain railcar leases that were terminated as of December 31, 2003.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Financial Instruments and Derivatives

The fair value of all nonderivative financial instruments included in current assets and current liabilities, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximated their carrying value due to their short maturity. Based on the borrowing rates currently available to Equistar for debt with terms and average maturities similar to Equistar’s debt portfolio, the fair value of Equistar’s long-term debt, including amounts due within one year, was approximately $2,459 million and $2,031 million at December 31, 2003 and 2002, respectively.

Equistar is exposed to credit risk with respect to accounts receivable. Equistar performs ongoing credit evaluations of its customers and, in certain circumstances, requires letters of credit from the customers. See Note 4.

12. Pension and Other Postretirement Benefits

All full-time regular employees are covered by defined benefit pension plans sponsored by Equistar. In connection with the formation of Equistar, no pension assets or obligations were contributed to Equistar, with the exception of union represented plans contributed by Occidental and Millennium.

Retirement benefits are based upon years of service and the employee’s highest three consecutive years of compensation during the last ten years of service. Equistar funds the plans through periodic contributions to pension trust funds. Equistar also has unfunded supplemental nonqualified retirement plans, which provide pension benefits for certain employees in excess of the U.S. tax-qualified plans’ limits. In addition, Equistar sponsors unfunded postretirement benefit plans other than pensions, which provide medical and life insurance benefits. The postretirement medical plans are contributory while the life insurance plans are, generally, noncontributory. The life insurance benefits are provided to employees who retired before July 1, 2002. The measurement date for Equistar’s pension and other postretirement benefit plans is December 31, 2003.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a reconciliation of benefit obligations, plan assets and the funded status of these plans:

	Pension Benefits		Other Postretirement Benefits
Millions of dollars	2003	2002	2003	2002
Change in benefit obligation:
Benefit obligation, January 1	$170	$147	$108	$112
Service cost	17	16	3	2
Interest cost	10	11	7	7
Plan amendments	—	(2)	—	(13)
Actuarial loss (gain)	1	8	5	2
Benefits paid	(8)	(10)	(4)	(2)

Benefit obligation, December 31	190	170	119	108

Change in plan assets:
Fair value of plan assets, January 1	102	107
Actual return on plan assets	23	(13)
Partnership contributions	15	18
Benefits paid	(8)	(10)

Fair value of plan assets, December 31	132	102

Funded status	(58)	(68)	(119)	(108)
Unrecognized actuarial and investment loss	56	76	12	7
Unrecognized prior service cost	(2)	(2)	12	14

Net amount recognized	$(4)	$6	$(95)	$(87)

Amounts recognized in the Consolidated Balance Sheet consist of:
Prepaid benefit cost	$18	$21	$—	$—
Accrued benefit liability	(42)	(51)	(95)	(87)
Accumulated other comprehensive income	20	36	—	—

Net amount recognized	$(4)	$6	$(95)	$(87)

Additional Information:
Accumulated benefit obligation for defined benefit plans, December 31	$158	$142
Increase (decrease) in minimum liability included in other comprehensive loss	(16)	17

Pension plans with projected benefit obligations and accumulated benefit obligations in excess of the fair value of assets are summarized as follows at December 31:

Millions of dollars	2003	2002
Projected benefit obligation	$171	$150
Accumulated benefit obligations	139	123
Fair value of assets	109	81

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net periodic pension and other postretirement benefit costs included the following components:

	Pension Benefits			Other Postretirement Benefits
Millions of dollars	2003	2002	2001	2003	2002	2001
Components of net periodic benefit cost:
Service cost	$17	$16	$16	$3	$2	$2
Interest cost	10	11	10	7	7	6
Actual (gain) loss on plan assets	(23)	13	6	—	—	—
Less-unrecognized gain (loss)	15	(24)	(17)	—	—	—

Recognized gain on plan assets	(8)	(11)	(11)	—	—	—
Amortization of actuarial and investment loss	7	4	2	—	—	—
Prior service cost	—	—	—	2	2	—
Net effect of curtailments, settlements and special termination benefits	—	—	3	—	—	2

Net periodic benefit cost	$26	$20	$20	$12	$11	$10

The assumptions used in determining the net benefit liability were as follows at December 31:

	Pension Benefits		Other Postretirement Benefits
	2003	2002	2003	2002
Weighted-average assumptions as of December 31:
Discount rate	6.25%	6.50%	6.25%	6.50%
Rate of compensation increase	4.50%	4.50%

The assumptions used in determining net benefit cost were as follows at December 31:

	Pension Benefits			Other Postretirement Benefits
	2003	2002	2001	2003	2002	2001
Weighted-average assumptions for the year:
Discount rate	6.50%	7.00%	7.50%	6.50%	7.00%	7.50%
Expected return on plan assets	8.00%	9.50%	9.50%
Rate of compensation increase	4.50%	4.50%	4.50%

Management’s goal is to manage pension investments over the long term to achieve optimal returns with an acceptable level of risk and volatility. Targeted asset allocations of 55% U.S. equity securities, 15% non-U.S. equity securities, and 30% fixed income securities were adopted in 2003 for the plans based on recommendations by its independent pension investment advisor. Investment policies prohibit investments in securities issued by Equistar or an affiliate, such as Lyondell or Millennium, or investment in speculative derivative instruments. The investments are marketable securities that provide sufficient liquidity to meet expected benefit obligation payments.

The expected rate of return on plan assets is a longer term rate, and is expected to change less frequently than the current assumed discount rate, reflecting long-term market expectations, rather than current fluctuations in market conditions. Prior to 2003, Equistar’s expected long-term rate of return on plan assets of 9.5% had been based on the average level of earnings that its independent pension investment advisor had advised could be expected to be

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

earned over time, using the expected returns for the above-noted asset allocations that had been recommended by the advisor, and had been adopted for the plans. Over the three-year period ended December 31, 2003, Equistar’s actual return on plan assets was a gain averaging 0.9% per year. In 2003, Equistar reviewed its asset allocation and expected long-term rate of return assumptions, and obtained an updated asset allocation study from the independent pension investment advisor, including updated expectations for long-term market earnings rates for various classes of investments. Based on this review, Equistar reduced its expected long-term rate of return on plan assets to 8%, and did not significantly change its plan asset allocations.

Equistar’s pension plan weighted-average asset allocations by asset category were as follows at December 31:

Asset Category:	2003 Policy	2003	2002
U.S. equity securities	55%	53%	48%
Non-U.S. equity securities	15%	18%	20%
Fixed income securities	30%	29%	32%

Total	100%	100%	100%

Equistar expects to contribute approximately $17 million to its pension plan in 2004.

As of December 31, 2003, future expected benefit payments, which reflect expected future service, as appropriate, were as follows:

Millions of dollars	Pension Benefits	Other Benefits
2004	$10	$6
2005	12	7
2006	13	7
2007	14	8
2008	15	8
2009 through 2013	92	47

The assumed annual rate of increase in the per capita cost of covered health care benefits as of December 31, 2003 was 10.0% for 2004, 7.0% for 2005 through 2007 and 5.0% thereafter. The health care cost trend rate assumption does not have a significant effect on the amounts reported due to limits on Equistar’s maximum contribution level under the medical plan. To illustrate, increasing or decreasing the assumed health care cost trend rates by one percentage point in each year would change the accumulated postretirement benefit liability as of December 31, 2003 by less than $1 million and would not have a material effect on the aggregate service and interest cost components of the net periodic postretirement benefit cost for the year then ended.

Equistar also maintains voluntary defined contribution savings plans for eligible employees. Contributions to the plans by Equistar were $12 million, $13 million and $16 million for the years ended December 31, 2003, 2002 and 2001, respectively.

13. Commitments and Contingencies

Commitments—Equistar has various purchase commitments for materials, supplies and services incident to the ordinary conduct of business, generally for quantities required for Equistar’s businesses and at prevailing market prices. See also Note 3, describing related party commitments.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Equistar is party to various unconditional purchase obligation contracts as a purchaser for products and services, principally for steam and power. At December 31, 2003, future minimum payments under those contracts with noncancelable contract terms in excess of one year and fixed minimum payments were as follows:

Millions of dollars
2004	$230
2005	231
2006	227
2007	218
2008	199
Thereafter through 2023	2,416

Total minimum contract payments	$3,521

Equistar’s total purchases under these agreements were $244 million and $230 million for the years ended December 31, 2003 and 2002, respectively.

Leased Facility—Equistar’s Lake Charles facility has been idled since the first quarter of 2001, pending sustained improvement in market conditions. The facility and land, which are included in property, plant and equipment at a net book value of $152 million, are leased from Occidental. In May 2003, Equistar and Occidental entered into a new one-year lease, which has renewal provisions for two additional one-year periods at either party’s option.

Indemnification Arrangements—Lyondell, Millennium and Occidental have each agreed to provide certain indemnifications or guarantees thereof to Equistar with respect to the petrochemicals and polymers businesses they each contributed. In addition, Equistar has agreed to assume third party claims that are related to certain contingent liabilities arising prior to the contribution transactions that are filed prior to December 1, 2004 as to Lyondell and Millennium, and May 15, 2005 as to Occidental, to the extent the aggregate thereof does not exceed $7 million for each entity, subject to certain terms of the respective asset contribution agreements. From formation through December 31, 2003, Equistar had incurred a total of $20 million for these claims and liabilities. Lyondell, Millennium, Occidental and Equistar remain liable under these indemnification or guarantee arrangements to the same extent as they were before Lyondell’s August 2002 acquisition of Occidental’s interest in Equistar.

Environmental Remediation—Equistar’s accrued liability for environmental matters as of December 31, 2003 was $1 million and primarily related to the Port Arthur facility, which was permanently shut down in February 2001. In the opinion of management, there is currently no material estimable range of possible loss in excess of the liability recorded for environmental remediation.

Clean Air Act—The eight-county Houston/Galveston region has been designated a severe non-attainment area under the one-hour ozone standard by the U.S. Environmental Protection Agency (“EPA”). As a result, in December 2000, the Texas Commission on Environmental Quality (“TCEQ”) submitted a plan to the EPA to reach and demonstrate compliance with the ozone standard by November 2007. Ozone is a product of the reaction between volatile organic compounds and nitrogen oxides (“NOx”) in the presence of sunlight, and is a principal component of smog. Emission reduction controls for NOx must be installed at each of Equistar’s six plants located in the Houston/Galveston region during the next several years. Revised rules adopted by the TCEQ in December 2002 changed the required NOx emission reduction levels from 90% to 80% while requiring new controls on emissions of HRVOCs, such as ethylene, propylene, butadiene and butylenes. The TCEQ plans to make a final review of these rules, with final rule revisions to be adopted by October 2004. These rules also still require approval by the EPA. Under the revised 80% standard, Equistar estimates that the incremental capital expenditures would range between $165 million and $200 million. Of these amounts, Equistar’s spending through December 31, 2003 totaled $69 million. However, the above estimate could be affected by increased costs for stricter proposed controls over HRVOCs. The timing and amount of these expenditures are subject to regulatory and other uncertainties, as well as obtaining the necessary permits and approvals. Equistar is still assessing the impact of the new HRVOC control

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

requirements. There can be no guarantee as to the ultimate cost of implementing any final plan developed to ensure ozone attainment by the 2007 deadline.

General—Equistar is involved in various lawsuits and proceedings. Subject to the uncertainty inherent in all litigation, management believes the resolution of these proceedings will not have a material adverse effect on the financial position, liquidity or results of operations of Equistar.

14. Supplemental Cash Flow Information

Supplemental cash flow information is summarized as follows for the periods presented:

	For the year ended December 31,
Millions of dollars	2003	2002	2001
Cash paid for interest	$208	$200	$171

15. Segment Information and Related Information

Equistar operates in two reportable segments, petrochemicals and polymers (see Note 1). The accounting policies of the segments are the same as those described in “Summary of Significant Accounting Policies” (see Note 2). No customer accounted for 10% or more of sales during any year in the three-year period ended December 31, 2003.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information concerning Equistar’s reportable segments is shown in the following table. Intersegment sales between the petrochemicals and polymers segments were based on current market prices.

Millions of dollars	Petrochemicals	Polymers	Unallocated	Eliminations	Consolidated
For the year ended December 31, 2003:
Sales and other operating revenues:
Customers	$4,522	$2,023	$—	$—	$6,545
Intersegment	1,514	—	—	(1,514)	—

	6,036	2,023	—	(1,514)	6,545

Operating income (loss)	124	(78)	(135)	—	(89)
Total assets	3,388	1,283	357	—	5,028
Capital expenditures	74	32	—	—	106
Depreciation and amortization expense	228	57	22	—	307

For the year ended December 31, 2002:
Sales and other operating revenues:
Customers	$3,669	$1,868	$—	$—	$5,537
Intersegment	1,288	—	—	(1,288)	—

	4,957	1,868	—	(1,288)	5,537

Operating income (loss)	146	(74)	(116)	—	(44)
Total assets	3,410	1,438	204	—	5,052
Capital expenditures	58	59	1	—	118
Depreciation and amortization expense	217	58	23	—	298

For the year ended December 31, 2001:
Sales and other operating revenues:
Customers	$3,929	$1,980	$—	$—	$5,909
Intersegment	1,455	—	—	(1,455)	—

	5,384	1,980	—	(1,455)	5,909

Operating income (loss)	275	(186)	(188)	—	(99)
Total assets	3,474	1,400	1,464	—	6,338
Capital expenditures	84	24	2	—	110
Depreciation and amortization expense	204	58	57	—	319

The following table presents the details of “Operating income (loss)” as presented above in the “Unallocated” column for the years ended December 31, 2003, 2002 and 2001.

Millions of dollars	2003	2002	2001
Items not allocated to petrochemicals and polymers:
Principally general and administrative expenses	$(135)	$(116)	$(166)
Other	—	—	(22)

Operating income (loss)	$(135)	$(116)	$(188)

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the details of “Total assets” as presented above in the “Unallocated” column as of December 31, for the years indicated:

Millions of dollars	2003	2002	2001
Cash and cash equivalents	$199	$27	$202
Accounts receivable—trade and related parties	2	—	17
Prepaid expenses and other current assets	17	22	20
Property, plant and equipment, net	13	18	23
Goodwill, net	—	—	1,053
Other assets, net	126	137	149

Total assets	$357	$204	$1,464

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Equistar performed an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer (principal executive officer) and Vice President and Controller (principal financial officer), of the effectiveness of Equistar’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2003. Based upon that evaluation, the Chief Executive Officer and the Vice President and Controller concluded that Equistar’s disclosure controls and procedures are effective.

There were no changes in Equistar’s internal control over financial reporting that occurred during Equistar’s last fiscal quarter (the fourth quarter of 2003) that have materially affected, or are reasonably likely to materially affect, Equistar’s internal control over financial reporting.

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

The following biographical information is furnished with respect to each of the members of the Governance Committee. The information includes age as of March 1, 2004, present position, if any, with Equistar, period served as a member of the Governance Committee, and other business experience during at least the past five years.

Dan. F. Smith, 57	Mr. Smith has been a member and Co-Chairman of the Governance Committee since December 1997 and has been Chief Executive Officer of Equistar since December 1997. Mr. Smith has been a director of Lyondell since October 1988. He has been President of Lyondell since August 1994 and Chief Executive Officer of Lyondell since December 1996. Mr. Smith was Chief Operating Officer of Lyondell from May 1993 to December 1996. Prior thereto, Mr. Smith held various senior executive positions with Lyondell and Atlantic Richfield Company (“ARCO”), including Executive Vice President and Chief Financial Officer of Lyondell, Vice President, Corporate Planning of ARCO and Senior Vice President in the areas of management, manufacturing, control and administration for Lyondell and the Lyondell Division of ARCO. Mr. Smith is a director of Cooper Industries, Inc.

Robert E. Lee, 47	Mr. Lee has been a member and Co-Chairman of the Governance Committee since July 2003. Mr. Lee has served as President and Chief Executive Officer of Millennium since July 2003. He was Executive Vice

President-Growth and Development of Millennium from March 2001 to July 2003. He was President and Chief Executive Officer of Millennium Inorganic Chemicals from June 1997 to March 2001. From October 1996 (when Millennium was formed) to June 1997, he served as the President and Chief Operating Officer of Millennium. Mr. Lee has been a director of Millennium since its inception. Mr. Lee was a director and the Senior Vice President and Chief Operating Officer of Hanson Industries from June 1995 until the formation of Millennium, an Associate Director of Hanson from 1992 until the formation of Millennium, Vice President and Chief Financial Officer of Hanson Industries from 1992 to June 1995, Vice President and Treasurer of Hanson Industries from 1990 to 1992, and Treasurer of Hanson Industries from 1987 to 1990. He joined Hanson Industries in 1982.

C. William Carmean, 51	Mr. Carmean has been a member of the Governance Committee since August 2003. Mr. Carmean has served as Senior Vice President, General Counsel and Secretary of Millennium since January 2002. He was Vice President-Legal of Millennium from December 1997 to December 2001. He was Associate General Counsel of Millennium from the inception of Millennium to December 1997, Associate General Counsel of Hanson Industries from 1993 to the formation of Millennium, and Corporate Counsel of Quantum Chemical Corporation from 1990 until its acquisition by Hanson in 1993.

T. Kevin DeNicola, 49	Mr. DeNicola has been a member of the Governance Committee since May 1998. Mr. DeNicola was appointed Senior Vice President and Chief Financial Officer of Lyondell effective as of June 30, 2002. Prior thereto, he served as Vice President, Corporate Development of Lyondell since April 1998, overseeing strategic planning. From 1996 until April 1998, Mr. DeNicola was Director of Investor Relations of Lyondell. Mr. DeNicola served as Ethylene Products Manager of Lyondell from 1993 until 1996. Mr. DeNicola also serves as a member of the Partnership Governance Committee of LCR.

Kerry A. Galvin, 43	Ms. Galvin has been a member of the Governance Committee since May 2002. Ms. Galvin was appointed Senior Vice President, General Counsel and Secretary of Lyondell in May 2002. Prior thereto, she served as Vice President, General Counsel and Secretary since July 2000. Ms. Galvin has responsibility for legal and governmental affairs for the Lyondell enterprise. Ms. Galvin originally joined Lyondell in 1990 and held various positions in the legal department prior to July 2000, including Associate General Counsel with responsibility for international legal affairs.

John E. Lushefski, 48	Mr. Lushefski has been a member of the Governance Committee since December 1997. Mr. Lushefski was Senior Vice President and Chief Financial Officer of Millennium from 1996 to July 2003, and has been Executive Vice President and Chief Financial Officer of Millennium since July 2003.

Audit Committee Financial Experts

The Governance Committee functions similar to a board of directors of a publicly-held corporation. In addition, because the Governance Committee does not have a separately designated audit committee, the entire Governance Committee performs the functions that generally would be performed by an audit committee of a publicly-held corporation. The Governance Committee has determined that Equistar has at least one “audit committee financial expert,” as defined in Item 401(h) of Regulation S-K, serving on the Governance Committee. The Governance Committee has determined that Messrs. DeNicola, Lee, Lushefski and Smith each qualify as an audit committee financial expert. However, because Equistar is managed by its owners through their representation on the Governance Committee and because of the significant commercial relationships between Equistar and its owners, Messrs. DeNicola, Lee, Lushefski and Smith do not satisfy the definition of independence contained in Section 303A of the New York Stock Exchange listing standards. See “Item 13. Certain Relationships and Related Transactions” for a description of the commercial relationships between Equistar and its owners.

The Partnership Agreement

Equistar’s partnership agreement governs, among other things, Equistar’s management, ownership, cash distributions and capital contributions. The following is a summary of the material provisions of Equistar’s partnership agreement.

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

•	make borrowings under one or more of Equistar’s bank credit facilities, uncommitted lines of credit or any credit facility or debt instruments that refinances all or any portion of Equistar’s credit facility or facilities, at any time, if, as a result of any such borrowing, the aggregate principal amount of all such borrowings outstanding at that time would exceed $1.75 billion;

•	enter into interest rate protection or other hedging agreements, other than hydrocarbon hedging agreements in the ordinary course of business;

•	enter into any capitalized lease or off-balance sheet financing arrangements involving payments, individually or in the aggregate, by Equistar in excess of $30 million in any fiscal year;

•	cause Equistar or any of its subsidiaries to issue, sell, redeem or acquire any partnership interests in Equistar or other equity securities, or any rights to acquire, or any securities convertible into or exchangeable for, partnership interests or other equity securities;

•	make cash distributions from Equistar in excess of Available Net Operating Cash, as defined below under “—Distribution of Available Net Operating Cash to Equistar’s Partners,” or to make non-cash distributions, except as provided in the partnership agreement in respect of a dissolution or liquidation;

•	appoint or discharge executive officers, other than the Chief Executive Officer, based on the recommendation of the Chief Executive Officer;

•	approve material compensation and benefit plans and policies, material employee policies and material collective bargaining agreements for Equistar’s employees;

•	initiate or settle any litigation or governmental proceedings if the effect of the litigation or proceedings would be material to Equistar’s financial condition;

•	change Equistar’s independent accountants;

•	change Equistar’s method of accounting as adopted in the partnership agreement or make tax elections under the Internal Revenue Code of 1986, as amended, determined to be appropriate by the Governance Committee;

•	create or change the authority of any auxiliary committee;

•	merge, consolidate or convert Equistar or any of its subsidiaries with or into any other entity, other than a wholly owned subsidiary of Equistar;

•	engage in certain bankruptcy and reorganization actions specified in the partnership agreement;

•	exercise any of the powers or rights described below under “—Transactions with Affiliates” with respect to a business conflict involving either (1) LCR, its successors or assigns, (2) Lyondell Methanol Company, L.P. (“LMC”), its successors or assigns or (3) any other affiliate of any of the general partners, if the affiliate’s actions with respect to the conflict circumstance are not controlled by Lyondell or Millennium, other than a business conflict involving the exercise of any rights and remedies with respect to a default under any agreement that is the subject of the conflict; or

•	repay any of Equistar’s long-term debt or any of its long-term synthetic leases that are treated as debt for purposes of federal income tax if, by doing so, the aggregate amount of all such indebtedness would be reduced below $1.825 billion prior to May 15, 2005, and thereafter, below $1.5 billion.

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

Equistar’s executive officers have prepared the 2004 five-year strategic plan and the 2004 annual budget and presented these items to the Governance Committee for approval. The proposed 2004 annual budget incorporated amounts for shared services under the shared services arrangement consistent with the expected continuation of the shared service arrangement. See “Item 13. Certain Relationships and Related Transactions—Services and Shared-Site Agreements with Lyondell and Affiliates of Millennium and Occidental.” As of the date of this filing, the Governance Committee has not taken action on the proposed 2004 five-year strategic plan or the 2004 annual budget. Pending Governance Committee action on these items, Equistar’s executive officers are using the proposed 2004 annual budget to track and manage Equistar’s current performance.

There is no assurance that the Governance Committee will approve the 2004 five-year strategic plan and the 2004 annual budget. If the Governance Committee determines not to approve a strategic plan and annual budget, the deadlock provisions described below under “Governance Committee Deadlock Over the Strategic Plan” will become applicable.

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

Governance Committee Deadlock Over the Strategic Plan

If the Governance Committee has not agreed upon and approved an updated strategic plan by 12 months after the beginning of the first fiscal year that would have been covered by the plan, then Equistar’s general partners are required to submit to a non-binding dispute resolution process. The general partners are required to continue the dispute resolution process until either (1) agreement is reached by the general partners, acting through their representatives, on an updated strategic plan or (2) at least 24 months have elapsed since the beginning of the first fiscal year that was to be covered by the first updated strategic plan for which agreement was not reached and one general partner determines and notifies the other general partner in writing that no agreement resolving the dispute is likely to be reached. Following receipt of notice described above, either general partner may elect to dissolve Equistar. There is no assurance that a Governance Committee deadlock would not have a material adverse effect on Equistar.

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

Transfers and Pledges of a Partner’s Interest in Equistar

Without the consent of the general partners, no partner may transfer less than all of its interest in Equistar, nor can any partner transfer its interest other than for cash. If one of the limited partners and its affiliated general partner desire to transfer, via a cash sale, all of their units, they must give written notice to Equistar and the other partners and the non-selling partners shall have the option, exercisable by delivering written acceptance notice of the exercise to the selling partners within 45 days after receiving notice of the proposed sale, to elect to purchase all of the partnership interests of the selling partners on the terms described in the initial notice. If all of the other non-selling partners deliver notice of acceptance, then all of the partnership interests shall be transferred in proportion to the partners’ current percentage interest unless otherwise agreed. If less than all of the non-selling partners deliver notice of acceptance, the partner who delivers notice of acceptance will have the option of purchasing all of the partnership interests up for sale. The notice of acceptance will set a date for closing the purchase which is not less than 30 nor more than 90 days after delivery of the notice of acceptance, subject to extension. The purchase price for the selling partners’ partnership interests will be paid in cash.

If the non-selling partners do not elect to purchase the selling partners’ partnership interests within 45 days after the receipt of initial notice of the proposed sale, the selling partners will have a further 180 days during which they may consummate the sale of their units to a third-party purchaser. The sale to a third-party purchaser must be at a purchase price and on other terms that are no more favorable to the purchaser than the terms offered to the non-selling partners. If the sale is not completed within the 180-day period, the initial notice will be deemed to have expired, and a new notice and offer shall be required before the selling partners may make any transfer of their partnership interests.

Before the selling partners may consummate a transfer of their partnership interests to a third party under the partnership agreement, the selling partners must demonstrate that the person willing to serve as the proposed purchaser’s guarantor must have outstanding indebtedness that is rated investment grade by Moody’s and S&P’s. If the proposed guarantor has no rated indebtedness outstanding, it shall provide an opinion from a nationally recognized investment banking firm that it could be reasonably expected to obtain suitable ratings. In addition, a partner may transfer its partnership interests only if, together with satisfying all other requirements (1) the transfer is accomplished in a nonpublic offering in compliance with, and exempt from, the registration and qualification requirements of all federal and state securities laws and regulations, (2) the transfer does not cause a default under any material contract to which Equistar is a party or by which Equistar or any of its properties is bound, (3) the transferee executes an appropriate agreement to be bound by the partnership agreement, (4) the transferor and/or the transferee bears all reasonable costs incurred by Equistar in connection with the transfer, (5) the guarantor of the transferee delivers an agreement to the ultimate parent entity of the non-selling partners and to Equistar substantially in the form of the parent agreement and (6) the proposed transferor is not in material default in the timely performance of any of its material obligations to Equistar.

A partner will not in any transaction or series of actions, directly or indirectly, pledge all or any part of its partnership interest. However, a partner may at any time assign its right to receive distributions from Equistar so long as the assignment does not purport to assign any (1) right of the partner to participate in or manage Equistar’s affairs, (2) right of the partner to receive any information or accounting of Equistar’s affairs, (3) right of the partner to inspect Equistar’s books or records or (4) other right of a partner under the partnership agreement or the Delaware Revised Uniform Limited Partnership Act.

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

When a proposing partner offers a business opportunity to Equistar, Equistar will elect to do one of the following within a reasonably prompt period: (1) acquire or undertake the business opportunity for its benefit as a whole, at its cost, expense and benefit or (2) permit the proposing partner to acquire or undertake the business opportunity for its own benefit and account without any duty to Equistar or the other partners.

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

The Chief Executive Officer holds office for a five-year term, assuming he does not resign or die and is not removed, and need not be an employee of Equistar. Mr. Smith was re-appointed for a five-year term in January 2003. The Chief Executive Officer may be removed at any time by action of the Governance Committee. Lyondell has the right to designate Equistar’s Chief Executive Officer, provided the person designated is reasonably acceptable to Millennium.

The following table sets forth the names and ages of the executive officers of Equistar as of March 1, 2004.

Name	Age	Partnership Position
Dan F. Smith	57	Chief Executive Officer
Morris Gelb	57	Chief Operating Officer
James W. Bayer	48	Senior Vice President, Manufacturing
Edward J. Dineen	49	Senior Vice President, Chemicals and Polymers
W. Norman Phillips, Jr.	49	Senior Vice President, Fuels and Raw Materials
John A. Hollinshead	54	Vice President, Human Resources

Mr. Smith has been Chief Executive Officer of Equistar since December 1997. Mr. Smith has been a director of Lyondell since October 1988. He has been President of Lyondell since August 1994 and Chief Executive Officer of Lyondell since December 1996. Mr. Smith was Chief Operating Officer of Lyondell from May 1993 to December 1996. Prior thereto, Mr. Smith held various senior executive positions with Lyondell and ARCO, including Executive Vice President and Chief Financial Officer of Lyondell, Vice President, Corporate Planning of ARCO and Senior Vice President in the areas of management, manufacturing, control and administration for Lyondell and the Lyondell Division of ARCO. Mr. Smith is a director of Cooper Industries, Inc. and is a member of the Governance Committee of Equistar.

Mr. Gelb was appointed Chief Operating Officer of Equistar in March 2002. Mr. Gelb has served as Executive Vice President and Chief Operating Officer of Lyondell since December 1998. Previously, he served as Senior Vice President, Manufacturing, Process Development and Engineering of Lyondell from July 1998 to December 1998. He was named Vice President for Research and Engineering of ARCO Chemical Company in 1986 and Senior Vice President of ARCO Chemical Company in July 1997. Mr. Gelb also serves as a member of the Partnership Governance Committee of LCR.

Mr. Bayer was appointed Senior Vice President, Manufacturing of Equistar in September 2000. Mr. Bayer has served as Senior Vice President, Manufacturing of Lyondell since October 2000. He previously was the Vice President of Health, Safety, Environmental and Engineering of Lyondell. From December 1997 to July 1999 he was Director, Gulf Coast Manufacturing for ARCO Chemical Company. Prior to December 1997, Mr. Bayer served as Channelview Plant Manager for ARCO Chemical Company.

Mr. Dineen was appointed Senior Vice President, Chemicals and Polymers of Equistar in March 2002 and Senior Vice President, Chemicals and Polymers of Lyondell in May 2002. Prior thereto, he served as Senior Vice President, Intermediates and Performance Chemicals of Lyondell since May 2000. Prior to this position, he served as Senior Vice President, Urethanes and Performance Chemicals of Lyondell since July 1998. He served as Vice President, Performance Products and Development for ARCO Chemical Company beginning in June 1997, and served as Vice President, Planning and Control for ARCO Chemical European Operations from 1993 until his appointment as Vice President, Worldwide CoProducts and Raw Materials in 1995.

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

Mr. Hollinshead was appointed Vice President, Human Resources of Equistar in November 2000. Mr. Hollinshead has served as Vice President, Human Resources of Lyondell since July 1998. Prior to his appointment as Vice President, Human Resources of Lyondell, he was Director, Human Resources, Manufacturing and Engineering for Equistar and, until 1997, was Manager, Human Resources for Lyondell.

Code of Ethics

Equistar has adopted a “code of ethics,” as defined in Item 406(b) of Regulation S-K. Equistar’s code of ethics, known as its Business Ethics and Conduct Policy, applies to all officers and employees of Equistar, including Equistar’s principal executive officer, principal financial officer, principal accounting officer and controller. Equistar has posted its Business Ethics and Conduct Policy on its website, www.equistarchem.com. In addition, Equistar intends to satisfy the disclosure requirements of Item 10 of Form 8-K regarding any amendment to, or waiver from, a provision of the Business Ethics and Conduct Policy that applies to Equistar’s principal executive officer, principal financial officer, principal accounting officer or controller and relates to any element of the definition of code of ethics set forth in Item 406(b) of Regulation S-K by posting such information on its website, www.equistarchem.com.

Item 11. Executive Compensation

Summary Compensation Table

The table below provides information regarding the compensation awarded to or earned by Equistar’s Chief Executive Officer and the next most highly compensated executive officer (collectively, the “named executive officers”) during the fiscal years ended December 31, 2003, 2002 and 2001. Messrs. Gelb, Bayer, Dineen and Hollinshead provide services to Equistar pursuant to a shared services arrangement, but are employed and compensated by Lyondell. Therefore, they are not considered for inclusion in the following table. See “Item 13. Certain Relationships and Related Transactions – Services and Shared-Site Agreements with Lyondell and Affiliates of Millennium and Occidental.”

Long-Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($) (a)	Other Annual Compensation ($) (b)	Restricted Stock Awards ($) (c)	Securities Underlying Options (#) (d)	Long-term Incentive Payouts ($) (e)	All Other Compensation ($) (f)
Dan F. Smith (g) Chief Executive Officer	2003 2002 2001	— — —	— — —	— — —	— — —	— — —	— — —	— — —

W. Norman Phillips, Jr. Senior Vice President, Fuels and Raw Materials	2003 2002 2001	321,724 305,854 296,010	— 86,372 9,324	12,751 8,290 13,945	84,594 — —	53,025 69,984 55,993	250,813 343,633 307,142	46,285 42,280 52,233

(a)	Based on the formula used to calculate the bonus, as a result of Equistar’s results due to the prolonged adverse business conditions in the industry, no annual cash bonus was paid to Mr. Phillips with respect to 2003. The bonus amounts shown for Mr. Phillips for 2003 and 2002 were calculated based on the economic value of the entire Lyondell enterprise (including Equistar). The bonus amount shown for Mr. Phillips for 2001 was calculated solely with reference to Equistar.

(b)	Amounts for Mr. Phillips include imputed income in respect of Equistar’s Long-Term Disability Plan and tax gross-ups (the additional reimbursement paid to a recipient to cover the federal income tax obligations associated with the underlying benefit, including an additional amount based on maximum applicable income tax rates) in respect of financial counseling reimbursements, as set forth below:

Year	Imputed Income	Financial Counseling Tax Gross-Ups
2003	$6,039	$6,712
2002	4,870	3,420
2001	7,285	6,660

(c)	The amount shown for 2003 represents 7,309 “restricted Equistar shares” awarded to Mr. Phillips under the Incentive Plan during 2003, as described under “Equistar’s Incentive Plan” below. The restricted Equistar shares give participants the right to receive a cash payment equal to the value of a predetermined number of units whose value is determined by the composite market values of the common stock of Equistar’s owners, weighted in proportions set by Equistar’s Compensation Committee. The weighting factors set by the Compensation Committee are: (1) Lyondell, 60%, and (2) Millennium, 40%. However, the Incentive Plan provides that the Compensation Committee has discretion to change the weighting factors. The awards vest in annual one-third increments, beginning February 7, 2004. At the time of vesting, each participant receives a cash payment equal to two times the value of the participant’s vested restricted Equistar shares. The valuation in the table of the 7,309 restricted Equistar shares granted to Mr. Phillips in February 2003 was calculated using the weighted composite market values of the common stock of Equistar’s owners on the date of grant, which was $11.574 per composite unit. The value of these unvested restricted Equistar shares at December 31, 2003, based on the weighted composite market values of the common stock of Equistar’s owners on December 31, 2003 of $15.24 per composite unit, was $111,389. Each participant with unvested restricted Equistar shares receives quarterly dividend equivalent payments in cash, the amount of which is determined by multiplying the quarterly cash dividend paid by each of the owner companies on their respective shares of common stock (weighted in accordance with the weighting factors set forth above) by the number of unvested restricted Equistar shares held by such participant at the time.

(d)	The amount shown for 2003 represents “Equistar options” awarded under the Incentive Plan during 2003, as further described in the Option Grants in 2003 table below. Amounts shown for 2002 and 2001 represent Equistar options awarded under the Incentive Plan during 2002 and 2001, respectively. The Equistar options give participants the right to receive a cash payment equal to the increase in value of a predetermined number of units whose value is determined by the composite market values of the common stock of Equistar’s owners, weighted in proportions set by Equistar’s Compensation Committee. When the 2001 and 2002 grants were initially made, Equistar was owned by Lyondell, Millennium and Occidental. The initial weighting factors set by the Compensation Committee for the 2001 and 2002 grants were: (1) Lyondell, 45%, (2) Millennium, 45%, and (3) Occidental, 10%. However, the Incentive Plan provides that the Compensation Committee has discretion to change the weighting factors. In August 2002, Lyondell purchased Occidental’s interest in Equistar. As a result, the Compensation Committee revised the weighting factors and, based on the revised weighting factors, adjusted the size and exercise price of the 2001 and 2002 grants to reflect the new ownership of Equistar. The revised weighting factors are: (1) Lyondell, 60%, and (2) Millennium, 40%. The amounts shown for 2001 and 2002 reflect the Equistar options awarded during 2001 and 2002, respectively, as revised by the Compensation Committee to reflect the new ownership of Equistar. The amount shown for 2003 also reflects the new ownership of Equistar and the new weighting factors.

(e)	Prior to 2001, awards were made to Mr. Phillips under Equistar’s previous bonus plan, known as the Equistar Bonus Plan, which awards entitle him to deferred cash payments made in three annual installments. See “Equistar’s Bonus Plan” below for a description of these awards. The amount shown for 2001 represents the initial one third of the amount earned with respect to 1999 and the second one third of the amount earned with respect to 1998. The amount shown for 2002 represents the initial one third of the amount earned with respect to 2000, the second one third of the amount earned with respect to 1999 and the final one third of the amount earned with respect to 1998. The amount shown for 2003 represents the second one third of the amount earned with respect to 2000 and the final one third of the amount earned with respect to 1999.

(f)	The amount shown for Mr. Phillips includes contributions to the Executive Supplementary Savings Plan, incremental executive medical plan premiums, financial counseling reimbursements and amounts in respect of the Executive Life Insurance Plan, as follows:

	Year	Mr. Phillips
Executive Supplementary Savings Plan	2003	$19,303
Incremental Medical Plan Premiums	2003	14,744
Financial Counseling Reimbursement	2003	11,188
Executive Life Insurance Plan	2003	1,050

(g)	Mr. Smith serves as the Chief Executive Officer of both Lyondell and Equistar. Mr. Smith does not receive any compensation from Equistar. Equistar pays a fee to Lyondell in recognition of Mr. Smith’s services. See “Item 13. Certain Relationships and Related Transactions—Agreement Regarding Services of Equistar’s Chief Executive Officer.”

Equistar’s Bonus Plan

Prior to 2001, Equistar provided performance-driven, annual and long-term incentive compensation to executive officers through the Equistar Bonus Plan. The Bonus Plan integrated current and deferred (or long-term) components. Awards were based on whether Equistar reached its performance and financial goals in critical areas, primarily economic value added. Economic value added was used to measure Equistar’s cash flow performance in excess of a capital charge, which was calculated by multiplying the capital invested in Equistar by Equistar’s weighted average cost of capital.

Awards consisted of a combination of annual (or current cash) and long-term (or deferred cash) compensation. The relative percentages of current cash and deferred cash components were based on the market value of the Bonus Plan participant’s position, with the percentage of deferred cash compensation increasing as compared with current cash compensation as the market value of the Bonus Plan participant’s position increased. The deferred cash portion of each award is paid out over three consecutive years, one-third each year, beginning approximately one year from the payment of the related annual cash component, and is reflected in the “Long-Term Incentive Payouts” column of the Summary Compensation Table. The payout amounts for the deferred compensation component could be adjusted upward, with no cap, or downward, with an 80% floor, based on Equistar’s ongoing results over the three-year period covered by the deferred cash component. The Bonus Plan remains in effect. However, in 2001, Equistar adopted a new Incentive Plan.

Equistar’s Incentive Plan

In 2001, Equistar adopted a new Incentive Plan and began granting incentive awards to executive officers under this Incentive Plan. Equistar believes that the grants of incentive awards under the Incentive Plan are comparable in value to grants of incentive awards in prior years. The 2001 and 2002 awards were made in three forms:

•	Annual cash awards, which reward management for economic value added and financial and operational performance based on other measures selected by Equistar’s Compensation Committee.

•	Equistar options, which give participants the right to receive a cash payment equal to the increase in the value of a predetermined number of units whose value is determined by the composite market values of the common stock of Equistar’s owners, weighted in proportions set by Equistar’s Compensation Committee. The awards have a strike price equal to the weighted composite market value of the current owner companies, vest in annual one-third increments and generally have a term of ten years.

•	Equistar performance shares, which allow participants to receive a cash payment equal to the value of a number of units, which varies with the achievement of performance criteria. The value of each unit is determined by the composite market values of the common stock of Equistar’s current owners, weighted in proportions set by Equistar’s Compensation Committee. The cash payment actually made to participants will depend on the weighted composite total shareholder return for Equistar’s owners over a three-year period.

Beginning in 2003, Equistar’s Compensation Committee added a fourth type of award, known as restricted Equistar shares. Restricted Equistar shares give participants the right to receive a cash payment equal to the value of a predetermined number of units whose value is determined by the composite market values of the common stock of Equistar’s owners, weighted in proportions set by Equistar’s Compensation Committee. The awards vest in annual one-third increments. At the time of vesting, the participant receives a cash payment equal to two times the value of the vested restricted Equistar shares. The awards are subject to forfeiture on employment termination other than for death, disability or retirement.

Equistar believes that the Incentive Plan allows Equistar’s Compensation Committee to make awards that provide appropriate performance and retention incentives to management.

Option Grants in 2003

	Individual Grants				Grant Date Present Value ($)
Name	No. of Securities Underlying Options Granted	% of Total Options Granted to Employees in 2003	Exercise Price ($/Unit)	Expiration Date
Mr. Smith (a)	—	—	—	—	—
Mr. Phillips (b)	53,025	7.58	11.70	2/7/13	166,499

(a)	Mr. Smith serves as the Chief Executive Officer of both Lyondell and Equistar. Mr. Smith does not receive any compensation from Equistar. Equistar pays a fee to Lyondell in recognition of Mr. Smith’s services. See “Item 13. Certain Relationships and Related Transactions—Agreement Regarding Services of Equistar’s Chief Executive Officer.”
(b)	The award to Mr. Phillips represents Equistar options granted by Equistar pursuant to the Incentive Plan. The Equistar options give participants the right to receive a cash payment equal to the increase in the value of a predetermined number of units whose value is determined by the composite market values of the common stock of Equistar’s owners, weighted in proportions set by Equistar’s Compensation Committee. The weighting factors set by the Compensation Committee are: (1) Lyondell, 60%, and (2) Millennium, 40%. However, the Incentive Plan provides that the Compensation Committee has discretion to change the weighting factors. The Equistar options have an exercise price equal to the weighted composite market value of the common stock of the owner companies on the grant date, and vest in one-third annual increments, with the first third vesting on February 7, 2004. The Equistar options are subject to early vesting under certain specified conditions. The grant date present value per unit of Equistar options granted was estimated using the Black-Scholes option-pricing model, on a three-year basis for each of Equistar’s owners, and based on certain assumptions for each of Equistar’s owners. The Black-Scholes values for the owner companies were then weighted in accordance with the weighting factors set forth above to estimate the grant date present value per unit of Equistar options. The following assumptions were used with respect Lyondell: fair value per share—$3.02; dividend yield—6.37%; expected volatility—42.16%; risk-free interest rate—4.23%; and maturity in years—10. The following assumptions were used with respect to Millennium: fair value per share—$3.33; dividend yield—4.12%; expected volatility—44.84%; risk-free interest rate—4.23%; and maturity in years—10.

No Equistar options were exercised during 2003 by any named executive officers. The following table shows the number of composite units represented by outstanding Equistar options held by each of the named executive officers as of December 31, 2003, including the value of “in-the-money” Equistar options, which represents the positive spread between the exercise price of any such Equistar option and the year end weighted composite market value.

Option Values at December 31, 2003

	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-The-Money Options at Fiscal Year-End ($)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Mr. Smith (a)	—	—	—	—
Mr. Phillips (b)	60,654	118,348	41,450	270,615

(a)	Mr. Smith serves as the Chief Executive Officer of both Lyondell and Equistar. Mr. Smith does not receive any compensation from Equistar. Equistar pays a fee to Lyondell in recognition of Mr. Smith’s services. See “Item 13. Certain Relationships and Related Transactions—Agreement Regarding Services of Equistar’s Chief Executive Officer.”
(b)	Equistar options were awarded pursuant to the Incentive Plan. The awards have an exercise price equal to the composite market value on the date of grant of the common stock of Equistar’s owner companies, as weighted in proportions set by Equistar’s Compensation Committee. The weighting factors set by the Compensation Committee are: (1) Lyondell, 60%, and (2) Millennium, 40%. However, the Incentive Plan provides that the Compensation Committee has discretion to change the weighting factors. The composite market value of the common stock of Equistar’s owner companies on December 31, 2003, as weighted in proportions set by the Compensation Committee, was $15.24 per composite unit.

Long-Term Incentive Plans—Awards in 2003

Name	Number of Shares, Units or Other Rights (a)	Performance or Other Period Until Maturation Or Payout	Estimated Future Payouts under Non-Stock Price-Based Plans
			Threshold (#)	Target (#)	Maximum (#)
Mr. Smith (b)	—	—	—	—	—
Mr. Phillips (c)	28,462 units	1/1/03-12/31/05	5,692 units	28,462 units	56,924 units

(a)	Amounts in this column are the payout “target” number of units. Up to two times this amount may pay out as the “maximum” payout described in this table.
(b)	Mr. Smith serves as the Chief Executive Officer of both Lyondell and Equistar. Mr. Smith does not receive any compensation from Equistar. Equistar pays a fee to Lyondell in recognition of Mr. Smith’s services. See “Item 13. Certain Relationships and Related Transactions—Agreement Regarding Services of Equistar’s Chief Executive Officer.”
(c)	The award granted to Mr. Phillips is a performance share award pursuant to the Incentive Plan. Equistar performance share awards allow participants to receive a cash payment equal to the value of a number of units, which varies with the achievement of performance criteria. The value of each unit is determined by the composite market value of the common stock of Equistar’s owners, weighted in proportions set by Equistar’s Compensation Committee. The weighting factors set by the Compensation Committee are: (1) Lyondell, 60%, and (2) Millennium, 40%. However, the Incentive Plan provides that the Compensation Committee has discretion to change the weighting factors. Equistar performance share awards may only be paid in cash. The cash amount actually paid to participants will depend on the weighted composite total shareholder return for the owner companies over the 2003-2005 performance cycle. The performance target is to achieve total shareholder return (defined as the change in composite fair market value of a unit plus composite dividend yield measured over the course of the performance cycle) during the performance cycle of at least the fiftieth percentile, as compared to the companies in the peer group. In order for any performance shares to be earned, a total shareholder return ranking of at least the thirtieth percentile (the threshold amount) must be achieved; and total shareholder return in the eightieth percentile will result in the maximum payment set forth above. Shareholder returns between the thirtieth and fiftieth percentile, or between the fiftieth and eightieth percentile will be interpolated between the values listed above. The companies composing the peer group are all chemical or specialty chemical companies.

Pension Benefits

The following table shows estimated annual pension benefits payable to Equistar’s employees, including the named executive officers (other than Mr. Smith, who does not receive any compensation from Equistar), upon retirement at age 65 based on credited service as of January 1, 2004, under the provisions of the Equistar Retirement Plan and the Equistar Supplementary Executive Retirement Plan (together, the “Equistar Retirement Plan”).

Pension Plan Table

Average Final Earnings (Base Salary plus Annual Bonus) Highest Three Consecutive Years out of Last 10 Years	Approximate Annual Benefit for Years of Membership Service Indicated (a)
	15 Years	20 Years	25 Years	30 Years	35 Years
$1,200,000	$261,000	$348,000	$435,000	$522,000	$609,000
1,100,000	239,250	319,000	398,750	478,500	558,250
1,000,000	217,500	290,000	362,500	435,000	507,500
900,000	195,750	261,000	326,250	391,500	456,750
800,000	174,000	232,000	290,000	348,000	406,000
700,000	152,250	203,000	253,750	304,500	355,250
600,000	130,500	174,000	217,500	261,000	304,500
500,000	108,750	145,000	181,250	217,500	253,750
400,000	87,000	116,000	145,000	174,000	203,000
300,000	65,250	87,000	108,750	130,500	152,250
200,000	43,500	58,000	72,500	87,000	101,500

(a)	As of December 31, 2003, Mr. Phillips had six years of credited service (rounded to the nearest whole number) under the Equistar Retirement Plan.

The amounts shown in the above table are necessarily based upon certain assumptions, including retirement of the employee at age 65, based on credited services as of January 1, 2004, and payment of the benefit under the basic form of allowance provided under the Equistar Retirement Plan (payment for the life of the employee only). The amounts will change if the payment is made under any other form of allowance permitted by the respective retirement plan, or if an employee’s actual retirement occurred after January 1, 2004, since the “annual covered compensation level” of such employee (one of the factors used in computing the annual retirement benefits) may change during the employee’s subsequent years of membership service. The covered compensation for which retirement benefits are computed under the Equistar Retirement Plan is the average of the participant’s highest three consecutive years out of the last ten years of base salary plus annual bonus. Base salary and annual bonus amounts are set forth under the “Salary” and “Bonus” headings in the Summary Compensation Table. The benefits shown are not subject to deduction for Social Security benefits or other offset amounts.

Executive Severance Arrangements and Change in Control

The Lyondell Chemical Company Executive Severance Pay Plan (the “Severance Plan”) generally applies to all executive officers of Lyondell, including Mr. Smith, and certain other key members of management that are designated by the Chief Executive Officer of Lyondell. The Severance Plan also covers executive officers and other key members of management (as designated by the Chief Executive Officer of Lyondell) of Lyondell’s subsidiaries and Equistar. The Severance Plan provides for the payment of certain benefits to covered employees upon certain terminations following a Change in Control of Lyondell. Under the Severance Plan, a “Change in Control” of Lyondell means any one of the following events:

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

If an employee covered under the Severance Plan is terminated by his or her employer without cause or by the employee for good reason (which includes certain “constructive” terminations) within two years following a Change in Control, the employee will be entitled to receive from Lyondell a payment equal to one times to three times annual earnings, depending on the employee’s position with his or her employer. Annual earnings for this purpose is generally the sum of an employee’s base pay plus target annual bonus. Mr. Smith would receive from Lyondell a payment equal to three times his annual earnings. Mr. Phillips would receive from Lyondell a payment equal to two times his annual earnings. Outstanding Lyondell option awards, if any, to covered employees will be automatically vested. Covered employees will also receive, at Lyondell’s expense: (1) eligibility to commence vested early retirement benefits under Lyondell’s or a subsidiary’s retirement plans, actuarially reduced for early commencement, and retiree medical coverage; (2) continuation of welfare benefit coverages for a period of two years following termination; and (3) outplacement services for a period of one year, at a cost not to exceed $40,000. In addition, covered employees will receive from Lyondell a gross-up payment for the amount of the excise tax liability, if any, imposed pursuant to Code Section 4999 with respect to any benefits paid in connection with the Change in Control. In order to receive benefits under the Severance Plan, a covered employee must sign a general release of claims against Lyondell and its affiliates. Upon a Change in Control, if applicable, Lyondell will also deposit into its Supplemental Executive Benefit Plans Trust any additional assets necessary to fully fund the benefits due under its Supplementary Executive Retirement Plan and Executive Deferral Plan. The Severance Plan may be amended or terminated at any time prior to a Change in Control or, if earlier, prior to the date that a third party submits a proposal to the Board of Directors that is reasonably calculated, in the judgment of Lyondell’s compensation committee, to effect a Change in Control. The Severance Plan may not be amended to deprive a covered employee of benefits after a Change in Control.

Compensation of Partnership Governance Committee Members

Members of the Governance Committee do not receive any compensation from Equistar for their service.

Compensation Committee Interlocks and Insider Participation

The members of Equistar’s Compensation Committee are John A. Hollinshead and John E. Lushefski. Mr. Smith, Equistar’s Chief Executive Officer, is also President, Chief Executive Officer and a director of Lyondell. Mr. Hollinshead, Vice President, Human Resources of Lyondell and Equistar, is an executive officer of Lyondell and Equistar. Mr. Lushefski, Senior Vice President and Chief Financial Officer of Millennium, is an executive officer of Millennium. Mr. Smith does not receive any compensation from Equistar for his services. Mr. Smith’s compensation is determined by Lyondell’s Compensation Committee. Accordingly, neither the Governance Committee nor the Compensation Committee of Equistar determines Mr. Smith’s compensation.

Lyondell, Millennium and other parties related to Lyondell and Millennium have various agreements and transactions with Equistar. For a description of these agreements and transactions, see “Item 13. Certain Relationships and Related Transactions.”

Item 12. Security Ownership of Certain Beneficial Owners and Management

Equistar is wholly owned by subsidiaries of Lyondell and Millennium. Lyondell’s subsidiaries own 70.5% of Equistar’s equity and Millennium’s subsidiaries own 29.5%. Lyondell’s interest increased from 41% to 70.5% on August 22, 2002 when it acquired the equity of entities that were previously subsidiaries of Occidental. Lyondell and Millennium each file reports and other information with the SEC, and you may read and copy any document filed by Lyondell or Millennium at the SEC’s public reference room or on the SEC’s website located at www.sec.gov. Information Lyondell and Millennium file with the SEC is not incorporated by reference into this Annual Report and does not constitute a part of this Annual Report. The following information is given with respect to the owners’ interests in Equistar as of March 1, 2004.

Name and Address of Beneficial Owner	Nature of Beneficial Ownership	Percentage Partnership Interest
Lyondell Petrochemical L.P. Inc. Two Greenville Crossing 4001 Kennett Pike, Suite 238 Greenville, DE 19807	Limited Partner	21.617%
Lyondell (Pelican) Petrochemical L.P.1, Inc. Two Greenville Crossing 4001 Kennett Pike, Suite 238 Greenville, DE 19807	Limited Partner	6.623%
Lyondell (Pelican) Petrochemical L.P.2, Inc. Two Greenville Crossing 4001 Kennett Pike, Suite 238 Greenville, DE 19807	Limited Partner	11.439%
Lyondell LP3 Partners, LP Two Greenville Crossing 4001 Kennett Pike, Suite 238 Greenville, DE 19807	Limited Partner	30.000%
Millennium Petrochemicals LP LLC 230 Half Mile Road Red Bank, NJ 07701	Limited Partner	28.910%
Lyondell Petrochemical G.P. Inc. 1221 McKinney Street, Suite 700 Houston, TX 77010	General Partner	0.821%
Millennium Petrochemicals GP LLC 230 Half Mile Road Red Bank, NJ 07701	General Partner	0.590%

Lyondell directly or indirectly owns 100% of the outstanding capital stock of each of Lyondell Petrochemical L.P. Inc., Lyondell (Pelican) Petrochemical L.P.1, Inc., Lyondell (Pelican) Petrochemical L.P.2, Inc., Lyondell LP3 Partners, LP and Lyondell Petrochemical G.P. Inc. (collectively, the “Lyondell Owner Subsidiaries”). Lyondell has pledged its interests in each of the Lyondell Owner Subsidiaries under its bank credit facility. Millennium indirectly owns 100% of the outstanding equity interests of each of Millennium Petrochemicals LP LLC and Millennium Petrochemicals GP LLC (collectively, the “Millennium Owner Subsidiaries”). Millennium has pledged its interest in each of the Millennium Owner Subsidiaries under its bank credit facility. None of the general partners holds any significant assets other than its partnership interest.

Lyondell

Lyondell is a global chemical company. Lyondell had revenues of approximately $3.8 billion for the year ended December 31, 2003, and approximately $7.6 billion of assets at December 31, 2003. Lyondell is vertically integrated into its key raw materials through its equity ownership in Equistar. Lyondell operates in the following businesses:

•	Intermediate Chemicals and Derivatives. Lyondell is a leading producer of propylene oxide, commonly referred to as PO, and a leading worldwide producer and marketer of PO derivatives. Lyondell also is a leading supplier of toluene diisocyanate and a major producer and marketer of styrene monomer and tertiary butyl alcohol, co-products of Lyondell’s proprietary PO technology.

•	Petrochemicals and Polymers. Lyondell operates in these businesses through its ownership interest in Equistar.

•	Refining. Lyondell owns 58.75% of LCR, which owns one of the largest crude oil refineries in the United States processing heavy Venezuelan crude oil. The refinery is located in Houston, Texas and is a full conversion refinery with heavy crude oil processing capability of approximately 268,000 barrels per day of 17 degree API gravity crude oil.

Millennium

Millennium is a major international chemical company, with leading market positions in a broad range of commodity, industrial, performance and specialty chemicals. Millennium had revenues of approximately $1.7 billion for the year ended December 31, 2003, and approximately $2.4 billion of assets at December 31, 2003. In addition to its interest in Equistar, Millennium operates in three business segments: Titanium Dioxide and Related Products; Acetyls; and Specialty Chemicals.

Millennium has leading market positions in the United States and the world:

•	Through its Titanium Dioxide and Related Products business segment, Millennium is the second-largest producer of titanium dioxide in the world. Millennium is also the largest merchant seller of titanium tetrachloride and a major producer of zirconia, silica gel and cadmium-based pigments;

•	Through its Acetyls business segment, Millennium is the second-largest producer of vinyl acetate monomer and acetic acid in North America;

•	Through its Specialty Chemicals business segment, Millennium is a leading producer of terpene-based fragrance and flavor chemicals;

•	Through its 29.5% interest in Equistar, Millennium is a partner in the second-largest producer of ethylene and the third-largest producer of polyethylene in North America, and a leading producer of performance polymers, oxygenated chemicals, aromatics and specialty petrochemicals.

Item 13. Certain Relationships and Related Transactions

Until August 2002, Equistar, a limited partnership, was wholly owned by subsidiaries of each of Lyondell, Millennium and Occidental. On August 22, 2002, Lyondell purchased Occidental’s 29.5% ownership interest in Equistar by purchasing all of the outstanding stock of the Occidental subsidiaries that were owners of Equistar. As a result, Occidental no longer owns an interest in Equistar and Lyondell’s ownership interest in Equistar increased from 41% to 70.5%. Millennium owns the remaining 29.5% interest in Equistar. Based on the most recent Statement on Schedule 13G or 13D, Form 5 or amendments thereto filed with the Securities and Exchange Commission, as of March 1, 2004, Occidental beneficially owned 2,700,000 shares of Lyondell’s original common stock, 36,823,421 shares of Lyondell’s Series B common stock and warrants to purchase five million shares of

Lyondell’s original common stock, representing in the aggregate approximately 25% of all of Lyondell’s outstanding common stock. In addition, two Occidental executives, Dr. Ray R. Irani, Chairman and Chief Executive Officer, and Stephen I. Chazen, Chief Financial Officer and Executive Vice President, serve as members of Lyondell’s Board of Directors.

The following summary describes transactions among Equistar and its current owners and their affiliates. In addition, as a result of Occidental’s beneficial ownership interest in Lyondell and its representation on Lyondell’s Board of Directors, the following summary also describes transactions among Equistar and Occidental and its affiliates. Equistar believes that the related party transactions described below were obtained on terms substantially no more or less favorable than those that would have been agreed upon by third parties on an arm’s length basis.

Asset Contributions by Lyondell and Affiliates of Millennium and Occidental

Both Lyondell and Millennium Petrochemicals entered into separate asset contribution agreements on December 1, 1997, providing for the contribution of the Lyondell and Millennium contributed businesses. Wholly owned subsidiaries of Occidental (the “Occidental Subsidiaries”) entered into an asset contribution agreement with Equistar on May 15, 1998, with respect to the transfer of the Occidental contributed business, a portion of which transfer was accomplished through a merger of an Occidental Subsidiary with and into Equistar. Among other things, the asset contribution agreements required representations and warranties by the contributor regarding the transferred assets and indemnification of Equistar by the contributor. These agreements also provide for the assumption by Equistar of, among other things:

•	third-party claims that are related to contingent liabilities arising prior to the contribution transactions that are filed before December 1, 2004 as to Lyondell and Millennium Petrochemicals, or before May 15, 2005 as to the Occidental Subsidiaries, to the extent the aggregate amount does not exceed, in the case of each of Lyondell, Millennium and the Occidental Subsidiaries, $7 million;

•	third-party claims related to contingent liabilities arising prior to the contribution transactions that are filed for the first time after December 1, 2004 as to Lyondell and Millennium Petrochemicals, or after May 15, 2005 as to the Occidental Subsidiaries;

•	obligations for $745 million of Lyondell indebtedness, of which $301 million remains outstanding as of December 31, 2003;

•	a $750 million intercompany obligation of Millennium Petrochemicals to an indirect subsidiary of Millennium, which has been repaid;

•	the lease intended for security relating to the Corpus Christi facility contributed by Occidental, which has been repaid;

•	liabilities for products sold after December 1, 1997 as to Lyondell and Millennium Petrochemicals, or after May 15, 1998 as to the Occidental Subsidiaries, regardless of when manufactured;

•	certain post-retirement benefits related to the applicable contributed business or to certain Lyondell employees who became employees of Equistar;

•	in the case of the Millennium Petrochemicals asset contribution agreement, future maintenance and maintenance turnaround costs related to the Millennium contributed business;

•	in the case of each of the Millennium Petrochemicals and the Occidental Subsidiaries asset contribution agreements, obligations under railcar leases under which Equistar is the lessee.

As of September 30, 2001, Equistar, Lyondell, Millennium Petrochemicals and the Occidental Subsidiaries amended these asset contribution agreements to clarify the treatment of, and procedures pertaining to the management of, certain claims arising under the asset contribution agreements. Equistar believes that these amendments do not materially change the asset contribution agreements.

Lyondell, Millennium Petrochemicals and Occidental Chemical Corporation, a subsidiary of Occidental (“Occidental Chemical”), entered into Master Intellectual Property Agreements and other related agreements with respect to intellectual property with Equistar. These agreements provide for all of the following:

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

Transactions with LMC

Equistar provides operating and other services for LMC (which is wholly owned by Lyondell) under the terms of existing agreements that were assumed by Equistar from Lyondell, including the lease to LMC by Equistar of the real property on which LMC’s methanol plant is located. Under the terms of those agreements, LMC paid Equistar a management fee of approximately $7 million in 2003 and reimbursed certain expenses of Equistar at cost. The natural gas for LMC’s plant is purchased by Equistar as agent for LMC under Equistar master agreements with various third party suppliers, which master agreements are administered by Lyondell personnel. These sales of natural gas to LMC were approximately $98 million in 2003.

Transactions with LCR

In connection with the formation of Equistar, substantially all of Lyondell’s rights and obligations under the terms of its product sales and raw material purchase agreements with LCR were assigned to Equistar. Accordingly, refinery products, including propane, butane, naphthas, heating oils and gas oils, are sold by LCR to Equistar as raw materials, and some olefins by-products are sold by Equistar to LCR for processing into gasoline. LCR billed Equistar approximately $227 million in 2003 in connection with these product sales and Equistar billed LCR approximately $447 million in 2003 in connection with these raw material purchases.

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

Equistar billed LCR approximately $23 million under these agreements in 2003 and LCR billed Equistar approximately $300,000 under these agreements in 2003. All of the agreements between LCR and Equistar are on terms generally representative of prevailing market prices.

Services and Shared-Site Agreements with Lyondell and Affiliates of Millennium and Occidental

Lyondell and Equistar have an agreement to share office space and utilize shared services over a broad range, including information technology, human resources, sales and marketing, raw material supply, supply chain, health, safety and environmental, engineering and research and development, facility services, legal, accounting, treasury, internal audit, and tax (the “Shared Services Agreement”). Employee-related and indirect costs are allocated between the two companies in the manner prescribed in the Shared Services Agreement while direct third party costs, incurred exclusively for either Lyondell or Equistar, are charged directly to that entity. In addition, Lyondell and Equistar have an agreement for Lyondell to provide sales services for Equistar outside of North America for EO derivatives (the “International Sales Services Agreement”). During 2003, Lyondell charged Equistar approximately $152 million collectively for services provided under the Shared Services Agreement and the International Sales Services Agreement. During 2003, Equistar charged Lyondell approximately $11 million for the shared services, research and development services and barge and dock usage and related services that it provided to Lyondell under the Shared Services Agreement.

Equistar and Millennium Petrochemicals are parties to a variety of operating, manufacturing and technical service agreements. Agreements currently in effect include the provision by Equistar to Millennium Petrochemicals of utilities and fuel streams. These agreements also include the provision by Millennium Petrochemicals to Equistar of operational services, including utilities as well as barge dock access and related services. As a consequence of services provided by Equistar to Millennium Petrochemicals, Equistar billed Millennium Petrochemicals approximately $8 million in 2003. As a consequence of services provided by Millennium Petrochemicals to Equistar, Millennium Petrochemicals billed Equistar approximately $15 million in 2003. In the case of services and utilities, prices usually are based on cost recovery or an allocation of costs according to anticipated relative usage. In the case of product sales, prices generally are market-related. These agreements are expected to continue on terms similar to those described above.

Equistar also purchases vinyl acetate monomer and glacial acetic acid from Millennium Petrochemicals pursuant to agreements with Millennium Petrochemicals. Under the vinyl acetate monomer agreement, Equistar is required to purchase 100% of its vinyl acetate monomer raw materials requirements for its LaPorte, Texas; Clinton, Iowa; and Morris, Illinois plants for the production of ethylene vinyl acetate products at those locations. The initial term of the vinyl acetate monomer agreement expired December 31, 2000. The agreement automatically renewed annually, subject to termination by either party on one year’s notice. Equistar has provided notice to Millennium Petrochemicals to terminate the vinyl acetate monomer agreement, effective December 31, 2004. Equistar also has provided notice to Millennium Petrochemicals to terminate the glacial acetic acid agreement, effective December 31, 2004. During 2003, Equistar purchased an aggregate of approximately $10 million of vinyl acetate monomer and glacial acetic acid from Millennium Petrochemicals under these agreements.

Equistar subleases certain railcars from Occidental Chemical, for which Occidental Chemical charged Equistar approximately $7 million in 2003. In addition, Equistar leased its Lake Charles facility and the land related thereto from Occidental Chemical for $100,000 per year under a lease that expired in May 2003. At that time, Equistar entered into a new, one-year lease with Occidental Chemical that has renewal provisions for two additional one-year periods at either party’s option. Under the new lease, Equistar pays Occidental Chemical rent in an amount equal to $100,000 per year if Equistar is operating the facility or $60,000 per year if Equistar is not operating the facility. The Lake Charles facility has been idled since the first quarter of 2001, pending sustained improvement in market conditions.

Product Transactions with Occidental Chemical

Equistar and Occidental Chemical entered into an ethylene sales agreement dated effective May 15, 1998. Under the terms of this agreement, Occidental Chemical agreed to purchase an amount of ethylene from Equistar equal to 100% of the ethylene raw material requirements of Occidental Chemical’s U.S. plants, other than its LaPorte, Texas plant. The ethylene raw material is exclusively for internal use in production at these plants less a specified quantity per year tolled according to the provisions of the agreement. Either party has the option to “phase down” volumes over a period time. However, a “phase down” cannot begin until January 1, 2009 and the annual minimum requirements set forth in the agreement cannot decline to zero prior to December 31, 2013, unless specified force majeure events occur. The ethylene sales agreement provides for sales of ethylene at market-related prices. In addition to sales of ethylene under the agreement described above, from time to time Equistar has made sales of methanol, ethers and glycols to Occidental Chemical. During 2003, Occidental Chemical paid Equistar an aggregate of approximately $448 million for product purchases.

Also, from time to time, Equistar has entered into over-the-counter derivatives, primarily price swap contracts, related to crude oil with Occidental Energy Marketing, Inc., a subsidiary of Occidental Chemical, to help manage its exposure to commodity price risk with respect to crude oil-related raw material purchases. During 2003, Equistar and Occidental Energy Marketing, Inc. settled approximately $300,000 of price swap contracts. There were no outstanding price swap contracts as of December 31, 2003. Equistar purchased various other products from Occidental Chemical at market-related prices totaling approximately $900,000 in 2003.

Ethylene Sales Agreement with Millennium Petrochemicals

Equistar sells ethylene to Millennium Petrochemicals at market-related prices under an agreement entered into in connection with the formation of Equistar. Under this agreement, Millennium Petrochemicals is required to purchase 100% of its ethylene requirements for its La Porte, Texas facility from Equistar. The pricing terms under this agreement between Equistar and Millennium Petrochemicals are similar to the pricing terms under the ethylene sales agreement between Equistar and Occidental Chemical. The initial term of this agreement expired December 31, 2000. The agreement automatically renews annually, subject to termination by either party on one year’s notice. Neither party has provided notice of termination of the agreement. Millennium Petrochemicals paid approximately $46 million to Equistar for ethylene during 2003.

Product Transactions with Lyondell

Equistar sells ethylene, propylene and benzene to Lyondell at market-related prices pursuant to agreements dated effective as of October 1998, August 1999 and January 1999, respectively. Under the agreements, Lyondell is required to purchase 100% of its benzene, ethylene and propylene requirements for its Channelview and Bayport, Texas facilities, with the exception of quantities of one product that Lyondell is obligated to purchase under a supply agreement with an unrelated third party entered into prior to 1999 and expiring in 2015. The pricing terms under the agreements between Equistar and Lyondell are similar to the pricing terms under the ethylene sales agreement between Equistar and Occidental Chemical. The initial term of each of those agreements between Equistar and Lyondell expires on December 31, 2013 in the case of the ethylene sales agreement, and December 31, 2014 in the case of the propylene and benzene sales agreements. After the initial term, each of the agreements automatically renews for successive one-year periods and either party may terminate any of the agreements on one year’s notice. In addition, a wholly owned subsidiary of Lyondell licenses MTBE technology to Equistar. Lyondell also purchases a significant portion of the MTBE produced by Equistar at one of its two Channelview units at market-related prices. Product sales from Equistar to Lyondell in 2003 were approximately $610 million. Equistar also purchases by-products from Lyondell at market-related prices. Product sales from Lyondell to Equistar in 2003 were approximately $5 million.

Product Transactions with Oxy Vinyls, LP

During 2003, Equistar sold ethylene to Oxy Vinyls, LP (“Oxy Vinyls”), a joint venture partnership between Occidental Chemical and an unaffiliated third party, for Oxy Vinyls’ LaPorte, Texas facility at market-related prices pursuant to an agreement that expired on December 31, 2003. Equistar made ethylene sales to Oxy Vinyls totaling approximately $55 million in 2003.

Agreement Regarding Services of Equistar’s Chief Executive Officer

Dan F. Smith serves as the Chief Executive Officer of both Lyondell and Equistar and is a director of Lyondell. Mr. Smith receives no compensation from Equistar. Under an agreement between Equistar and Lyondell, Equistar paid $1,415,244 to Lyondell as compensation for the services rendered by Mr. Smith as part of the shared services provided by Lyondell during 2003. See “Item 11. Executive Compensation.”

Indemnity Agreement with Millennium America

Effective August 22, 2002 and in connection with Lyondell’s purchase of Occidental’s interest in Equistar, an indemnity agreement between Equistar and Millennium America was terminated. Millennium America (or its affiliate) may, in its sole discretion, elect to execute another indemnity agreement in favor of Equistar whereby Millennium America (or its affiliate) may be required to contribute to Equistar an amount equal to up to $300 million of any indebtedness for borrowed money that Millennium America elects at the time the indemnity agreement is executed. The existence of the indemnity would not prevent Equistar from repaying the indemnified amount at any time, and would not create any right in any lender or holder of outstanding notes or any person other than Equistar and its owners.

Debt Instruments of Lyondell Assumed by Equistar

Upon its formation, Equistar assumed $745 million of Lyondell indebtedness, of which $301 million remained outstanding as of December 31, 2003. Lyondell was not released as an obligor at the time of the assumption and, until November 2000, Lyondell remained as a co-obligor on the indebtedness, although as between Equistar and Lyondell, Equistar was primarily liable. In November 2000, Lyondell was added as a guarantor on $400 million of the indebtedness and subsequently the consent of the holders of the indebtedness was obtained to the release of Lyondell as a primary obligor (but not as a guarantor) on such $400 million of indebtedness, of which $300 million remained outstanding at December 31, 2003. Lyondell remains a co-obligor on the remaining $1 million of indebtedness, which matures in March 2005.

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table presents fees for audit services rendered by PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) for the audit of Equistar’s annual financial statements for the years ended December 31, 2002 and December 31, 2003, and fees billed for audit-related, tax and all other services rendered by PricewaterhouseCoopers during those periods. Certain amounts for 2002 have been reclassified to conform to the 2003 presentation, in accordance with SEC rules enacted during 2003.

Thousands of dollars	2002	2003
Audit fees (a)	$457	$724
Audit-related fees (b)	38	32
Tax fees (c)	—	248
All other fees (d)	—	—

Total	$495	$1,004

(a)	Audit fees consist of the aggregate fees billed for professional services rendered by PricewaterhouseCoopers for the audit of Equistar’s annual financial statements, the review of financial statements included in Equistar’s Form 10-Qs or for services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for those fiscal years. Amounts include fees for the 2001 audit of the annual financial statements paid in 2002 of $78,000 and fees for the 2002 audit of the annual financial statements paid in 2003 of $185,000.
(b)	Audit-related fees consist of the aggregate fees billed for assurance and related services by PricewaterhouseCoopers that are reasonably related to the performance of the audit or review of Equistar’s financial statements. This category includes fees related to: the performance of audits of Equistar’s benefit plans; agreed-upon or expanded audit procedures relating to accounting and/or billing records required to respond to or comply with financial, accounting or regulatory reporting matters; and consultations as to the accounting or disclosure treatment of transactions or events and/or the actual or potential impact of final or proposed rules, standards or interpretations by regulatory or standard setting bodies.
(c)	Tax fees consist of the aggregate fees billed for professional services rendered by PricewaterhouseCoopers for state sales and use tax compliance.
(d)	All other fees consist of the aggregate fees billed for products and services provided by PricewaterhouseCoopers, other than the services described in notes (a) through (c) above.

Pre-Approval Policy

The Governance Committee serves as Equistar’s Audit Committee, and is directly responsible for appointing, setting compensation and overseeing the work of the independent auditors. In 2003, the Governance Committee established a policy requiring the Governance Committee to pre-approve all audit and non-audit services to be performed for Equistar by the independent auditors (including affiliates or related member firms) to ensure that the provision of such services does not impair the auditors’ independence.

A centralized service request procedure is used for all requests for the independent auditors to provide services to Equistar. Under this procedure, all requests for the independent auditors to provide services to Equistar initially are submitted to Equistar’s Vice President and Controller. Each such request must include a detailed description of the services to be rendered. If the proposed services have not already been pre-approved by the Governance Committee, the Vice President and Controller will submit the request and a detailed description of the proposed services to the Governance Committee. Requests to provide services that require pre-approval by the Governance Committee also must include a statement as to whether, in the Vice President and Controller’s view, the request is consistent with the SEC’s rules on auditor independence.

The Governance Committee has designated Equistar’s Vice President and Controller to monitor the performance of all services provided by the independent auditors and to review compliance with the pre-approval policy. The Vice President and Controller will report to the Governance Committee periodically on the results of the monitoring.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following exhibits are filed as a part of this report:

Exhibit No.	Description
3.1	Certificate of Limited Partnership of Equistar Chemicals, LP dated as of October 17, 1997 (1)
3.1(a)	Certificate of Amendment to the Certificate of Limited Partnership of Equistar Chemicals, LP dated as of May 15, 1998 (1)
3.1(b)	Certificate of Amendment to the Certificate of Limited Partnership of Equistar Chemicals, LP dated as of October 31, 2002 (8)
3.2	Amended and Restated Limited Partnership Agreement of Equistar Chemicals, LP dated as of November 6, 2002 (7)
4.1	Indenture among Equistar Chemicals, LP, Equistar Funding Corporation and The Bank of New York, as Trustee, dated as of January 15, 1999 (1)
4.1(a)	Form of First Supplemental Indenture among Equistar Chemicals, LP, Equistar Funding Corporation and The Bank of New York, Trustee (1)
4.1(b)	Form of Note (attached as Exhibit A to the Form of First Supplemental Indenture among Equistar Chemicals, LP, Equistar Funding Corporation and The Bank of New York, Trustee, filed herewith as Exhibit 4.1(a)) (1)
4.1(c)	Form of Second Supplemental Indenture among Equistar Chemicals, LP, Equistar Funding Corporation and The Bank of New York, as Trustee (1)
4.1(d)	Form of Note (attached as Exhibit A to the Form of Second Supplemental Indenture among Equistar Chemicals, LP, Equistar Funding Corporation and The Bank of New York, as Trustee, filed herewith as Exhibit 4.1(c)) (1)
4.2	Credit Agreement dated as of December 17, 2003 among Equistar Chemicals, LP, the subsidiaries of Equistar Chemicals, LP party thereto, the lenders party thereto and Bank One, NA, Credit Suisse First Boston and JP Morgan Chase Bank as Co-Documentation Agents, Bank of America, N.A. and Citicorp USA, Inc. as Co-Collateral Agents, and Citicorp USA, Inc. as Administrative Agent (11)
4.3	Indenture between Lyondell Petrochemical Company and Continental Bank, National Association, as Trustee, dated as of March 10, 1992 (1)
4.3(a)	First Supplemental Indenture dated as of March 10, 1992, between Lyondell Petrochemical Company and Continental Bank, National Association, as Trustee, to the Indenture dated as of March 10, 1992 (1)
4.3(b)	Second Supplemental Indenture dated as of December 1, 1997, among Lyondell Petrochemical Company, Equistar Chemicals, LP and First Trust National Association, Trustee, to the Indenture dated as of March 10, 1992 (1)
4.3(c)	Third Supplemental Indenture dated as of November 3, 2000 among Lyondell Chemical Company, Equistar Chemicals, LP and U.S. Bank Trust, National Association, Trustee, to the Indenture dated as of March 10, 1992 (3)
4.3(d)	Fourth Supplemental Indenture dated as of November 17, 2000 among Lyondell Chemical Company, Equistar Chemicals, LP and U.S. Bank Trust, National Association, Trustee, to the Indenture dated as of March 10, 1992 (3)
4.4	Indenture between Lyondell Petrochemical Company and Texas Commerce Bank National Association, as Trustee, dated as of January 29, 1996 (1)
4.4(a)	First Supplemental Indenture dated as of February 15, 1996, between Lyondell Petrochemical Company and Texas Commerce Bank National Association, Trustee, to the Indenture dated as of January 29, 1996 (1)

4.4(b)	Second Supplemental Indenture dated as of December 1, 1997, among Lyondell Petrochemical Company, Equistar Chemicals, LP and Texas Commerce Bank National Association, Trustee, to the Indenture dated as of January 29, 1996 (1)
4.4(c)	Third Supplemental Indenture dated as of November 3, 2000 among Lyondell Chemical Company, Equistar Chemicals, LP and The Chase Manhattan Bank, Trustee, to the Indenture dated as of January 29, 1996 (3)
4.4(d)	Fourth Supplemental Indenture dated as of November 17, 2000 among Lyondell Chemical Company, Equistar Chemicals, LP and The Chase Manhattan Bank, Trustee, to the Indenture dated as of January 29, 1996 (3)
4.5	Indenture dated as of August 24, 2001 among Equistar Chemicals, LP, Equistar Funding Corporation and The Bank of New York, as Trustee (2)
4.5(a)	Form of Note dated as of August 24, 2001 (attached as Exhibit A to the Indenture dated as of August 24, 2001 among Equistar Chemical, LP, Equistar Funding and The Bank of New York, as Trustee, filed herewith as Exhibit 4.5) (2)
4.6	Indenture dated as of April 22, 2003 among Equistar Chemicals, LP, Equistar Funding Corporation and The Bank of New York, as Trustee (9)
4.6(a)	Form of Note dated as of April 22, 2003 (attached as Exhibit A to the Indenture dated as of April 22, 2003 among Equistar Chemicals, LP, Equistar Funding Corporation and The Bank of New York, as Trustee, filed herewith as Exhibit 4.6) (9)
4.6(b)	First Supplemental Indenture dated as of November 21, 2003 among Equistar Chemicals, LP, Equistar Funding Corporation and The Bank of New York, as Trustee, to the Indenture dated as of April 22, 2003 (10)
4.7	Security Agreement dated as of December 17, 2003 among Equistar Chemicals, LP, the other borrowers and guarantors party thereto, and Citicorp USA, Inc. as Administrative Agent (11)
4.8	Receivables Purchase Agreement dated as of December 17, 2003 among Equistar Receivables II, LLC as the seller, Equistar Chemicals, LP as the servicer, the banks and other financial institutions party thereto as purchasers, Bank One, NA, Credit Suisse First Boston and JP Morgan Chase Bank as Co-Documentation Agents, Citicorp USA, Inc. and Bank of America, N.A. as Co-Asset Agents, Citicorp USA, Inc., as Administrative Agent, and Citigroup Global Markets Inc. and Banc of America Securities LLC as Joint Lead Arrangers and Joint Bookrunners (11)
4.9	Undertaking Agreement dated as of December 17, 2003 by Equistar Chemicals, LP (11)

Equistar is a party to several debt instruments under which the total amount of securities authorized does not exceed 10% of the total assets of Equistar and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Registration S-K, Equistar agrees to furnish a copy of such instruments to the Commission upon request.

EXECUTIVE COMPENSATION:
10.1	Amended and Restated Lyondell Chemical Company Executive Severance Pay Plan (5)
10.2	Amended and Restated Bonus Plan (5)
10.3	Equistar Chemicals, LP Supplemental Executive Retirement Plan (2)
10.4	Equistar Chemicals, LP Executive Supplementary Savings Plan (2)
10.5	Equistar Chemicals, LP Executive Deferral Plan (2)
10.6	Equistar Chemicals, LP 2001 Incentive Plan (8)
OTHER MATERIAL CONTRACTS:
10.7	Asset Contribution Agreement among Lyondell Chemical Company, Lyondell Petrochemical LP and Equistar Chemicals, LP dated as of December 1, 1997 (1)
10.7(a)	First Amendment, dated as of May 15, 1998, to the Asset Contribution Agreement among Lyondell Chemicals Company, Lyondell Petrochemicals LP and Equistar Chemicals, LP dated as of December 1, 1997 (1)
10.7(b)	Second Amendment to Lyondell Asset Contribution Agreement, dated as of September 30, 2001, among Lyondell Chemical Company, Lyondell Petrochemical LP Inc. and Equistar Chemicals, LP (4)

10.8	Asset Contribution Agreement among Millennium Petrochemicals Inc., Millennium LP and Equistar Chemicals, LP dated as of December 1, 1997 (1)

10.8(a)	First Amendment, dated as of May 15, 1998, to the Asset Contribution Agreement among Millennium Petrochemicals Inc., Millennium LP and Equistar Chemicals, LP dated as of December 1, 1997 (1)

10.8(b)	Second Amendment to Millennium Asset Contribution Agreement, dated as of September 30, 2001, among Millennium Petrochemicals Inc., Millennium Petrochemicals LP LLC and Equistar Chemicals, LP (4)

10.9	Agreement and Plan of Merger and Asset Contribution among Occidental Petrochem Partner 1, Inc., Occidental Petrochem Partner 2, Inc., Oxy Petrochemicals Inc., PDG Chemical Inc. and Equistar Chemicals, LP dated as of May 15, 1998 (1)

10.9(a)	First Amendment to Occidental Asset Contribution Agreement, dated as of September 30, 2001, among Occidental Petrochem Partner 1, Inc., Occidental Petrochem Partner 2, Inc., PDG Chemical Inc., Occidental Petrochem Partner GP, Inc. and Equistar Chemicals, LP (4)

10.10	Amended and Restated Parent Agreement dated as of November 6, 2002 (7)

10.11	Ethylene Sales Agreement between Equistar Chemicals, LP and Occidental Chemical Corporation dated as of May 15, 1998 (1)

12	Statement Concerning Computation of Ratios

21	Subsidiaries of Equistar Chemicals, LP

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Principal Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

99.1	Consolidated Financial Statements of Lyondell Chemical Company

(1)	Filed as an exhibit to Registrant’s Registration Statement on Form S-4 (No. 333-76473) and incorporated herein by reference.
(2)	Filed as an exhibit to Registrant’s Registration Statement on Form S-4 (No. 333-70048) and incorporated herein by reference.
(3)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
(4)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.
(5)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.
(6)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference.
(7)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.
(8)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.
(9)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.
(10)	Filed as an exhibit to Registrant’s Registration Statement on Form S-4 (No. 333-111134) and incorporated herein by reference.
(11)	Filed as an exhibit to Registrant’s Current Report on Form 8-K dated December 17, 2003 and incorporated herein by reference.

Copies of exhibits will be furnished upon prepayment of 25 cents per page. Requests should be addressed to the Secretary.

(b)	Consolidated Financial Statements and Financial Statement Schedules
(1)	Consolidated Financial Statements

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

(c)	Reports on Form 8-K

The following Current Reports on Form 8-K were filed or furnished during the quarter ended December 31, 2003 and through the date hereof:

Date of Report	Item Nos.	Financial Statements
October 7, 2003	9 and 12	No
November 17, 2003	5, 7 and 9	No
November 18, 2003	5 and 7	No
December 17, 2003	5 and 7	No

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 11th day of March, 2004.

EQUISTAR CHEMICALS, LP,
by its General Partner

LYONDELL PETROCHEMICAL G.P. INC.

By:	/s/ MORRIS GELB
Morris Gelb
President

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 11th, 2004.

Name	Title (Lyondell Petrochemical G.P. Inc.)
/s/ MORRIS GELB	President and Director
Morris Gelb
(Principal Executive Officer)

/s/ KAREN A. TWITCHELL	Vice President and Treasurer
Karen A. Twitchell
(Principal Financial and Accounting Officer)

/s/ T. KEVIN DENICOLA	Director
T. Kevin DeNicola

/s/ EDWARD J. DINEEN	Director
Edward J. Dineen

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 11th day of March, 2004.

EQUISTAR CHEMICALS, LP,
by its General Partner

MILLENNIUM PETROCHEMICALS GP LLC
By:	Millennium Petrochemicals Inc.

By:	/s/ ROBERT E. LEE
Robert E. Lee
President and Chief Executive Officer

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 11th, 2004.

Name	Title (Millennium Petrochemicals Inc.)
/s/ ROBERT E. LEE	Director, President and Chief Executive Officer
Robert E. Lee
(Principal Executive Officer)

/s/ JOHN E. LUSHEFSKI	Senior Vice President
John E. Lushefski
(Principal Financial and Accounting Officer)

/s/ C. WILLIAM CARMEAN	Director, Senior Vice President, General Counsel and Secretary
C. William Carmean

/s/ TIMOTHY E. DOWDLE	Director and Senior Vice President
Timothy E. Dowdle

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 11th day of March, 2004.

Name	Title
/s/ DAN F. SMITH	Chief Executive Officer, Equistar Chemicals, LP, Co-Chairman, Partnership Governance Committee
Dan F. Smith
(Principal Executive Officer)

/s/ CHARLES L. HALL	Vice President and Controller, Equistar Chemicals, LP
Charles L. Hall
(Principal Financial and Accounting Officer)

/s/ T. KEVIN DENICOLA	Member, Partnership Governance Committee
T. Kevin DeNicola

/s/ KERRY A. GALVIN	Member, Partnership Governance Committee
Kerry A. Galvin

/s/ ROBERT E. LEE	Co-Chairman, Partnership Governance Committee
Robert E. Lee

/s/ JOHN E. LUSHEFSKI	Member, Partnership Governance Committee
John E. Lushefski

/s/ C. WILLIAM CARMEAN	Member, Partnership Governance Committee
C. William Carmean

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED

PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED

SECURITIES PURSUANT TO SECTION 12 OF THE ACT

Neither an annual report covering the Registrant’s last fiscal year nor proxy materials with respect to any annual or other meeting of security holders have been sent to security holders.