Form 10-Q
period 2004-03-31
EQUISTAR CHEMICALS LP
filed 2004-05-07
CIK 1081158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

EQUISTAR CHEMICALS, LP

CONSOLIDATED STATEMENTS OF INCOME

	For the three months ended March 31,
Millions of dollars	2004	2003
Sales and other operating revenues:
Trade	$1,490	$1,227
Related parties	472	414

	1,962	1,641

Cost of sales	1,857	1,676
Selling, general and administrative expenses	41	40
Research and development expenses	7	9
(Gain) loss on asset dispositions	(4)	12

	1,901	1,737

Operating income (loss)	61	(96)

Interest expense	(57)	(50)
Interest income	2	1
Other expense, net	(1)	(1)

Net income (loss)	$5	$(146)

See Notes to the Consolidated Financial Statements.

EQUISTAR CHEMICALS, LP

CONSOLIDATED BALANCE SHEETS

Millions of dollars	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$111	$199
Accounts receivable:
Trade, net	472	471
Related parties	136	137
Inventories	473	408
Prepaid expenses and other current assets	33	46

Total current assets	1,225	1,261

Property, plant and equipment, net	3,293	3,334
Investments	61	60
Other assets, net	387	373

Total assets	$4,966	$5,028

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable:
Trade	$468	$462
Related parties	36	51
Current maturities of long-term debt	1	—
Accrued liabilities	183	241

Total current liabilities	688	754

Long-term debt	2,313	2,314
Other liabilities and deferred revenues	361	359
Commitments and contingencies
Partners’ capital:
Partners’ accounts	1,624	1,619
Accumulated other comprehensive loss	(20)	(18)

Total partners’ capital	1,604	1,601

Total liabilities and partners’ capital	$4,966	$5,028

See Notes to the Consolidated Financial Statements.

EQUISTAR CHEMICALS, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
Millions of dollars	2004	2003
Cash flows from operating activities:
Net income (loss)	$5	$(146)
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Depreciation and amortization	76	78
Deferred revenues	—	159
Deferred maintenance turnaround expenditures	(17)	(27)
(Gain) loss on asset dispositions	(4)	12
Changes in assets and liabilities that (used) provided cash:
Accounts receivable	—	62
Inventories	(65)	(49)
Accounts payable	(12)	60
Accrued interest	(17)	(45)
Other assets and liabilities, net	(39)	(37)

Cash (used in) provided by operating activities	(73)	67

Cash flows from investing activities:
Expenditures for property, plant and equipment	(19)	(13)
Proceeds from sales of assets	4	35

Cash (used in) provided by investing activities	(15)	22

Cash flows from financing activities:
Repayment of long-term debt	—	(1)
Other	—	(3)

Cash used in financing activities	—	(4)

(Decrease) increase in cash and cash equivalents	(88)	85
Cash and cash equivalents at beginning of period	199	27

Cash and cash equivalents at end of period	$111	$112

See Notes to the Consolidated Financial Statements.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Preparation

The accompanying consolidated financial statements are unaudited and have been prepared from the books and records of Equistar Chemicals, LP (“Equistar”) in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2003 included in the Equistar 2003 Annual Report on Form 10-K.

2. Company Ownership

Equistar, a Delaware limited partnership which commenced operations on December 1, 1997, is owned 70.5% by Lyondell Chemical Company (“Lyondell”) and 29.5% by Millennium Chemicals Inc. (“Millennium”).

In late March 2004, Lyondell and Millennium executed a definitive agreement for Lyondell to acquire Millennium in a stock-for-stock business combination of the two companies. Upon completion of the transaction, Lyondell would, through subsidiaries of Lyondell and Millenium, own 100% of Equistar. The proposed transaction is subject to approval by both Lyondell and Millennium shareholders, the amendment of Lyondell’s and Millennium’s respective bank credit agreements and Lyondell’s accounts receivable sales facility and other customary conditions. The proposed transaction is expected to close during the third quarter of 2004; however, there can be no assurance that the proposed transaction will be completed.

3. Accounts Receivable

At March 31, 2004, the balance of Equistar’s accounts receivable sold under its $450 million, four-year accounts receivable sales facility was $217 million. The balance sold at December 31, 2003 was $102 million.

4. Inventories

Inventories consisted of the following:

Millions of dollars	March 31, 2004	December 31, 2003
Finished goods	$272	$223
Work-in-process	11	12
Raw materials	102	83
Materials and supplies	88	90

Total inventories	$473	$408

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

5. Property, Plant and Equipment, Net

The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows:

Millions of dollars	March 31, 2004	December 31, 2003
Land	$77	$76
Manufacturing facilities and equipment	6,036	6,015
Construction in progress	60	63

Total property, plant and equipment	6,173	6,154
Less accumulated depreciation	(2,880)	(2,820)

Property, plant and equipment, net	$3,293	$3,334

Depreciation and amortization is summarized as follows:

	For the three months ended March 31,
Millions of dollars	2004	2003
Property, plant and equipment	$60	$63
Turnaround costs	9	7
Software costs	4	4
Other	3	4

Total depreciation and amortization	$76	$78

In addition, amortization of debt issuance costs of $1 million and $2 million for the three-month periods ended March 31, 2004 and 2003, respectively, is included in interest expense in the Consolidated Statements of Income.

6. Deferred Revenues

On March 31, 2003, Equistar received an advance of approximately $159 million, representing a partial prepayment for product to be delivered under a long-term product supply arrangement, primarily at cost-based prices. Equistar will recognize this deferred revenue over 15 years, as the associated product is delivered.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

7. Long-Term Debt

Long-term debt consisted of the following:

Millions of dollars	March 31, 2004	December 31, 2003
Inventory-based revolving credit facility	$—	$—
Other debt obligations:
Notes due 2006, 6.50%	150	150
Senior Notes due 2008, 10.125%	700	700
Notes due 2009, 8.75%	600	600
Senior Notes due 2011, 10.625%	700	700
Debentures due 2026, 7.55%	150	150
Other	4	4
Unamortized premium, net	10	10

Total long-term debt	2,314	2,314
Less current maturities	1	—

Total long-term debt, net	$2,313	$2,314

Lyondell remains a guarantor of $300 million of Equistar debt, consisting of the 6.5% notes due 2006 and the 7.55% debentures due 2026. The unaudited consolidated financial statements of Lyondell are filed as an exhibit to Equistar’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004.

8. Pension and Other Postretirement Benefits

Net periodic pension and other postretirement benefit costs included the following components for the three months ended March 31:

	Pension Benefits		Other Postretirement Benefits
Millions of dollars	2004	2003	2004	2003
Components of net periodic benefit cost:
Service cost	$5	$4	$1	$1
Interest cost	3	3	2	2
Recognized gain on plan assets	(3)	(2)	—	—
Actuarial and investment loss amortization	1	2	—	—

Net periodic benefit cost	$6	$7	$3	$3

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was enacted in December 2003. In January 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FSP FAS 106-1 permitted Equistar to make a one-time election to defer recognition of the effects of the Act in accounting for its plans until the FASB develops and issues authoritative guidance on accounting for subsidies provided by the Act. Equistar elected to make the one-time deferral and is currently awaiting further FASB guidance as well as pending regulatory guidance which will enable it to conclude whether the benefits provided under its plan are actuarially equivalent to the benefits under the Act and, therefore, entitled to a subsidy. Accordingly, the accumulated postretirement benefit obligation and the net periodic postretirement benefit costs do not reflect any potential benefit associated with the subsidy.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

9. Commitments and Contingencies

Leased Facility—Equistar’s Lake Charles facility has been idled since the first quarter of 2001, pending sustained improvement in market conditions. The facility and land, which are included in property, plant and equipment at a net book value of $150 million, are leased from a subsidiary of Occidental Petroleum Corporation (together with its subsidiaries and affiliates, “Occidental”). In May 2003, Equistar and Occidental entered into a new one-year lease, which has renewal provisions for two additional one-year periods at either party’s option. Equistar exercised its first one-year renewal option in April 2004.

Indemnification Arrangements—Lyondell, Millennium and Occidental have each agreed to provide certain indemnifications or guarantees thereof to Equistar with respect to the petrochemicals and polymers businesses they each contributed. In addition, Equistar has agreed to assume third party claims that are related to certain contingent liabilities arising prior to the contribution transactions that are filed prior to December 1, 2004 as to Lyondell and Millennium, and May 15, 2005 as to Occidental, to the extent the aggregate thereof does not exceed $7 million for each entity, subject to certain terms of the respective asset contribution agreements. From formation through March 31, 2004, Equistar had incurred the full $21 million assumed for these claims and liabilities. Lyondell, Millennium, Occidental and Equistar remain liable under these indemnification or guarantee arrangements to the same extent as they were before Lyondell’s August 2002 acquisition of Occidental’s interest in Equistar.

Environmental Remediation—Equistar’s accrued liability for environmental matters as of March 31, 2004 was $1 million and primarily related to the Port Arthur facility, which was permanently shut down in February 2001. In the opinion of management, there is currently no material estimable range of possible loss in excess of the liability recorded for environmental remediation.

Clean Air Act—The eight-county Houston/Galveston region has been designated a severe non-attainment area for ozone by the U.S. Environmental Protection Agency (“EPA”) under a “one-hour” ozone standard. Emission reduction controls for nitrogen oxides (“NOx”), which contribute to ozone formation, must be installed at each of Equistar’s six plants located in the Houston/Galveston region prior to a November 2007 compliance deadline for the one-hour ozone standard. Revised rules adopted by the regulatory agencies changed the required NOx emission reduction levels from 90% to 80%. Under the revised 80% standard, Equistar estimates that the incremental capital expenditures would range between $165 million and $200 million. Equistar’s cumulative capital expenditures through March 31, 2004 totaled $80 million. This estimate could be affected by increased costs for stricter proposed controls over highly reactive, volatile organic compounds (“HRVOCs”). The regulatory agency for the state of Texas, the Texas Commission on Environmental Quality, or “TCEQ,” plans to finalize the HRVOC rules by December 2004. Equistar is still assessing the impact of the proposed HRVOC revisions. In addition, in April 2004, the EPA designated the eight-county Houston/Galveston region a moderate non-attainment area under an “eight-hour” ozone standard. As a result, the TCEQ must submit a plan to the EPA in 2007 to demonstrate compliance with the eight-hour ozone standard in 2010. The TCEQ will continue with its current plan to revise the HRVOC rules in 2004. The timing and amount of the estimated expenditures are subject to these regulatory and other uncertainties, as well as to obtaining the necessary permits and approvals. There can be no assurance as to the ultimate cost of implementing any plan developed to comply with the final ozone standards.

General—Equistar is involved in various lawsuits and proceedings. Subject to the uncertainty inherent in all litigation, management believes the resolution of these proceedings will not have a material adverse effect on the financial position, liquidity or results of operations of Equistar.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

10. Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows:

	For the three months ended March 31,
Millions of dollars	2004	2003
Net income (loss)	$5	$(146)
Other comprehensive loss	(2)	—

Comprehensive income (loss)	$3	$(146)

11. Segment and Related Information

Equistar operates in two reportable segments:

•	Petrochemicals, including ethylene, ethylene glycol, ethylene oxide and derivatives, propylene, butadiene, and aromatics; and

•	Polymers, primarily polyethylene.

Summarized financial information concerning Equistar’s reportable segments is shown in the following table. Intersegment sales between the petrochemicals and polymers segments were based on current market prices.

Millions of dollars	Petrochemicals	Polymers	Unallocated	Eliminations	Total
For the three months ended March 31, 2004:
Sales and other operating revenues:
Customers	$1,405	$557	$—	$—	$1,962
Intersegment	461	—	—	(461)	—

Total sales and other operating revenues	1,866	557	—	(461)	1,962
Operating income (loss)	104	(14)	(29)	—	61
Interest expense	—	—	(57)	—	(57)
Interest income	—	—	2	—	2
Other expense, net	—	—	(1)	—	(1)
Net income					5

For the three months ended March 31, 2003:
Sales and other operating revenues:
Customers	$1,128	$513	$—	$—	$1,641
Intersegment	408	—	—	(408)	—

Total sales and other operating revenues	1,536	513	—	(408)	1,641
Operating loss	(32)	(35)	(29)	—	(96)
Interest expense	—	—	(50)	—	(50)
Interest income	—	—	1	—	1
Other expense, net	—	—	(1)	—	(1)
Net loss					(146)

The unallocated amounts included in operating losses consisted principally of general and administrative expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with information contained in the Consolidated Financial Statements and the notes thereto.

In addition to comparisons of current operating results with the same period in the prior year, Equistar Chemicals, LP (“Equistar”) has included certain “trailing quarter” comparisons of first quarter 2004 operating results to fourth quarter 2003 operating results. Equistar’s businesses are highly cyclical in addition to experiencing some less significant seasonal effects. Trailing quarter comparisons may offer important insight into the current business direction of Equistar.

References to industry benchmark prices or costs, including the weighted average cost of ethylene production, are generally to industry prices and costs reported by Chemical Marketing Associates, Incorporated (“CMAI”), except that crude oil and natural gas benchmark price references are to industry prices reported by Platts, a reporting service of The McGraw-Hill Companies.

Overview

General—Equistar produces and markets olefins, including ethylene, propylene, and butadiene; aromatics, including benzene and toluene; and oxygenated products, including ethylene oxide and derivatives, ethylene glycol, ethanol and methyl tertiary butyl ether (“MTBE”) in its petrochemical segment. Additionally, Equistar produces and markets polyolefins, including high density polyethylene (“HDPE”), low density polyethylene (“LDPE”), linear-low density polyethylene (“LLDPE”) and polypropylene; and performance polymers products, including wire and cable insulating resins, and polymeric powders in its polymers segment.

In the first quarter 2004, the chemical industry benefited from improvement in economic conditions and supply/demand balances, resulting in a stronger pricing environment and improved product margins compared to the first quarter 2003. Both the first quarter 2004 and 2003 were adversely affected by high and volatile raw material and energy costs. In the first quarter 2004, the benefits of sales price increases in response to the high raw material and energy costs were generally more favorable than in the first quarter 2003, with the result that the industry generally experienced higher product margins in the first quarter 2004 than in the 2003 period.

In the first quarter 2004, ethylene producers experienced significantly higher prices for co-products such as propylene and benzene, contributing to a lower net cost of ethylene production for producers using liquid raw materials, which yield a higher ratio of co-products. Supply/demand fundamentals also improved, as evidenced by higher operating rates for ethylene producers. U.S. demand for ethylene in the first quarter 2004 grew an estimated 3% compared to the first quarter 2003.

The improving economic conditions and tight supply/demand balances in several of its products contributed to improved operating results at Equistar during the first quarter 2004 compared to the first quarter 2003. Despite first quarter 2004 crude oil prices that exceeded those experienced during the first quarter 2003, the economics of ethylene production from Equistar’s liquid-based crackers improved compared to the first quarter 2003. This was due to the significantly higher co-product sales prices in the first quarter 2004 that more than offset the impact of the higher crude oil prices. These factors contributed to generally higher product margins at Equistar in the first quarter 2004 compared to the first quarter 2003.

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

Equistar has the ability to shift its ratio of raw materials used in the production of olefins to take advantage of the relative costs of liquids and NGLs.

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

	Average Benchmark Price and Percent Change Versus Prior Year Period Average
	First Quarter 2004	Percent Change	First Quarter 2003
Crude oil – dollars per barrel	35.20	3%	34.07
Natural gas – dollars per million BTUs	5.31	(16)%	6.33
Weighted average cost of ethylene production– cents per pound	21.37	(4)%	22.30
Ethylene – cents per pound	31.50	11%	28.42
Propylene – cents per pound	27.42	21%	22.67

While the average benchmark price of natural gas decreased 16% in the first quarter 2004 compared to the first quarter 2003, the average benchmark price of ethane, the primary NGL raw material was comparable between the two periods as first quarter 2004 ethane prices were also influenced by the high crude oil prices.

RESULTS OF OPERATIONS

Net Income (Loss)—Equistar had net income of $5 million in the first quarter 2004 compared to a net loss of $146 million in the first quarter 2003. The improvement was primarily due to higher first quarter 2004 product margins as a result of higher sales prices, especially for co-products propylene and benzene, which increased more than increases in the costs of raw materials compared to the first quarter 2003. In addition, the first quarter 2004 benefited from 5% higher ethylene and derivative sales volumes and included a $4 million gain on the sale of an idled denatured alcohol facility, while the first quarter 2003 included a loss of $12 million from the sale of a polypropylene production facility.

First Quarter 2004 versus Fourth Quarter 2003

Equistar’s first quarter 2004 net income of $5 million compares to a net loss of $104 million in the fourth quarter 2003. The $109 million improvement resulted from increases in sales prices of ethylene and ethylene derivatives, such as ethylene oxygenates and polyethylene, and co-products, such as propylene, benzene, and fuels, that more than offset an approximate $100 million increase in raw material costs. The benchmark price of ethylene in the first quarter 2004 increased nearly 3.5 cents per pound, or 13%, from the fourth quarter 2003, while the benchmark price of propylene increased nearly 7.5 cents per pound, or 36%. Co-product sales price increases alone more than offset the impact of liquid raw material cost increases, making the liquid raw materials the preferred raw material for Equistar during the first quarter 2004. Ethylene and derivative sales volumes were relatively unchanged compared to the fourth quarter 2003. Scheduled maintenance turnaround activity at Equistar’s Corpus Christi, Texas olefins plant started during the latter weeks of the first quarter 2004. The fourth quarter 2003 included $18 million in financing costs and $6 million of charges related to employee severance.

Segment Data

The following tables reflect selected sales volume data, including intersegment sales volumes, and summarized financial information for Equistar’s business segments.

	For the three months ended March 31,
In millions	2004	2003
Selected petrochemicals products:
Olefins (pounds)	4,277	3,921
Aromatics (gallons)	93	94
Polymers products (pounds)	1,401	1,397

Millions of dollars
Sales and other operating revenues:
Petrochemicals segment	$1,866	$1,536
Polymers segment	557	513
Intersegment eliminations	(461)	(408)

Total	$1,962	$1,641

Cost of sales:
Petrochemicals segment	$1,761	$1,564
Polymers segment	557	520
Intersegment eliminations	(461)	(408)

Total	$1,857	$1,676

Other operating expenses:
Petrochemicals segment	$1	$4
Polymers segment	14	28
Unallocated	29	29

Total	$44	$61

Operating income (loss):
Petrochemicals segment	$104	$(32)
Polymers segment	(14)	(35)
Unallocated	(29)	(29)

Total	$61	$(96)

Petrochemicals Segment

Revenues—Revenues of $1.9 billion in the first quarter 2004 increased 21% compared to revenues of $1.5 billion in the first quarter 2003 due to higher sales prices and an 8% increase in sales volumes. Benchmark ethylene sales prices averaged 11% higher in the first quarter 2004 compared to the first quarter 2003, while benchmark propylene sales prices averaged 21% higher. Sales volumes increased in the first quarter 2004 compared to the first quarter 2003 primarily due to higher sales of co-products, such as propylene, as a result of increased co-product production, reflecting the timing of scheduled maintenance turnarounds of liquids-based ethylene plants in the first quarter 2004 relative to the first quarter 2003.

Cost of Sales—Cost of sales of $1.8 billion in the first quarter 2004 increased 13% compared to $1.6 billion in the first quarter 2003. The increase reflects the higher sales volumes and the higher cost of liquids and, to a lesser extent, NGL raw materials. The cost of liquids raw materials was affected by 3% higher crude oil costs in the first quarter 2004 compared to the first quarter 2003. Equistar also used a higher proportion of liquid raw materials in the first quarter 2004 as a result of the timing of scheduled maintenance turnarounds in the first quarter 2004 relative to the first quarter 2003.

Operating Income (Loss)—Operating income in the first quarter 2004 of $104 million compares to an operating loss of $32 million in the first quarter 2003. The improvement of $136 million was primarily due to higher product margins in the first quarter 2004 compared to the first quarter 2003.

Polymers Segment

Revenues—Revenues of $557 million in the first quarter 2004 increased 9% compared to revenues of $513 million in the first quarter 2003. The increase was primarily due to higher average sales prices in the first quarter 2004 compared to the first quarter 2003, as first quarter 2004 average sales prices were increased in response to higher raw material costs. While sales volumes in both periods were comparable, first quarter 2003 sales volumes included approximately 85 million pounds of sales related to the Pasadena, Texas polypropylene plant, which was sold on March 31, 2003. On a comparable basis, sales volumes increased 7% in the first quarter 2004 compared to the first quarter 2003.

Cost of Sales—Cost of sales of $557 million in the first quarter 2004 increased 7% compared to $520 million in the first quarter 2003. This increase reflected higher raw material costs, primarily ethylene. Benchmark ethylene costs were 11% higher in the first quarter 2004 compared to the first quarter 2003, while the first quarter 2003 included cost of sales related to the Pasadena, Texas polypropylene plant.

Other Operating Expenses—Other operating expenses were $14 million in the first quarter 2004 and $28 million in the first quarter 2003. The first quarter 2003 included the sale of Equistar’s polypropylene production facility in Pasadena, Texas, which resulted in a loss on the sale of $12 million.

Operating Loss—For the first quarter 2004, the polymers segment had an operating loss of $14 million compared to an operating loss of $35 million in the first quarter 2003. The first quarter 2003 included the sale of Equistar’s polypropylene production facility in Pasadena, Texas, which resulted in a loss on the sale of $12 million. The remainder of the improvement in the first quarter 2004 was primarily the result of higher product margins as sales prices increased more than raw material costs compared to the first quarter 2003.

FINANCIAL CONDITION

Operating Activities—Operating activities used cash of $73 million in the first quarter 2004, but they provided cash of $67 million in the first quarter 2003. The $140 million change primarily reflects a $159 million customer prepayment received in the first quarter 2003. The effect of the $5 million first quarter 2004 net income, compared to a $146 million net loss in the first quarter 2003, was substantially offset by the effect of a net increase in the main components of working capital – receivables, inventory and payables – in the first quarter 2004 compared to a net decrease in the 2003 period. In addition, the first quarter of each year includes significant payments of annual and semiannual property taxes, interest and compensation related items, which totaled $116 million in 2004 and $152 million in 2003.

In the first quarter 2004, the main components of working capital used cash of $77 million compared to providing cash of $73 million in the first quarter 2003. The increase in working capital in the first quarter 2004 reflected further escalation in product sales prices and raw material costs as well as higher sales volumes compared to the first quarter 2003. Equistar mitigated this impact through additional utilization of its accounts receivable sales facility.

In total, receivables showed no increase in the first quarter 2004 compared to a $62 million decrease in the first quarter 2003. The balance of Equistar’s accounts receivable sold under its accounts receivable sales facility increased $115 million during the first quarter 2004 to $217 million. During the first quarter 2003, the balance of accounts receivable sold increased $15 million to $96 million. This $100 million cash flow benefit was partly offset by a $30 million decrease in prepayments of receivables. In consideration of discounts offered to certain customers for early payment for product, some receivable amounts were collected in March 2004 and 2003 that otherwise would have been expected to be collected in April of the respective years. This included $39 million from Occidental Chemical Corporation, a subsidiary of Occidental Petroleum Corporation (together with its subsidiaries and affiliates, collectively “Occidental”) in March 2004 and, in March 2003, $46 million from Occidental and $23 million from Lyondell Chemical Company (“Lyondell”).

In addition, payables decreased $12 million in the first quarter 2004 compared to a $60 million increase in the first quarter 2003. The first quarter 2003 payables increase primarily reflected the effect of high natural gas prices, which spiked to $8.79 per million BTUs in March 2003 compared to $4.88 per million BTUs in March 2004.

In the first quarter 2003, Equistar received $159 million as a partial prepayment for propylene to be delivered over a period of 15 years in connection with a long-term propylene supply arrangement.

Investing Activities—Investing activities used cash of $15 million in the first quarter 2004 and provided cash of $22 million in the first quarter 2003. The first quarter 2003 included $35 million of proceeds from sales of assets compared to $4 million in the first quarter 2004.

Equistar’s capital expenditures were $19 million in the first quarter 2004 and $13 million in the first quarter 2003. The higher level of expenditures in the first quarter 2004 reflects increased spending for regulatory and environmental compliance projects. Equistar’s capital budget for 2004 is $148 million. Equistar expects that full year 2004 capital spending will be at the budgeted level.

Financing Activities—There were no financing activities during the first quarter 2004. Cash used by financing activities was $4 million in the first quarter 2003.

In the first quarter 2003, Equistar repaid $104 million borrowed during the quarter under the revolving credit facility with a portion of the proceeds received from the 15-year propylene supply arrangement and sale of a polypropylene production facility in March 2003.

Equistar did not make distributions to its partners in the first quarter 2004, nor were any made in 2003.

Liquidity and Capital Resources—At March 31, 2004, Equistar’s long-term debt, including current maturities, totaled $2.3 billion, or approximately 59% of its total capitalization. Equistar had cash on hand of $111 million. In addition, the total amount available at March 31, 2004 under both the $250 million inventory-based revolving credit facility and the $450 million accounts receivable sales facility was approximately $384 million, which gives effect to the borrowing base and is net of a $75 million unused availability requirement, the $217 million sold under the accounts receivable sales facility and $19 million of outstanding letters of credit under the revolving credit facility. The borrowing base is determined using a formula applied to accounts receivable and inventory balances. The new revolving credit facility requires that the unused available amounts under that facility and the $450 million accounts receivable sales facility equal or exceed $75 million through March 30, 2005 and $50 million thereafter or $100 million thereafter if the interest coverage ratio, as defined, is less than 2:1. There was no borrowing under the revolving credit facility at March 31, 2004.

Equistar’s ability to pay or refinance its debt will depend on future operating performance, which could be affected by general economic, financial, competitive, legislative, regulatory, business and other factors, many of which are beyond its control. Management believes that conditions will be such that cash balances, cash flow from operations, cash generated from higher utilization of the accounts receivable sales facility and funding under the credit facility will be adequate to meet anticipated future cash requirements, including scheduled debt repayments, other contractual obligations, necessary capital expenditures and ongoing operations. However, if future operating cash flows are less than currently anticipated, due to raw material prices or other factors, Equistar may be forced to reduce or delay capital expenditures, sell assets, or reduce operating expenditures.

Long-Term Debt—The $250 million inventory-based revolving credit facility and the indentures governing Equistar’s senior notes contain covenants that, subject to certain exceptions, restrict lien incurrence, debt incurrence, sales of assets, investments, capital expenditures, certain payments, and mergers. The breach of these covenants would permit the lenders or noteholders to declare any outstanding debt immediately payable and would permit the lenders under Equistar’s new credit facility to terminate future lending commitments. Equistar was in compliance with all covenants under these agreements as of March 31, 2004.

Off-Balance Sheet Arrangements—Equistar’s off-balance sheet arrangements are described in Item 7 of its Annual Report on Form 10-K for the year ended December 31, 2003. Equistar’s off-balance sheet arrangements did not change materially in the quarter ended March 31, 2004, except as noted below.

At March 31, 2004, the balance of Equistar’s accounts receivable sold under an accounts receivable sales facility entered into in December 2003 was $217 million. The balance sold at December 31, 2003 was $102 million. The facility accelerates availability to the business of cash from product sales that otherwise would have been collected over the normal billing and collection cycle. The availability of the accounts receivable sales facility provides one element of Equistar’s ongoing sources of liquidity and capital resources. Upon termination of the facility, cash collections related to accounts receivable then in the pool would first be applied to the outstanding interest sold, but Equistar would in no event be required to repurchase such interest.

PROPOSED TRANSACTION BETWEEN LYONDELL AND MILLENNIUM

In late March 2004, Lyondell and Millennium Chemicals Inc. (“Millennium”) executed a definitive agreement for Lyondell to acquire Millennium in a stock-for-stock business combination of the two companies. Upon completion of the transaction, Lyondell would, through subsidiaries of Lyondell and Millennium, own 100% of Equistar. The proposed transaction is subject to approval by both Lyondell and Millennium shareholders, the amendment of Lyondell’s and Millennium’s respective bank credit agreements and Lyondell’s accounts receivable sales facility and other customary conditions. The proposed transaction is expected to close during the third quarter of 2004; however, there can be no assurance that the proposed transaction will be completed. Lyondell and Millennium will send their respective shareholders a joint proxy statement/prospectus in connection with the proposed transaction. Investors and security holders are urged to read that document for more information about the proposed transaction.

CURRENT BUSINESS OUTLOOK

Improving industry conditions have enabled Equistar to deal with continuing high and volatile raw material and energy prices more successfully than at any other time in the past three years. Although it may be premature to say that the economy and the chemical industry have entered a sustained strong upturn, with continued solid global economic growth and some stabilization of energy prices, Equistar could benefit from improvement in both demand and product margins during the course of 2004.

Equistar’s sales volumes for key products have improved thus far in the second quarter 2004. Equistar completed a major maintenance turnaround in the second quarter of 2004, which will have some effect on the quarter’s operating results.

Item 3. Disclosure of Market and Regulatory Risk

Equistar’s exposure to market and regulatory risks is described in Item 7a of its Annual Report on Form 10-K for the year ended December 31, 2003. Equistar’s exposure to market and regulatory risks has not changed materially in the quarter ended March 31, 2004, except as discussed in the “Clean Air Act” section of Note 9 to the Consolidated Financial Statements.

Item 4. Controls and Procedures

Equistar performed an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer (principal executive officer) and Vice President and Controller (principal financial officer), of the effectiveness of Equistar’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2004. Based upon that evaluation, the Chief Executive Officer and the Vice President and Controller concluded that Equistar’s disclosure controls and procedures are effective.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments with respect to Equistar’s legal proceedings previously reported in the Annual Report on Form 10-K for the year ended December 31, 2003.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.1(a)	Amendment No. 1 dated as of March 26, 2004 to Amended and Restated Lyondell Chemical Company Executive Severance Pay Plan

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Principal Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

99.1	Consolidated Financial Statements (Unaudited) of Lyondell Chemical Company

(b) Reports on Form 8-K

There were no Current Reports on Form 8-K filed or furnished by Equistar during the quarter ended March 31, 2004 and through the date hereof.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equistar Chemicals, LP

Dated: May 7, 2004	/s/ Charles L. Hall
Charles L. Hall
Vice President and Controller (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)