Form 10-Q
period 2004-06-30
EQUISTAR CHEMICALS LP
filed 2004-08-06
CIK 1081158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

EQUISTAR CHEMICALS, LP

CONSOLIDATED STATEMENTS OF INCOME

	For the three months ended June 30,		For the six months ended June 30,
Millions of dollars	2004	2003	2004	2003
Sales and other operating revenues:
Trade	$1,582	$1,217	$3,072	$2,444
Related parties	517	380	989	794

	2,099	1,597	4,061	3,238

Cost of sales	1,951	1,517	3,808	3,193
Selling, general and administrative expenses	41	44	82	84
Research and development expenses	8	10	15	19
(Gain) loss on asset dispositions	—	2	(4)	14

	2,000	1,573	3,901	3,310

Operating income (loss)	99	24	160	(72)

Interest expense	(57)	(56)	(114)	(106)
Interest income	2	3	4	4
Other expense, net	(1)	(20)	(2)	(21)

Net income (loss)	$43	$(49)	$48	$(195)

See Notes to the Consolidated Financial Statements.

EQUISTAR CHEMICALS, LP

CONSOLIDATED BALANCE SHEETS

Millions of dollars	June 30, 2004	December 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$143	$199
Accounts receivable:
Trade, net	565	471
Related parties	167	137
Inventories	512	408
Prepaid expenses and other current assets	43	46

Total current assets	1,430	1,261

Property, plant and equipment, net	3,224	3,334
Investments	61	60
Other assets, net	399	373

Total assets	$5,114	$5,028

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable:
Trade	$510	$462
Related parties	61	51
Current maturities of long-term debt	1	—
Accrued liabilities	210	241

Total current liabilities	782	754

Long-term debt	2,312	2,314
Other liabilities and deferred revenues	374	359
Commitments and contingencies
Partners’ capital:
Partners’ accounts	1,667	1,619
Accumulated other comprehensive loss	(21)	(18)

Total partners’ capital	1,646	1,601

Total liabilities and partners’ capital	$5,114	$5,028

See Notes to the Consolidated Financial Statements.

EQUISTAR CHEMICALS, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
Millions of dollars	2004	2003
Cash flows from operating activities:
Net income (loss)	$48	$(195)
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Depreciation and amortization	153	154
Deferred revenues	—	159
Deferred maintenance turnaround expenditures	(51)	(51)
Debt prepayment premiums and charges	—	19
(Gain) loss on asset dispositions	(4)	14
Changes in assets and liabilities that (used) provided cash:
Accounts receivable	(124)	66
Inventories	(104)	(66)
Accounts payable	62	23
Other assets and liabilities, net	(36)	(24)

Cash (used in) provided by operating activities	(56)	99

Cash flows from investing activities:
Expenditures for property, plant and equipment	(41)	(34)
Proceeds from sales of assets	41	54

Cash provided by investing activities	—	20

Cash flows from financing activities:
Issuance of long-term debt	—	440
Repayment of long-term debt	—	(440)
Other	—	(3)

Cash used in financing activities	—	(3)

(Decrease) increase in cash and cash equivalents	(56)	116
Cash and cash equivalents at beginning of period	199	27

Cash and cash equivalents at end of period	$143	$143

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

In late March 2004, Lyondell and Millennium executed a definitive agreement for Lyondell to acquire Millennium in a stock-for-stock business combination of the two companies. Upon completion of the transaction, Lyondell would, through subsidiaries of Lyondell and Millennium, own 100% of Equistar. The proposed transaction is subject to approval by Lyondell and Millennium shareholders and other customary conditions. The proposed transaction is expected to close during the fourth quarter of 2004; however, there can be no assurance that the proposed transaction will be completed.

3. Accounts Receivable

The outstanding amount of Equistar’s accounts receivable sold under its $450 million, four-year accounts receivable sales facility was $122 million at June 30, 2004 and $102 million at December 31, 2003.

4. Inventories

Inventories consisted of the following:

Millions of dollars	June 30, 2004	December 31, 2003
Finished goods	$270	$223
Work-in-process	16	12
Raw materials	136	83
Materials and supplies	90	90

Total inventories	$512	$408

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

5. Property, Plant and Equipment, Net

The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows:

Millions of dollars	June 30, 2004	December 31, 2003

Land	$77	$76
Manufacturing facilities and equipment	6,015	6,015
Construction in progress	66	63

Total property, plant and equipment	6,158	6,154
Less accumulated depreciation	(2,934)	(2,820)

Property, plant and equipment, net	$3,224	$3,334

Depreciation and amortization is summarized as follows:

	For the three months ended June 30,		For the six months ended June 30,
Millions of dollars	2004	2003	2004	2003
Property, plant and equipment	$61	$61	$121	$124
Turnaround costs	10	7	19	14
Software costs	4	4	8	8
Other	2	4	5	8

Total depreciation and amortization	$77	$76	$153	$154

In addition, amortization of debt issuance costs of $2 million for each of the three-month periods ended June 30, 2004 and 2003, and $3 million and $4 million for the six-month periods ended June 30, 2004 and 2003, respectively, is included in interest expense in the Consolidated Statements of Income.

6. Deferred Revenues

Deferred revenues as of June 30, 2004 of $164 million represent advances from customers for partial prepayments for products to be delivered under long-term product supply contracts. Trade sales and other operating revenues include $4 million in each of the three-month periods ended June 30, 2004 and 2003, and $8 million and $4 million in the six- month periods ended June 30, 2004 and 2003, respectively, of such previously deferred revenues.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

7. Long-Term Debt

Long-term debt consisted of the following:

Millions of dollars	June 30, 2004	December 31, 2003

Inventory-based revolving credit facility	$—	$—
Other debt obligations:
Notes due 2006, 6.50%	150	150
Senior Notes due 2008, 10.125%	700	700
Notes due 2009, 8.75%	600	600
Senior Notes due 2011, 10.625%	700	700
Debentures due 2026, 7.55%	150	150
Other	3	4
Unamortized premium, net	10	10

Total long-term debt	2,313	2,314
Less current maturities	1	—

Total long-term debt, net	$2,312	$2,314

Lyondell remains a guarantor of $300 million of Equistar debt, consisting of the 6.5% notes due 2006 and the 7.55% debentures due 2026. The unaudited consolidated financial statements of Lyondell are filed as an exhibit to Equistar’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

8. Pension and Other Postretirement Benefits

Net periodic pension and other postretirement benefit costs included the following components for the periods presented:

	Pension Benefits				Other Postretirement Benefits
	For the three months ended June 30,		For the six months ended June 30,		For the three months ended June 30,		For the six months ended June 30,
Millions of dollars	2004	2003	2004	2003	2004	2003	2004	2003
Components of net periodic benefit cost:
Service cost	$4	$5	$9	$9	$—	$—	$1	$1
Interest cost	3	2	6	5	2	2	4	4
Recognized gain on plan assets	(2)	(2)	(5)	(4)	—	—	—	—
Actuarial and investment loss amortization	1	1	2	3	1	1	1	1

Net periodic benefit cost	$6	$6	$12	$13	$3	$3	$6	$6

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was enacted in December 2003. In January 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FSP FAS 106-1 permitted, and Equistar elected, to defer recognition of the effects of the Act in accounting for its plans until the FASB developed and issued authoritative guidance on accounting for subsidies provided by the Act. In May 2004, the FASB issued FSP FAS 106-2 of the same title, which gave final guidance on accounting for subsidies under the Act and requires Equistar to implement its

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

provisions no later than the third quarter 2004, if the effects are significant. Equistar is currently evaluating the impact of FSP FAS 106-2 and the Act. Through June 30, 2004, the accumulated postretirement benefit obligation and the net periodic postretirement benefit costs do not reflect any potential benefit associated with the subsidy. Equistar does not expect the effects of the Act to be a significant event and will recognize the effects at the next measurement date for plan assets and obligations, which is expected to be December 31, 2004.

9. Commitments and Contingencies

Leased Facility—Equistar’s Lake Charles facility has been idled since the first quarter of 2001, pending sustained improvement in market conditions. The facility and land, which are included in property, plant and equipment at a net book value of $148 million, are leased from a subsidiary of Occidental Petroleum Corporation (together with its subsidiaries and affiliates, “Occidental”). In May 2003, Equistar and Occidental entered into a new one-year lease, which has renewal provisions for two additional one-year periods at either party’s option. Equistar exercised its first one-year renewal option in April 2004.

Indemnification Arrangements—Lyondell, Millennium and Occidental have each agreed to provide certain indemnifications or guarantees thereof to Equistar with respect to the petrochemicals and polymers businesses they each contributed. In addition, Equistar has agreed to assume third party claims that are related to certain contingent liabilities arising prior to the contribution transactions that are filed prior to December 1, 2004 as to Lyondell and Millennium, and May 15, 2005 as to Occidental, to the extent the aggregate thereof does not exceed $7 million for each entity, subject to certain terms of the respective asset contribution agreements. As of June 30, 2004, Equistar had incurred the full $21 million assumed for these claims and liabilities. Lyondell, Millennium, Occidental and Equistar remain liable under these indemnification or guarantee arrangements to the same extent as they were before Lyondell’s August 2002 acquisition of Occidental’s interest in Equistar and will continue to remain liable to the same extent after the closing of the proposed transaction between Lyondell and Millennium – see Note 2.

Environmental Remediation—Equistar’s accrued liability for environmental matters as of June 30, 2004 was $1 million and primarily related to the Port Arthur facility, which was permanently shut down in February 2001. In the opinion of management, there is currently no material estimable range of possible loss in excess of the liability recorded for environmental remediation.

Clean Air Act—The eight-county Houston/Galveston region has been designated a severe non-attainment area for ozone by the U.S. Environmental Protection Agency (“EPA”) under a “one-hour” ozone standard. Emission reduction controls for nitrogen oxides (“NOx”), which contribute to ozone formation, must be installed at each of Equistar’s six plants located in the Houston/Galveston region prior to a November 2007 compliance deadline for the one-hour ozone standard. Revised rules adopted by the regulatory agencies changed the required NOx emission reduction levels from 90% to 80%. Under the revised 80% standard, Equistar estimates that the incremental capital expenditures would range between $165 million and $200 million. Equistar’s cumulative capital expenditures through June 30, 2004 totaled $85 million. This estimate could be affected by increased costs for stricter proposed controls over highly reactive, volatile organic compounds (“HRVOCs”). The regulatory agency for the state of Texas, the Texas Commission on Environmental Quality, or “TCEQ,” plans to finalize the HRVOC rules by December 2004. Equistar is still assessing the impact of the proposed HRVOC revisions. In addition, in April 2004, the EPA designated the eight-county Houston/Galveston region a moderate non-attainment area under an “eight-hour” ozone standard. As a result, the TCEQ must submit a plan to the EPA in 2007 to demonstrate compliance with the eight-hour ozone standard in 2010. The TCEQ is continuing with its current plan to revise the HRVOC rules in 2004. The timing and amount of the estimated expenditures are subject to these regulatory and other uncertainties, as well as to obtaining the necessary permits and approvals. There can be no assurance as to the ultimate cost of implementing any plan developed to comply with the final ozone standards.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

General—Equistar is involved in various lawsuits and proceedings. Subject to the uncertainty inherent in all litigation, management believes the resolution of these proceedings will not have a material adverse effect on the financial position, liquidity or results of operations of Equistar.

10.	Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows:

	For the three months ended June 30,		For the six months ended June 30,
Millions of dollars	2004	2003	2004	2003
Net income (loss)	$43	$(49)	$48	$(195)
Other comprehensive loss	(1)	—	(3)	—

Comprehensive income (loss)	$42	$(49)	$45	$(195)

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

Millions of dollars	Petrochemicals	Polymers	Unallocated	Eliminations	Total
For the three months ended June 30, 2004:
Sales and other operating revenues:
Customers	$1,496	$603	$—	$—	$2,099
Intersegment	471	—	—	(471)	—

Total sales and other operating revenues	1,967	603	—	(471)	2,099
Operating income (loss)	136	(6)	(31)	—	99

For the three months ended June 30, 2003:
Sales and other operating revenues:
Customers	$1,152	$445	$—	$—	$1,597
Intersegment	329	—	—	(329)	—

Total sales and other operating revenues	1,481	445	—	(329)	1,597
Operating income (loss)	85	(27)	(34)	—	24

For the six months ended June 30, 2004:
Sales and other operating revenues:
Customers	$2,901	$1,160	$—	$—	$4,061
Intersegment	932	—	—	(932)	—

Total sales and other operating revenues	3,833	1,160	—	(932)	4,061
Operating income (loss)	240	(20)	(60)	—	160

For the six months ended June 30, 2003:
Sales and other operating revenues:
Customers	$2,280	$958	$—	$—	$3,238
Intersegment	737	—	—	(737)	—

Total sales and other operating revenues	3,017	958	—	(737)	3,238
Operating income (loss)	53	(62)	(63)	—	(72)

The unallocated amounts included in operating income (loss) consisted principally of general and administrative expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with information contained in the Consolidated Financial Statements of Equistar Chemicals, LP (“Equistar”) and the notes thereto.

In addition to comparisons of current operating results with the same period in the prior year, Equistar has included certain “trailing quarter” comparisons of second quarter 2004 operating results to first quarter 2004 operating results. Equistar’s businesses are highly cyclical in addition to experiencing some less significant seasonal effects. Trailing quarter comparisons may offer important insight into the current business direction of Equistar.

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

The global economy strengthened and chemical industry supply/demand balances improved during the first six months of 2004. However, the high level and volatility of raw material and energy costs during this period offset some of the benefits of the stronger economy and improved supply/demand balances.

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

Equistar has the ability to shift its ratio of raw materials used in the production of olefins to take advantage of the relative costs of liquids and NGLs. The following table shows the average benchmark prices for crude oil and natural gas for the applicable periods, as well as benchmark sales prices for ethylene and co-product propylene, which Equistar produces and sells. The benchmark weighted average cost of ethylene production is based on CMAI’s estimated average ratio of liquid and NGL raw materials used in U.S. ethylene production and is subject to revision.

	Average Benchmark Price
	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Crude oil – dollars per barrel	38.30	29.03	36.75	31.55
Natural gas – dollars per million BTUs	5.88	5.26	5.60	5.80
Weighted average cost of ethylene production – cents per pound	20.32	17.26	20.92	19.78
Ethylene – cents per pound	31.50	30.33	31.50	29.38
Propylene – cents per pound	30.75	23.50	29.08	23.08

In the second quarter 2004, as indicated by the benchmark crude oil and natural gas prices in the above table, raw material and energy costs continued in an upward trend, while in the second quarter 2003 these costs moderated somewhat. This resulted in more pressure on industry product margins in the second quarter 2004 compared to the second quarter 2003.

On the other hand, the improvement in the global economy and industry supply/demand balances contributed to steady industry demand in the second quarter 2004, whereas in the second quarter 2003, demand weakened due to economic uncertainties. As a result, the second quarter and first six months of 2004 generally saw higher industry sales volumes than the comparable 2003 periods. Second quarter 2004 U.S. ethylene demand grew 17% compared to a weak second quarter 2003, while six-month 2004 demand grew 9% compared to the first six months of 2003.

For Equistar, the above factors contributed to lower average product margins but higher sales volumes in the second quarter 2004 compared to the second quarter 2003. In the first six months of 2004 compared to the first six months of 2003, Equistar benefited from higher sales volumes and higher average product margins. In the first six months of 2004, Equistar and other ethylene producers using crude oil-based liquid raw materials benefited from significantly higher prices for co-products such as propylene, benzene and fuels, which acted to offset the effect of high crude oil prices on the cost of such raw materials. The stronger domestic gasoline market in 2004 benefited fuels-related products at Equistar.

RESULTS OF OPERATIONS

Net Income—Equistar had net income of $43 million in the second quarter 2004 compared to a net loss of $49 million in the second quarter 2003. The $92 million improvement was primarily due to higher second quarter 2004 ethylene and derivative sales volumes, which increased 25% compared to the second quarter 2003. The improvement in sales volumes was partly offset by lower ethylene and polyethylene product margins as higher raw material and energy costs during the 2004 period were not entirely recovered by increases in sales prices. Raw material costs increased significantly as crude oil prices averaged more than 30% higher than during the second quarter 2003. The second quarter 2003 was negatively affected by $19 million of refinancing costs.

Equistar had net income of $48 million in the first six months of 2004 compared to a net loss of $195 million in the first six months of 2003. The $243 million improvement resulted from higher product margins and sales volumes in the first six months of 2004 compared to the first six months of 2003. Ethylene and derivative sales volumes increased 14% compared to the first six months of 2003. In addition to the $19 million of refinancing costs, the first six months of 2003 included a $12 million loss from the sale of a polypropylene production facility.

Second Quarter 2004 versus First Quarter 2004

Equistar’s second quarter 2004 net income of $43 million compares to net income of $5 million in the first quarter 2004. The $38 million improvement resulted from increases in sales prices of co-products, such as propylene, benzene and fuels, and ethylene derivatives that more than offset increases in raw material costs. The benchmark price of propylene increased nearly 3.5 cents per pound, or 12%, and the benchmark price of benzene increased 51 cents per gallon, or 27%, from the first quarter 2004, while the benchmark price of ethylene was unchanged. Ethylene and derivative sales volumes increased 3.5% compared to the first quarter 2004.

Segment Data

The following tables reflect selected sales volume data, including intersegment sales volumes, and summarized financial information for Equistar’s business segments.

	For the three months ended June 30,		For the six months ended June 30,
In millions	2004	2003	2004	2003
Selected petrochemicals products:
Olefins (pounds)	4,383	3,723	8,660	7,644
Aromatics (gallons)	80	98	173	192
Polymers products (pounds)	1,514	1,143	2,915	2,540

Millions of dollars
Sales and other operating revenues:
Petrochemicals segment	$1,967	$1,481	$3,833	$3,017
Polymers segment	603	445	1,160	958
Intersegment eliminations	(471)	(329)	(932)	(737)

Total	$2,099	$1,597	$4,061	$3,238

Cost of sales:
Petrochemicals segment	$1,826	$1,392	$3,587	$2,956
Polymers segment	596	454	1,153	974
Intersegment eliminations	(471)	(329)	(932)	(737)

Total	$1,951	$1,517	$3,808	$3,193

Other operating expenses:
Petrochemicals segment	$4	$4	$5	$8
Polymers segment	14	18	28	46
Unallocated	31	34	60	63

Total	$49	$56	$93	$117

Operating income (loss):
Petrochemicals segment	$136	$85	$240	$53
Polymers segment	(6)	(27)	(20)	(62)
Unallocated	(31)	(34)	(60)	(63)

Total	$99	$24	$160	$(72)

Petrochemicals Segment

Revenues—Revenues of $2.0 billion in the second quarter 2004 increased 33% compared to revenues of $1.5 billion in the second quarter 2003, while revenues of $3.8 billion in the first six months of 2004 increased 27% compared to revenues of $3.0 billion in the first six months of 2003. The increases reflect higher average sales prices and higher sales volumes during the 2004 periods compared to the 2003 periods. Benchmark ethylene sales prices increased 4% in the second quarter 2004 compared to the second quarter 2003 and 7% in the first six months of 2004 compared to the first six months of 2003, while benchmark propylene sales prices averaged 31% higher in the second quarter 2004 compared to the second quarter 2003 and 26% higher in the first six months of 2004 compared to the first six months of 2003. Sales volumes increased 12% in the second quarter 2004 compared to the second quarter 2003 and 10% in the first six months of 2004 compared to the first six months of 2003 due to increased demand compared to the 2003 periods.

Cost of Sales—Cost of sales of $1.8 billion in the second quarter 2004 increased 31% compared to $1.4 billion in the second quarter 2003, while cost of sales of $3.6 billion in the first six months of 2004 increased 21% compared to $3.0 billion in the first six months of 2003. The increases reflect the higher sales volumes and the higher cost of raw materials. The cost of liquid raw materials was affected by 32% higher crude oil costs in the second quarter 2004 compared to the second quarter 2003 and 16% higher crude oil costs in the first six months of 2004 compared to the first six months of 2003.

Operating Income—Operating income in the second quarter 2004 of $136 million compares to operating income of $85 million in the second quarter 2003. The improvement of $51 million was primarily due to the higher sales volumes in the second quarter 2004 compared to the second quarter 2003.

Operating income of $240 million in the first six months of 2004 compares to operating income of $53 million in the first six months of 2003. The $187 million improvement resulted from higher product margins and sales volumes compared to the first six months of 2003. The effect of sales price increases in response to higher raw material and energy costs were generally more favorable than in the first six months of 2003 due to improved supply/demand fundamentals, resulting in higher average product margins than in the 2003 period.

Polymers Segment

Revenues—Revenues of $603 million in the second quarter 2004 increased 36% compared to revenues of $445 million in the second quarter 2003, while revenues of $1,160 million in the first six months of 2004 increased 21% compared to revenues of $958 million in the first six months of 2003. The increases were due to higher sales volumes and higher average sales prices in the 2004 periods compared to the 2003 periods. Sales volumes increased 33% in the second quarter 2004 compared to the second quarter 2003 and 15% in the first six months of 2004 compared to the first six months of 2003, reflecting stronger demand. The average sales price increases in the 2004 periods reflected the higher demand and higher raw material costs.

Cost of Sales—Cost of sales of $596 million in the second quarter 2004 increased 31% compared to $454 million in the second quarter 2003, while cost of sales of $1,153 million in the first six months of 2004 increased 18% compared to $974 million in the first six months of 2003. The increases reflect the increases in sales volumes, along with higher raw material costs, primarily ethylene. Benchmark ethylene costs were 4% higher in the second quarter 2004 compared to the second quarter 2003 and 7% higher in the first six months of 2004 compared to the first six months of 2003.

Other Operating Expenses—Other operating expenses of $14 million in the second quarter 2004 compared to $18 million in the second quarter 2003, while other operating expenses of $28 million in the first six months of 2004 compared to $46 million in the first six months of 2003. The first six months of 2003 included a $12 million loss on the sale of Equistar’s polypropylene production facility in Pasadena, Texas.

Operating Loss—For the second quarter 2004, the polymers segment had an operating loss of $6 million compared to an operating loss of $27 million in the second quarter 2003. The $21 million improvement in the second quarter 2004 was primarily the result of the higher sales volumes compared to the second quarter 2003.

For the first six months of 2004, the polymers segment had an operating loss of $20 million compared to an operating loss of $62 million in the first six months of 2003. The lower operating loss in the first six months of 2004 was primarily due to the increase in sales volumes. In addition, the first six months of 2003 included a $12 million loss on the sale of the polypropylene production facility.

FINANCIAL CONDITION

Operating Activities—Operating activities used cash of $56 million in the first six months of 2004, but provided cash of $99 million in the first six months of 2003. The $155 million change primarily reflects a $159 million payment received in the first six months of 2003 as a partial prepayment for propylene to be delivered over a period of 15 years in connection with a long-term propylene supply arrangement entered into in March 2003. The earnings improvement to $48 million in the first six months of 2004, compared to a loss of $195 million in the first six months of 2003, was substantially offset by a net increase of $166 million in the main components of working capital – receivables, inventory and payables – in the first six months of 2004 compared to a small net decrease in the 2003 period. The increase in working capital in the first six months of 2004 was primarily due to receivables and reflected higher product sales prices and sales volumes compared to the first six months of 2003.

In consideration of discounts offered to certain customers for early payment for product, some receivable amounts were collected in June 2004 and June 2003 that otherwise would have been expected to be collected in July of the respective years. This included $42 million in June 2004 and $32 million in June 2003 from Occidental Chemical Corporation, a subsidiary of Occidental Petroleum Corporation (together with its subsidiaries and affiliates, collectively “Occidental”).

The outstanding amount of Equistar’s accounts receivable sold under its accounts receivable sales facility increased $20 million to $122 million during the first six months of 2004 which was comparable to an increase of $19 million to $100 million during the first six months of 2003.

Investing Activities—Investing activities were neutral in the first six months of 2004, but provided cash of $20 million in the first six months of 2003. Proceeds from asset sales were $41 million in the first six months of 2004, primarily from sales of railcars. In the second quarter of 2004, Equistar sold certain railcars for $37 million and leased the railcars from the buyer under an operating lease agreement. The first six months of 2003 included $54 million of proceeds from sales of assets, including $35 million from the sale of the polypropylene production facility and $19 million from railcar sale-leaseback transactions.

Equistar’s capital expenditures were $41 million in the first six months of 2004 and $34 million in the first six months of 2003. The higher level of expenditures in the first six months of 2004 reflected increased spending for regulatory and environmental compliance projects. Equistar’s capital budget for 2004 is $148 million. Equistar expects that full year 2004 capital spending will be at or slightly below the budgeted level.

Financing Activities—Financing activities had no cash effect during the first six months of 2004. Cash used by financing activities was $3 million in the first six months of 2003.

The Equistar credit facility was amended in June 2004 to clarify certain provisions relating to, among other matters, the proposed transaction with Millennium Chemicals Inc. (“Millennium”). See “Proposed Transaction Between Lyondell and Millennium.”

In the first six months of 2003, Equistar repaid $104 million borrowed during the quarter under the previous revolving credit facility with a portion of the proceeds received from the 15-year propylene supply arrangement and sale of the polypropylene production facility in March 2003.

In April 2003, Equistar completed a private placement of $450 million of 10.625% senior notes due in 2011. The proceeds, net of related fees, were used to prepay $300 million of 8.5% notes due in the first quarter 2004, approximately $122 million of outstanding term loans under Equistar’s credit facility and prepayment premiums of approximately $17 million.

Equistar did not make distributions to its partners in the first six months of 2004 or 2003 as a result of weak business conditions in recent periods. Certain of Equistar’s indentures contain provisions that require payment of penalty interest if distributions are made without meeting certain financial ratio requirements. As of June 30, 2004, Equistar met these financial ratio requirements and is permitted to make distributions during the third quarter 2004 without incurring penalty interest payments.

Liquidity and Capital Resources—At June 30, 2004, Equistar’s long-term debt, including current maturities, totaled $2.3 billion, or approximately 58% of its total capitalization. Equistar had cash on hand of $143 million. In addition, the total amount available at June 30, 2004 under both the $250 million inventory-based revolving credit facility and the $450 million accounts receivable sales facility was approximately $465 million, which gave effect to the borrowing base and was net of a $75 million unused availability requirement, the $122 million sold under the accounts receivable sales facility and $38 million of outstanding letters of credit under the revolving credit facility. The borrowing base is determined using a formula applied to accounts receivable and inventory balances. The new revolving credit facility requires that the unused available amounts under that facility and the $450 million accounts receivable sales facility equal or exceed $75 million through March 30, 2005 and $50 million thereafter or $100 million thereafter if the interest coverage ratio, as defined, is less than 2:1. There was no borrowing under the revolving credit facility at June 30, 2004.

Equistar’s ability to pay or refinance its debt will depend on future operating performance, which could be affected by general economic, financial, competitive, legislative, regulatory, business and other factors, many of which are beyond its control. Management believes that conditions will be such that cash balances, cash flow from operations, cash generated from higher utilization of the accounts receivable sales facility and funding under the credit facility will be adequate to meet anticipated future cash requirements, including scheduled debt repayments, other contractual obligations, necessary capital expenditures, ongoing operations and distributions to owners. However, if future operating cash flows are less than currently anticipated, due to raw material prices or other factors, Equistar may be forced to reduce or delay capital expenditures or distributions to its owners, sell assets, or reduce operating expenditures.

Long-Term Debt—The $250 million inventory-based revolving credit facility and the indentures governing Equistar’s senior notes contain covenants that, subject to certain exceptions, restrict lien incurrence, debt incurrence, sales of assets, investments, capital expenditures, certain payments, and mergers. The breach of these covenants would permit the lenders or noteholders to declare any outstanding debt immediately payable and would permit the lenders under Equistar’s new credit facility to terminate future lending commitments. Equistar was in compliance with all covenants under these agreements as of June 30, 2004.

Off-Balance Sheet Arrangements—Equistar’s off-balance sheet arrangements are described in Item 7 of its Annual Report on Form 10-K for the year ended December 31, 2003. Equistar’s off-balance sheet arrangements did not change materially in the quarter ended June 30, 2004, except as noted below.

At June 30, 2004, the outstanding amount of Equistar’s accounts receivable sold under an accounts receivable sales facility entered into in December 2003 was $122 million compared to $217 million at March 31, 2004. The outstanding amount sold at December 31, 2003 was $102 million. The facility accelerates availability to the business of cash from product sales that otherwise would have been collected over the normal billing and collection cycle. The availability of the accounts receivable sales facility provides one element of Equistar’s ongoing sources of liquidity and capital resources. Upon termination of the facility, cash collections related to accounts receivable then in the pool would first be applied to the outstanding interest sold, but Equistar would in no event be required to repurchase such interest.

The Equistar accounts receivable sales facility was amended in June 2004 to clarify certain provisions relating to, among other matters, the proposed transaction between Lyondell and Millennium. See “Proposed Transaction Between Lyondell and Millennium.”

PROPOSED TRANSACTION BETWEEN LYONDELL AND MILLENNIUM

In late March 2004, Lyondell and Millennium executed a definitive agreement for Lyondell to acquire Millennium in a stock-for-stock business combination of the two companies. Upon completion of the transaction, Lyondell would, through subsidiaries of Lyondell and Millennium, own 100% of Equistar. The proposed transaction is subject to approval by Lyondell and Millennium shareholders and other customary conditions. Lyondell and Millennium have obtained amendments to Lyondell’s and Millennium’s respective bank credit agreements and Lyondell’s accounts receivable sales facility that were required to permit the proposed transaction. The Equistar credit facility and accounts receivable sales facility also were amended in June 2004 to clarify certain provisions relating to, among other matters, the proposed transaction. The proposed transaction is expected to close during the fourth quarter of 2004; however, there can be no assurance that the proposed transaction will be completed. Lyondell and Millennium will send their respective shareholders a joint proxy statement/prospectus in connection with the proposed transaction. Investors and security holders are urged to read that document for more information about the proposed transaction.

CURRENT BUSINESS OUTLOOK

Industry conditions have continued to reflect an improving supply/demand balance. The industry and Equistar’s product lines continue to move through the early phase of a cyclical recovery, and Equistar expects that this trend will continue. However, near-term results will remain vulnerable to the volatility of crude oil and natural gas prices, as well as consumer spending patterns. Equistar anticipates that it will begin making cash distributions to its owners in the third quarter 2004.

Item 3. Disclosure of Market and Regulatory Risk

Equistar’s exposure to market and regulatory risks is described in Item 7a of its Annual Report on Form 10-K for the year ended December 31, 2003. Equistar’s exposure to market and regulatory risks has not changed materially in the six months ended June 30, 2004, except as discussed in the “Clean Air Act” section of Note 9 to the Consolidated Financial Statements.

Item 4. Controls and Procedures

Equistar performed an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer (principal executive officer) and Vice President and Controller (principal financial officer), of the effectiveness of Equistar’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2004. Based upon that evaluation, the Chief Executive Officer and the Vice President and Controller concluded that Equistar’s disclosure controls and procedures are effective.

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

FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this report are “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements can be identified by words such as “estimate,” “believe,” “expect,” “anticipate,” “plan,” “budget” or other words that convey the uncertainty of future events or outcomes. Many of these forward-looking statements have been based on expectations and assumptions about future events that may prove to be inaccurate. While management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond Equistar’s control. Equistar’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to:

•	the availability, cost and price volatility of raw materials and utilities,

•	uncertainties associated with the United States and worldwide economies, including those due to political tensions in the Middle East and elsewhere,

•	current and potential governmental regulatory actions in the United States and regulatory actions and political unrest in other countries,

•	terrorist acts,

•	operating interruptions (including leaks, explosions, fires, weather-related incidents, mechanical failures, unscheduled downtimes, labor difficulties, transportation interruptions, spills and releases and other environmental risks),

•	the cyclical nature of the chemical industry,

•	competitive products and pricing pressures,

•	industry production capacities and operating rates,

•	the supply/demand balances for Equistar’s products,

•	access to capital markets,

•	technological developments, and

•	Equistar’s ability to implement its business strategies.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments with respect to Equistar’s legal proceedings previously reported in the Annual Report on Form 10-K for the year ended December 31, 2003, except as described below:

In August 2003, the EPA notified Equistar that it was seeking a civil penalty arising from a 1999 inspection relating to alleged violations of Clean Air Act regulations at Equistar’s Lake Charles plant. Equistar has reached a settlement with the EPA, which includes a civil penalty in the amount of $195,000. On August 2, 2004, the Federal District Court in Louisiana approved the consent decree between Equistar and the EPA.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

4.2(a)	Amendment No. 1 dated as of June 25, 2004 to Credit Agreement dated as of December 17, 2003 among Equistar Chemicals, LP, the subsidiaries of Equistar Chemicals, LP party thereto, the lenders party thereto and Bank One, NA, Credit Suisse First Boston and JP Morgan Chase Bank as Co-Documentation Agents, Bank of America, N.A. and Citicorp USA, Inc. as Co-Collateral Agents, and Citicorp USA, Inc. as Administrative Agent

4.8(a)	Amendment No. 1 dated as of June 25, 2004 to Receivables Purchase Agreement dated as of December 17, 2003 among Equistar Receivables II, LLC as the seller, Equistar Chemicals, LP as the servicer, the banks and other financial institutions party thereto as purchasers, Bank One, NA, Credit Suisse First Boston and JP Morgan Chase Bank as Co-Documentation Agents, Citicorp USA, Inc. and Bank of America, N.A. as Co-Asset Agents, Citicorp USA, Inc., as Administrative Agent, and Citigroup Global Markets Inc. and Banc of America Securities LLC as Joint Lead Arrangers and Joint Bookrunners

4.9(a)	Amendment No. 1 dated as of June 25, 2004 to Undertaking Agreement dated as of December 17, 2003 by Equistar Chemicals, LP

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Principal Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

99.1	Consolidated Financial Statements (Unaudited) of Lyondell Chemical Company

(b) Reports on Form 8-K

There were no Current Reports on Form 8-K filed or furnished by Equistar during the quarter ended June 30, 2004 and through the date hereof.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equistar Chemicals, LP

Dated: August 6, 2004	/s/ Charles L. Hall
Charles L. Hall
Vice President and Controller
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)