Form 10-Q
period 2004-09-30
EQUISTAR CHEMICALS LP
filed 2004-11-08
CIK 1081158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

EQUISTAR CHEMICALS, LP

CONSOLIDATED STATEMENTS OF INCOME

	For the three months ended September 30,		For the nine months ended September 30,
Millions of dollars	2004	2003	2004	2003
Sales and other operating revenues:
Trade	$1,816	$1,225	$4,888	$3,669
Related parties	623	417	1,612	1,211

	2,439	1,642	6,500	4,880

Cost of sales	2,255	1,561	6,063	4,754
Selling, general and administrative expenses	47	47	129	131
Research and development expenses	8	10	23	29
(Gain) loss on asset dispositions	—	12	(4)	26

	2,310	1,630	6,211	4,940

Operating income (loss)	129	12	289	(60)

Interest expense	(57)	(53)	(171)	(159)
Interest income	2	2	6	6
Other expense, net	(2)	(1)	(4)	(22)

Net income (loss)	$72	$(40)	$120	$(235)

See Notes to the Consolidated Financial Statements.

EQUISTAR CHEMICALS, LP

CONSOLIDATED BALANCE SHEETS

Millions of dollars	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$147	$199
Accounts receivable:
Trade, net	651	471
Related parties	162	137
Inventories	497	408
Prepaid expenses and other current assets	34	46

Total current assets	1,491	1,261

Property, plant and equipment, net	3,198	3,334
Investments	60	60
Other assets, net	376	373

Total assets	$5,125	$5,028

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable:
Trade	$522	$462
Related parties	59	51
Current maturities of long-term debt	1	—
Accrued liabilities	233	241

Total current liabilities	815	754

Long-term debt	2,312	2,314
Other liabilities and deferred revenues	380	359
Commitments and contingencies
Partners’ capital:
Partners’ accounts	1,639	1,619
Accumulated other comprehensive loss	(21)	(18)

Total partners’ capital	1,618	1,601

Total liabilities and partners’ capital	$5,125	$5,028

See Notes to the Consolidated Financial Statements.

EQUISTAR CHEMICALS, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,
Millions of dollars	2004	2003
Cash flows from operating activities:
Net income (loss)	$120	$(235)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	234	230
Deferred revenues	—	159
Deferred maintenance turnaround expenditures	(55)	(65)
(Gain) loss on asset dispositions	(4)	26
Debt prepayment premiums and charges	—	19
Changes in assets and liabilities that (used) provided cash:
Accounts receivable	(205)	56
Inventories	(89)	(36)
Accounts payable	80	(8)
Accrued interest	(16)	(29)
Other assets and liabilities, net	11	(19)

Cash provided by operating activities	76	98

Cash flows from investing activities:
Expenditures for property, plant and equipment	(69)	(62)
Proceeds from sales of assets	41	69

Cash (used in) provided by investing activities	(28)	7

Cash flows from financing activities:
Distributions to owners	(100)	—
Issuance of long-term debt	—	439
Repayment of long-term debt	—	(469)
Net borrowing under lines of credit	—	29
Other	—	(3)

Cash used in financing activities	(100)	(4)

(Decrease) increase in cash and cash equivalents	(52)	101
Cash and cash equivalents at beginning of period	199	27

Cash and cash equivalents at end of period	$147	$128

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

In late March 2004, Lyondell and Millennium executed a definitive agreement for Lyondell to acquire Millennium in a stock-for-stock business combination. Upon completion of the transaction, Lyondell would, through subsidiaries of Lyondell and Millennium, own 100% of Equistar. The proposed transaction is subject to approval by Lyondell and Millennium shareholders and other customary conditions. The proposed transaction is expected to close after the close of business on November 30, 2004; however, there can be no assurance that the proposed transaction will be completed.

3. Accounts Receivable

The outstanding amount of Equistar’s accounts receivable sold under its $450 million, four-year accounts receivable sales facility was $120 million at September 30, 2004 and $102 million at December 31, 2003. The Equistar accounts receivable sales facility was amended in June 2004 to clarify certain provisions.

4. Inventories

Inventories consisted of the following:

Millions of dollars	September 30, 2004	December 31, 2003
Finished goods	$264	$223
Work-in-process	12	12
Raw materials	131	83
Materials and supplies	90	90

Total inventories	$497	$408

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

5. Property, Plant and Equipment, Net

The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows:

Millions of dollars	September 30, 2004	December 31, 2003
Land	$77	$76
Manufacturing facilities and equipment	6,037	6,015
Construction in progress	75	63

Total property, plant and equipment	6,189	6,154
Less accumulated depreciation	(2,991)	(2,820)

Property, plant and equipment, net	$3,198	$3,334

Depreciation and amortization is summarized as follows:

	For the three months ended September 30,		For the nine months ended September 30,
Millions of dollars	2004	2003	2004	2003
Property, plant and equipment	$64	$61	$185	$185
Turnaround costs	10	8	29	22
Software costs	4	4	12	12
Other	3	3	8	11

Total depreciation and amortization	$81	$76	$234	$230

In addition, amortization of debt issuance costs of $1 million and $2 million for the three-month periods ended September 30, 2004 and 2003, respectively, and $4 million and $6 million for the nine-month periods ended September 30, 2004 and 2003, respectively, is included in interest expense in the Consolidated Statements of Income.

6. Deferred Revenues

Deferred revenues at September 30, 2004 of $161 million represent advances from customers for partial prepayments for products to be delivered under long-term product supply contracts. Trade sales and other operating revenues include $4 million in each of the three-month periods ended September 30, 2004 and 2003, and $12 million and $8 million in the nine-month periods ended September 30, 2004 and 2003, respectively, of such previously deferred revenues.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

7. Long-Term Debt

Long-term debt consisted of the following:

Millions of dollars	September 30, 2004	December 31, 2003
Inventory-based revolving credit facility	$—	$—
Other debt obligations:
Notes due 2006, 6.5%	150	150
Senior Notes due 2008, 10.125%	700	700
Notes due 2009, 8.75%	600	600
Senior Notes due 2011, 10.625%	700	700
Debentures due 2026, 7.55%	150	150
Other	4	4
Unamortized premium, net	9	10

Total long-term debt	2,313	2,314
Less current maturities	1	—

Total long-term debt, net	$2,312	$2,314

The Equistar credit facility was amended in June 2004 to clarify certain provisions. Lyondell remains a guarantor of $300 million of Equistar debt, consisting of the 6.5% notes due 2006 and the 7.55% debentures due 2026. The unaudited consolidated financial statements of Lyondell are filed as an exhibit to Equistar’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004.

8. Pension and Other Postretirement Benefits

Net periodic pension and other postretirement benefit costs included the following components for the periods presented:

	Pension Benefits				Other Postretirement Benefits
	For the three months ended September 30,		For the nine months ended September 30,		For the three months ended September 30,		For the nine months ended September 30,
Millions of dollars	2004	2003	2004	2003	2004	2003	2004	2003
Components of net periodic benefit cost:
Service cost	$5	$4	$14	$13	$1	$1	$2	$2
Interest cost	3	3	9	8	2	2	6	6
Recognized gain on plan assets	(3)	(2)	(8)	(6)	—	—	—	—
Actuarial and investment loss amortization	1	2	3	5	—	—	1	1

Net periodic benefit cost	$6	$7	$18	$20	$3	$3	$9	$9

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was enacted in December 2003. In January 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. As permitted by FSP FAS 106-1, Equistar elected to defer recognition of the effects of the Act in accounting for its plans until the FASB developed and issued authoritative guidance on accounting for subsidies provided by the Act. In May 2004, the FASB issued FSP FAS 106-2 of the

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

same title, which gave final guidance on accounting for subsidies under the Act and requires Equistar to implement its provisions no later than the third quarter 2004, if the effects are significant. Equistar does not expect the Act to have a significant effect on its financial statements. Through September 30, 2004, the accumulated postretirement benefit obligation and the net periodic postretirement benefit costs do not reflect any potential benefit associated with the subsidy.

9. Commitments and Contingencies

Leased Facility—Equistar’s Lake Charles facility has been idled since the first quarter of 2001, pending sustained improvement in market conditions. The facility and land, which are included in property, plant and equipment at a net book value of $146 million, are leased from a subsidiary of Occidental Petroleum Corporation (together with its subsidiaries and affiliates, “Occidental”). In May 2003, Equistar and Occidental entered into a new one-year lease, which has renewal provisions for two additional one-year periods at either party’s option. Equistar exercised its first one-year renewal option in April 2004.

Indemnification Arrangements—Lyondell, Millennium and Occidental have each agreed to provide certain indemnifications or guarantees thereof to Equistar with respect to the petrochemicals and polymers businesses they each contributed. In addition, Equistar has agreed to assume third party claims that are related to certain contingent liabilities arising prior to the contribution transactions that are filed prior to December 1, 2004 as to Lyondell and Millennium, and May 15, 2005 as to Occidental, to the extent the aggregate thereof does not exceed $7 million for each entity, subject to certain terms of the respective asset contribution agreements. As of September 30, 2004, Equistar had incurred the full $21 million assumed for these claims and liabilities. Lyondell, Millennium, Occidental and Equistar remain liable under these indemnification or guarantee arrangements to the same extent as they were before Lyondell’s August 2002 acquisition of Occidental’s interest in Equistar and will continue to remain liable to the same extent after the closing of the proposed transaction between Lyondell and Millennium – see Note 2.

Environmental Remediation—Equistar’s accrued liability for environmental matters as of September 30, 2004 was $1 million and primarily related to the Port Arthur facility, which was permanently shut down in February 2001. In the opinion of management, there is currently no material estimable range of possible loss in excess of the liability recorded for environmental remediation.

Clean Air Act—The eight-county Houston/Galveston region has been designated a severe non-attainment area for ozone by the U.S. Environmental Protection Agency (“EPA”) under a “one-hour” ozone standard. Emission reduction controls for nitrogen oxides (“NOx”), which contribute to ozone formation, must be installed at each of Equistar’s six plants located in the Houston/Galveston region prior to a November 2007 compliance deadline for the one-hour ozone standard. Revised rules adopted by the regulatory agencies changed the required NOx emission reduction levels from 90% to 80%. Under the revised 80% standard, Equistar estimates that the incremental capital expenditures would range between $165 million and $200 million. Equistar’s cumulative capital expenditures through September 30, 2004 totaled $96 million. This estimate could be affected by increased costs for stricter proposed controls over highly reactive, volatile organic compounds (“HRVOCs”). The regulatory agency for the state of Texas, the Texas Commission on Environmental Quality (“TCEQ”), plans to finalize the HRVOC rules by December 2004. Equistar is still assessing the impact of the proposed HRVOC revisions. In addition, in April 2004, the EPA designated the eight-county Houston/Galveston region a moderate non-attainment area under an “eight-hour” ozone standard. As a result, the TCEQ must submit a plan to the EPA in 2007 to demonstrate compliance with the eight-hour ozone standard in 2010. The TCEQ is continuing with its current plan to revise the HRVOC rules in 2004. The timing and amount of the estimated expenditures are subject to these regulatory and other uncertainties, as well as to obtaining the necessary permits and approvals. There can be no assurance as to the ultimate cost of implementing any plan developed to comply with the final ozone standards.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

General—Equistar is involved in various lawsuits and proceedings. Subject to the uncertainty inherent in all litigation, management believes the resolution of these proceedings will not have a material adverse effect on the financial position, liquidity or results of operations of Equistar.

10. Comprehensive Income

The components of comprehensive income (loss) were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
Millions of dollars	2004	2003	2004	2003
Net income (loss)	$72	$(40)	$120	$(235)
Other comprehensive loss	—	—	(3)	—

Comprehensive income (loss)	$72	$(40)	$117	$(235)

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

Millions of dollars	Petrochemicals	Polymers	Unallocated	Eliminations	Total
For the three months ended September 30, 2004:
Sales and other operating revenues:
Customers	$1,772	$667	$—	$—	$2,439
Intersegment	505	—	—	(505)	—

Total sales and other operating revenues	2,277	667	—	(505)	2,439
Operating income	132	32	(35)	—	129

For the three months ended September 30, 2003:
Sales and other operating revenues:
Customers	$1,125	$517	$—	$—	$1,642
Intersegment	366	—	—	(366)	—

Total sales and other operating revenues	1,491	517	—	(366)	1,642
Operating income (loss)	66	(19)	(35)	—	12

For the nine months ended September 30, 2004:
Sales and other operating revenues:
Customers	$4,673	$1,827	$—	$—	$6,500
Intersegment	1,437	—	—	(1,437)	—

Total sales and other operating revenues	6,110	1,827	—	(1,437)	6,500
Operating income	372	12	(95)	—	289

For the nine months ended September 30, 2003:
Sales and other operating revenues:
Customers	$3,404	$1,476	$—	$—	$4,880
Intersegment	1,104	—	—	(1,104)	—

Total sales and other operating revenues	4,508	1,476	—	(1,104)	4,880
Operating income (loss)	119	(81)	(98)	—	(60)

The unallocated amounts included in operating income (loss) consisted principally of general and administrative expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with information contained in the Consolidated Financial Statements of Equistar Chemicals, LP (“Equistar”) and the notes thereto.

In addition to comparisons of current operating results with the same period in the prior year, Equistar has included certain “trailing quarter” comparisons of third quarter 2004 operating results to second quarter 2004 operating results. Equistar’s businesses are highly cyclical in addition to experiencing some less significant seasonal effects. Trailing quarter comparisons may offer important insight into the current business direction of Equistar.

References to industry benchmark prices or costs, including the weighted average cost of ethylene production, are generally to industry prices and costs reported by Chemical Marketing Associates, Incorporated (“CMAI”), except that crude oil and natural gas benchmark price references are to industry prices reported by Platts, a reporting service of The McGraw-Hill Companies.

OVERVIEW

General— Equistar produces and markets olefins, including ethylene, propylene, and butadiene; aromatics, including benzene and toluene; and oxygenated products, including ethylene oxide and derivatives, ethylene glycol, ethanol and methyl tertiary butyl ether (“MTBE”) in its petrochemicals segment. Additionally, Equistar produces and markets polyolefins, including high density polyethylene (“HDPE”), low density polyethylene (“LDPE”), linear-low density polyethylene (“LLDPE”) and polypropylene; and performance polymers products, including wire and cable insulating resins, and polymeric powders in its polymers segment.

A stronger global economy led to increased demand and tighter chemical industry supply/demand balances in the third quarter and first nine months of 2004 compared to the third quarter and first nine months of 2003. U.S. ethylene demand grew an estimated 9% in the third quarter and first nine months of 2004 compared to the same periods in 2003. In this improved business environment, the industry experienced higher sales volumes and generally higher product margins in the third quarter and first nine months of 2004 compared to the same periods in 2003.

Equistar was generally able to implement sales price increases that more than offset the effect of significantly higher raw material and energy costs. In addition to higher sales prices for ethylene and derivatives, Equistar benefited from significantly higher prices for co-products such as propylene, benzene and fuels. The higher raw material and energy costs in the third quarter and first nine months of 2004 reflected the effect of a significant escalation in crude oil prices and ongoing high natural gas costs compared to the same periods in 2003.

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

	Average Benchmark Price
	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Crude oil – dollars per barrel	43.87	30.20	39.12	31.10
Natural gas – dollars per million BTUs	5.68	4.95	5.62	5.51
Weighted average cost of ethylene production – cents per pound	23.92	18.84	21.79	19.50
Ethylene – cents per pound	32.83	27.25	31.94	28.67
Propylene – cents per pound	30.83	19.33	29.67	21.83

In the third quarter and first nine months of 2004, as indicated in the above table, benchmark crude oil prices continued to escalate compared to the same periods in 2003, putting upward pressure on the cost of crude oil-based liquid raw materials.

RESULTS OF OPERATIONS

Net Income—Equistar’s net income was $72 million and $120 million in the third quarter and first nine months of 2004, respectively, compared to net losses of $40 million and $235 million in the third quarter and first nine months of 2003, respectively. The improvements were due to higher sales prices and margins, and to higher sales volumes. The higher sales prices more than offset the effect of significantly higher raw material and energy costs compared to the 2003 periods. In addition to higher sales prices for ethylene and derivatives, Equistar benefited from significantly higher prices for co-products such as propylene, benzene and fuels compared to the 2003 periods. The higher raw material and energy costs during the 2004 periods reflected the effect of 45% and 26% higher average benchmark crude oil prices in the third quarter and first nine months of 2004, respectively, as well as ongoing high natural gas prices compared to the 2003 periods. As a result of higher demand, ethylene and derivative sales volumes for the third quarter and first nine months of 2004 were 6% and 11% higher, respectively, compared to the 2003 periods. The third quarter 2003 was negatively affected by an $11 million charge for the write-off of a polymer research and development (“R&D”) facility. In addition to the $11 million charge for the write-off of the polymer R&D facility, the first nine months of 2003 included $19 million of refinancing costs and a $12 million loss from the sale of a polypropylene production facility.

Third Quarter 2004 versus Second Quarter 2004

Equistar’s third quarter 2004 net income of $72 million compares to net income of $43 million in the second quarter 2004. The $29 million improvement primarily resulted from higher sales prices of ethylene derivatives, which more than offset the higher raw material costs compared to the second quarter 2004. In addition, ethylene and derivative sales volumes were 3% higher compared to the second quarter 2004. Ethylene margins were relatively unchanged as the increase in raw material costs of approximately $160 million compared to the second quarter 2004 was substantially offset by higher sales prices for ethylene and co-products, particularly benzene. The average benchmark price of benzene was $3.62 per gallon, which was 50% higher than in the second quarter 2004.

Segment Data

The following tables reflect selected sales volume data, including intersegment sales volumes, and summarized financial information for Equistar’s business segments.

	For the three months ended September 30,		For the nine months ended September 30,
In millions	2004	2003	2004	2003
Selected petrochemicals products:
Olefins (pounds)	4,568	3,976	13,228	11,620
Aromatics (gallons)	99	96	272	288
Polymers products (pounds)	1,536	1,405	4,451	3,945

Millions of dollars
Sales and other operating revenues:
Petrochemicals segment	$2,277	$1,491	$6,110	$4,508
Polymers segment	667	517	1,827	1,476
Intersegment eliminations	(505)	(366)	(1,437)	(1,104)

Total	$2,439	$1,642	$6,500	$4,880

Cost of sales:
Petrochemicals segment	$2,141	$1,421	$5,728	$4,377
Polymers segment	619	506	1,772	1,481
Intersegment eliminations	(505)	(366)	(1,437)	(1,104)

Total	$2,255	$1,561	$6,063	$4,754

Other operating expenses:
Petrochemicals segment	$5	$4	$10	$12
Polymers segment	15	30	43	76
Unallocated	35	35	95	98

Total	$55	$69	$148	$186

Operating income (loss):
Petrochemicals segment	$132	$66	$372	$119
Polymers segment	32	(19)	12	(81)
Unallocated	(35)	(35)	(95)	(98)

Total	$129	$12	$289	$(60)

Petrochemicals Segment

Revenues—Revenues of $2,277 million in the third quarter 2004 increased 53% compared to revenues of $1,491 million in the third quarter 2003, while revenues of $6,110 million in the first nine months of 2004 increased 36% compared to revenues of $4,508 million in the first nine months of 2003. The increases reflect higher average sales prices and higher sales volumes during the 2004 periods compared to the 2003 periods. Benchmark ethylene sales prices were 20% and 11% higher in the third quarter and first nine months of 2004, respectively, compared to the third quarter and first nine months of 2003. Increases in sales prices of co-products were much more significant. Benchmark benzene sales prices averaged 158% and 70% higher and benchmark propylene sales prices averaged 59% and 36% higher in the third quarter and first nine months of 2004, respectively, compared to the third quarter and first nine months of 2003. Sales volumes were 13% higher in the third quarter 2004 compared to the third quarter 2003 and 11% higher in the first nine months of 2004 compared to the first nine months of 2003.

Cost of Sales—Cost of sales of $2,141 million in the third quarter 2004 increased 51% compared to $1,421 million in the third quarter 2003, while cost of sales of $5,728 million in the first nine months of 2004 increased 31% compared to $4,377 million in the first nine months of 2003. The increases reflect the higher cost of raw materials and the higher sales volumes. The cost of liquid raw materials was affected by 45% higher average benchmark crude oil costs in the third quarter 2004 compared to the third quarter 2003 and 26% higher average benchmark crude oil costs in the first nine months of 2004 compared to the first nine months of 2003.

Operating Income—Operating income in the third quarter 2004 was $132 million compared to operating income of $66 million in the third quarter 2003, while operating income was $372 million in the first nine months of 2004 compared to operating income of $119 million in the first nine months of 2003. The increases were primarily due to higher product margins and higher sales volumes in the 2004 periods due to improved supply/demand fundamentals compared to the 2003 periods. The effect of sales price increases in response to higher raw material and energy costs were generally more favorable in the 2004 periods than in the 2003 periods, resulting in higher average product margins in the 2004 periods.

Polymers Segment

Revenues—Revenues of $667 million in the third quarter 2004 increased 29% compared to revenues of $517 million in the third quarter 2003, while revenues of $1,827 million in the first nine months of 2004 increased 24% compared to revenues of $1,476 million in the first nine months of 2003. The increases were due to higher average sales prices and higher sales volumes in the 2004 periods compared to the 2003 periods. The average sales price increases in the 2004 periods reflected higher demand and higher raw material costs. Sales volumes were 9% higher in the third quarter 2004 compared to the third quarter 2003 and 13% higher in the first nine months of 2004 compared to the first nine months of 2003, reflecting the stronger demand.

Cost of Sales—Cost of sales of $619 million in the third quarter 2004 increased 22% compared to $506 million in the third quarter 2003, while cost of sales of $1,772 million in the first nine months of 2004 increased 20% compared to $1,481 million in the first nine months of 2003. The increases reflect higher raw material costs, primarily ethylene, along with the increases in sales volumes. Benchmark ethylene costs were 20% higher in the third quarter 2004 compared to the third quarter 2003 and 11% higher in the first nine months of 2004 compared to the first nine months of 2003.

Other Operating Expenses—Other operating expenses were $15 million in the third quarter 2004 compared to $30 million in the third quarter 2003, while other operating expenses were $43 million in the first nine months of 2004 compared to $76 million in the first nine months of 2003. The third quarter and first nine months of 2003 included the $11 million charge for the write-off of the polymer R&D facility. In addition, the first nine months of 2003 included the $12 million loss on the sale of Equistar’s polypropylene production facility in Pasadena, Texas.

Operating Income—Operating income was $32 million and $12 million in the third quarter and first nine months of 2004, respectively, compared to operating losses of $19 million and $81 million in the third quarter and first nine months of 2003, respectively. The improvements in the 2004 periods were the result of higher product margins, especially in the third quarter 2004, and higher sales volumes compared to the 2003 periods. In addition, operating income in the third quarter and first nine months of 2003 reflected the charges noted above under “Other Operating Expenses.”

FINANCIAL CONDITION

Operating Activities—Operating activities provided cash of $76 million in the first nine months of 2004 and $98 million in the first nine months of 2003. The earnings improvement, resulting in net income of $120 million in the first nine months of 2004 compared to a net loss of $235 million in the first nine months of 2003, was substantially offset by a net increase of $214 million in the main components of working capital – receivables, inventory and payables – in the first nine months of 2004 compared to a net decrease of $12 million in the 2003 period. In addition, a payment of $159 million was received in the first nine months of 2003 as a partial prepayment for propylene to be delivered over a period of 15 years in connection with a long-term propylene supply arrangement entered into in March 2003.

The increase in working capital in the first nine months of 2004 was primarily due to higher accounts receivable balances, which reflected higher product sales prices and sales volumes compared to the first nine months of 2003. The increase in receivables was partly offset by an $18 million increase in the outstanding amount of accounts receivable sold under Equistar’s accounts receivable sales facility in the 2004 period compared to a $4 million decrease in the first nine months of 2003. The outstanding amount of Equistar’s accounts receivable sold under this facility was $120 million at September 30, 2004 and $77 million at September 30, 2003.

In consideration of discounts offered to certain customers for early payment for product, some receivable amounts were collected in September 2004 and September 2003 that otherwise would have been expected to be collected in October of the respective years. This included $51 million in September 2004 and $33 million in September 2003 from Occidental Chemical Corporation, a subsidiary of Occidental Petroleum Corporation (together with its subsidiaries and affiliates, collectively “Occidental”).

Investing Activities—Investing activities used cash of $28 million in the first nine months of 2004, but provided cash of $7 million in the first nine months of 2003. Proceeds from asset sales were $41 million in the first nine months of 2004 and $69 million in the first nine months of 2003. In the second quarter of 2004, Equistar sold certain railcars for $37 million and leased the railcars from the buyer under an operating lease agreement. The proceeds from asset sales in the first nine months of 2003 included $35 million from the sale of the polypropylene production facility and $34 million from railcar sale-leaseback transactions.

Equistar’s capital expenditures were $69 million in the first nine months of 2004 and $62 million in the first nine months of 2003. Equistar’s capital budget for 2004 is $148 million, reflecting increased anticipated spending for regulatory and environmental compliance projects. Equistar expects that full year 2004 capital spending will be between $30 million and $40 million below the budgeted level. Certain expenditures that had been expected to occur in 2004, primarily related to environmental compliance projects, are expected to occur in 2005.

Financing Activities—Financing activities used cash of $100 million during the first nine months of 2004 and $4 million in the first nine months of 2003.

In August 2004, Equistar resumed making distributions to its owners, distributing a total of $100 million to Lyondell Chemical Company (“Lyondell”) and Millennium Chemicals Inc. (“Millennium”).

The Equistar credit facility was amended in June 2004 to clarify certain provisions.

In March 2003, Equistar repaid $104 million borrowed during the quarter under its previous revolving credit facility with a portion of the proceeds received from the 15-year propylene supply arrangement and sale of the polypropylene production facility in March 2003.

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

Liquidity and Capital Resources—At September 30, 2004, Equistar’s long-term debt, including current maturities, totaled $2.3 billion, or approximately 59% of its total capitalization. Equistar had cash on hand of $147 million. In addition, the total amount available at September 30, 2004 under both the $250 million inventory-based revolving credit facility and the $450 million accounts receivable sales facility was approximately $475 million, which gave effect to the borrowing base and was net of a $75 million unused availability requirement, the $120 million sold under the accounts receivable sales facility and $30 million of outstanding letters of credit under the revolving credit facility. The borrowing base is determined using a formula applied to accounts receivable and inventory balances. The new revolving credit facility requires that the unused available amounts under that facility and the $450 million accounts receivable sales facility equal or exceed $75 million through March 30, 2005 and $50 million thereafter or $100 million thereafter if the interest coverage ratio, as defined, is less than 2:1. There was no borrowing under the revolving credit facility at September 30, 2004.

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

Long-Term Debt—The $250 million inventory-based revolving credit facility and the indentures governing Equistar’s senior notes contain covenants that, subject to certain exceptions, restrict lien incurrence, debt incurrence, sales of assets, investments, capital expenditures, certain payments, and mergers. The breach of these covenants would permit the lenders or noteholders to declare any outstanding debt immediately payable and would permit the lenders under Equistar’s new credit facility to terminate future lending commitments. Equistar was in compliance with all covenants under these agreements as of September 30, 2004.

Off-Balance Sheet Arrangements—Equistar’s off-balance sheet arrangements are described in Item 7 of its Annual Report on Form 10-K for the year ended December 31, 2003.

At September 30, 2004, the outstanding amount of Equistar’s accounts receivable sold under an accounts receivable sales facility entered into in December 2003 was $120 million compared to $102 million at December 31, 2003. The facility accelerates availability to the business of cash from product sales that otherwise would have been collected over the normal billing and collection cycle. The availability of the accounts receivable sales facility provides one element of Equistar’s ongoing sources of liquidity and capital resources. Upon termination of the facility, cash collections related to accounts receivable then in the pool would first be applied to the outstanding interest sold, but Equistar would in no event be required to repurchase such interest. The Equistar accounts receivable sales facility was amended in June 2004 to clarify certain provisions.

RECENT LEGISLATIVE DEVELOPMENT

In October 2004, the American Jobs Creation Act of 2004, which, among other things, overhauls the federal income tax treatment of a wide variety of nonqualified compensation arrangements, was signed into law. Equistar is assessing the impact of this legislation on its deferred compensation arrangements.

PROPOSED TRANSACTION BETWEEN LYONDELL AND MILLENNIUM

In late March 2004, Lyondell and Millennium executed a definitive agreement for Lyondell to acquire Millennium in a stock-for-stock business combination. Upon completion of the transaction, Lyondell would, through subsidiaries of Lyondell and Millennium, own 100% of Equistar. The proposed transaction is subject to approval by Lyondell and Millennium shareholders and other customary conditions. Lyondell and Millennium have obtained amendments to Lyondell’s and Millennium’s respective bank credit agreements and Lyondell’s accounts receivable sales facility that were required to permit the proposed transaction. The proposed transaction is expected to close after the close of business on November 30, 2004; however, there can be no assurance that the proposed transaction will be completed. Lyondell and Millennium have sent the definitive joint proxy statement/prospectus to their respective shareholders in connection with the proposed transaction. Investors and security holders are urged to read that document for more information about the proposed transaction.

CURRENT BUSINESS OUTLOOK

Industry conditions have continued to strengthen through October 2004. Product price increase initiatives are underway for almost all products in response to both the strong supply/demand fundamentals and the high level of and volatility in crude oil and natural gas prices. Solid global sales volume growth has tightened industry supply/demand conditions, which, in turn, has led to modest margin improvement despite significant increases in raw material costs. Subject to the uncertainties of any significant economic slowdown or global disruption, these industry conditions and resulting improving cyclical trends are expected to continue. While there is significant uncertainty related to the potential near-term earnings impacts of raw material price volatility and seasonality, positive longer-term trends appear to be established.

Item 3. Disclosure of Market and Regulatory Risk

Equistar’s exposure to market and regulatory risks is described in Item 7a of its Annual Report on Form 10-K for the year ended December 31, 2003. Equistar’s exposure to market and regulatory risks has not changed materially in the nine months ended September 30, 2004, except as discussed in the “Clean Air Act” section of Note 9 to the Consolidated Financial Statements.

Item 4. Controls and Procedures

Equistar performed an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer (principal executive officer) and Vice President and Controller (principal financial officer), of the effectiveness of Equistar’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2004. Based upon that evaluation, the Chief Executive Officer and the Vice President and Controller concluded that Equistar’s disclosure controls and procedures are effective.

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

FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this report are “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements can be identified by words such as “estimate,” “believe,” “expect,” “anticipate,” “plan,” “budget” or other words that convey the uncertainty of future events or outcomes. Many of these forward-looking statements have been based on expectations and assumptions about future events that may prove to be inaccurate. While management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond Equistar’s control. Equistar’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to:

•	the availability, cost and price volatility of raw materials and utilities,

•	uncertainties associated with the United States and worldwide economies, including those due to political tensions in the Middle East and elsewhere,

•	current and potential governmental regulatory actions in the United States and in other countries,

•	terrorist acts and international political unrest,

•	operating interruptions (including leaks, explosions, fires, weather-related incidents, mechanical failures, unscheduled downtimes, labor difficulties, transportation interruptions, spills and releases and other environmental risks),

•	the cyclical nature of the chemical industry,

•	competitive products and pricing pressures,

•	industry production capacities and operating rates,

•	the supply/demand balances for Equistar’s products,

•	access to capital markets,

•	technological developments, and

•	Equistar’s ability to implement its business strategies.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments with respect to Equistar’s legal proceedings previously reported in the Annual Report on Form 10-K for the year ended December 31, 2003 and the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

Item 6. Exhibits

10.15	Amended and Restated Ethylene Sales Agreement between Equistar Chemicals, LP and Occidental Chemical Corporation dated as of August 20, 2004

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Principal Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

99.1	Consolidated Financial Statements (Unaudited) of Lyondell Chemical Company

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equistar Chemicals, LP

Dated: November 8, 2004	/s/ Charles L. Hall
Charles L. Hall
Vice President and Controller
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)