Form 10-K
period 2004-12-31
EQUISTAR CHEMICALS LP
filed 2005-03-16
CIK 1081158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2004

☐	Transition Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

Commission File No. 333-76473

EQUISTAR CHEMICALS, LP

(Exact name of Registrant as specified in its charter)

Delaware	76-0550481
(State or other jurisdiction of	(I.R.S. Employee Identification No.)
incorporation or organization)

1221 McKinney Street, Suite 700, Houston, Texas	77010
(Address of principal executive offices)	(Zip Code)

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

There is no established public trading market for the Registrant’s equity securities. As of June 30, 2004, the last business day of the Registrant’s most recently completed second fiscal quarter, all of the Registrant’s equity securities were held by affiliates.

The Registrant meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and, therefore, is filing this form with a reduced disclosure format.

PART I

Items 1 and 2. Business and Properties

EQUISTAR

Overview of the Business

Equistar Chemicals, LP (“Equistar”) is one of the world’s largest producers of basic chemicals, with total 2004 revenues of $9.3 billion, and assets of $5.1 billion as of December 31, 2004. It is North America’s second largest producer of ethylene, the world’s most widely used petrochemical. Equistar also is the third largest producer of polyethylene in North America.

Equistar operates in one reportable segment: ethylene, co-products and derivatives. Ethylene co-products include propylene, butadiene, benzene and toluene. Equistar’s derivatives include polyethylene, ethylene oxide (“EO”), ethylene glycol (“EG”), EO derivatives, and ethanol and polypropylene. Equistar also produces methyl tertiary butyl ether (“MTBE”) and alkylate.

Since November 30, 2004, Equistar has been an indirect, wholly owned subsidiary of Lyondell Chemical Company (“Lyondell”). Prior to that, Equistar was owned jointly by Lyondell and Millennium Chemicals Inc. (“Millennium”). Lyondell acquired Millennium in a stock-for-stock business combination on November 30, 2004, thereby also indirectly acquiring Millennium’s 29.5% interest in Equistar. From May 1998 to August 2002, Occidental Petroleum Corporation (together with its subsidiaries and affiliates, collectively, “Occidental”) shared ownership of Equistar with Lyondell and Millennium until Lyondell purchased Occidental’s interest in Equistar. Equistar was formed in October 1997 as a Delaware limited partnership by Lyondell and Millennium, and holds assets contributed by Lyondell, Millennium and Occidental.

Additional Information Available

Equistar’s principal executive offices are located at 1221 McKinney Street, Suite 700, Houston, Texas 77010 and its telephone number is (713) 652-7200. Equistar’s website address is www.equistar.com. Equistar’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available free of charge through Equistar’s website as soon as reasonably practicable after those reports are electronically filed with or furnished to the Securities and Exchange Commission.

In addition, Equistar has adopted a “code of ethics,” as defined in Item 406(b) of Regulation S-K. Equistar’s code of ethics, known as its Business Ethics and Conduct Policy, is part of the overall Lyondell Business Ethics and Conduct Policy. It applies to all members of Equistar’s Partnership Governance Committee and to all officers and employees of Equistar, including Equistar’s principal executive officer, principal financial officer, principal accounting officer and controller. Equistar provides a copy of the Business Ethics and Conduct Policy on its website free of charge. In addition, Equistar intends to satisfy the disclosure requirements of Item 5.05 of Form 8-K regarding any amendment to, or waiver from, a provision of the Business Ethics and Conduct Policy that applies to Equistar’s principal executive officer, principal financial officer, principal accounting officer or controller and relates to any element of the definition of code of ethics set forth in Item 406(b) of Regulation S-K by posting such information on its website.

Information contained on Equistar’s website or any other website is not incorporated into this Annual Report and does not constitute a part of this Annual Report.

BUSINESS OPERATIONS

Overview

Equistar can produce ethylene, co-products and derivatives at sixteen facilities located in six states. Ethylene co-products include propylene, butadiene, benzene and toluene. Derivatives include polyethylene, EO, EG, EO derivatives, and ethanol and polypropylene. Equistar also produces MTBE and alkylate. Ethylene, co-products and derivatives are fundamental to many segments of the economy, including the production of consumer products, packaging, housing and automotive components and other durable and nondurable goods.

Ethylene is the most significant petrochemical in terms of worldwide production volume and is the key building block for polyethylene and a large number of other chemicals, plastics and synthetics. Equistar can produce ethylene at seven sites located in four states. The Chocolate Bayou, Corpus Christi and Channelview, Texas plants use crude oil-based liquid raw materials, including naphtha, condensates and gas oils, to produce ethylene. The use of crude oil-based liquid raw materials results in the production of a significant amount of co-products such as propylene, butadiene, benzene and toluene. Based upon independent surveys, management believes that the Channelview facility is one of the lowest cash production cost ethylene facilities in the United States. The Morris, Illinois; Clinton, Iowa; Lake Charles, Louisiana; and La Porte, Texas plants are designed to consume primarily natural gas liquids, including ethane, propane and butane (collectively “NGLs”), to produce ethylene with some co-products such as propylene. The Corpus Christi and Channelview plants also may consume NGLs to produce ethylene, depending upon the relative economic advantage of the alternative raw materials. A comprehensive pipeline system connects Equistar’s Gulf Coast plants with major ethylene and co-products customers. Raw materials are sourced both internationally and domestically and are shipped via vessel and pipeline. The Lake Charles, Louisiana ethylene and co-products facility has been idled since the first quarter 2001, pending sustained improvement in market conditions. Trade and related party sales of ethylene accounted for approximately 12% of Equistar’s total revenues in 2004, 13% in 2003 and 11% in 2002.

Ethylene co-products are manufactured by Equistar primarily at four facilities in Texas. The Morris, Illinois; Clinton, Iowa; and Lake Charles, Louisiana facilities also can produce propylene. Trade and related party sales of propylene, which is used to produce polypropylene, acrylonitrile and propylene oxide, accounted for approximately 18%, 16% and 17% of Equistar’s total revenues in 2004, 2003 and 2002, respectively. Benzene is used to produce styrene, phenol and cyclohexane, which are used in the production of nylon, plastics, synthetic rubber and polystyrene. Trade and related party sales of benzene accounted for approximately 10% of Equistar’s total revenues in 2004 and less than 10% in 2003 and 2002.

Polyethylene is manufactured by Equistar using a variety of technologies at five facilities in Texas and at the Morris, Illinois and Clinton, Iowa facilities. Polyethylene is used in a variety of consumer and industrial products, including packaging film, trash bags, automotive parts, plastic bottles and caps and compounds for wire and cable insulation. The Morris and Clinton facilities enjoy a freight cost advantage over Gulf Coast facilities in delivering products to customers in the U.S. Midwest. Polyethylene includes high density polyethylene (“HDPE”), low density polyethylene (“LDPE”) and linear low density polyethylene (“LLDPE”). HDPE accounted for approximately 14% of Equistar’s total revenues in 2004, 15% in 2003 and 16% in 2002, and polyethylene (HDPE, LDPE and LLDPE collectively) accounted for approximately 26% of Equistar’s total revenues in 2004, 28% in 2003 and 29% in 2002.

EO and its primary derivative, EG, are produced at the Bayport facility located in Pasadena, Texas and through a 50/50 joint venture between Equistar and E. I. du Pont de Nemours and Company (“DuPont”) in Beaumont, Texas. The Bayport facility also produces other derivatives of EO, principally ethylene glycol ethers and ethanolamines. EG is used in antifreeze, polyester fibers, resins and films. EO and its other derivatives are used in many consumer and industrial end uses, such as detergents and surfactants, brake fluids and polyurethane seating and bedding foams.

The Morris, Illinois facility manufactures polypropylene using propylene produced as a co-product of Equistar’s ethylene production, as well as propylene purchased from unrelated parties. Polypropylene is sold for various applications in the automotive, housewares and appliance industries.

Equistar also produces performance polymer products, which include enhanced grades of polyethylene and polypropylene. Wire and cable insulating resins and compounds are performance polymers used to insulate copper and fiber optic wiring in power, telecommunication, computer and automobile applications. Many of Equistar’s polyethylene facilities can produce wire and cable insulating resins, some of which are compounded with additive materials at the facilities in La Porte, Texas and Fairport Harbor, Ohio. Automotive compound production was temporarily consolidated at the Fairport Harbor, Ohio facility and the automotive compound production unit at the La Porte, Texas facility was temporarily idled at the end of the first quarter 2004, pending sustained improvement in market conditions. Equistar believes that, over a business cycle, average selling prices and profit margins for performance polymers tend to be higher than average selling prices and profit margins for higher-volume commodity polyethylenes.

The following table outlines Equistar’s primary products, annual processing capacity as of December 31, 2004, and the primary uses for such products. Unless otherwise specified, annual processing capacity was calculated by estimating the number of days in a typical year that a production unit of a plant is expected to operate, after allowing for downtime for regular maintenance, and multiplying that number by an amount equal to the unit’s optimal daily output based on the design raw material mix. Because the processing capacity of a production unit is an estimated amount, actual production volumes may be more or less than the capacities set forth below. Capacities shown include 100% of the capacity of joint venture facilities.

Product	Annual Capacity	Primary Uses
ETHYLENE AND CO-PRODUCTS:

Ethylene	11.6 billion pounds (a)	Ethylene is used as a raw material to manufacture polyethylene, EO, ethanol, ethylene dichloride, styrene and vinyl acetate monomer.

Propylene	5 billion pounds (a)(b)	Propylene is used to produce polypropylene, acrylonitrile and propylene oxide.

Butadiene	1.2 billion pounds	Butadiene is used to manufacture styrene-butadiene rubber and polybutadiene rubber, which are used in the manufacture of tires, hoses, gaskets and other rubber products. Butadiene is also used in the production of paints, adhesives, nylon clothing, carpets, paper coatings and engineered plastics.

MTBE	284 million gallons (18,500 barrels/day) (c)	MTBE is a gasoline component for reducing emissions in reformulated gasolines and enhancing octane value.

Benzene	310 million gallons	Benzene is used to produce styrene, phenol and cyclohexane. These products are used in the production of nylon, plastics, synthetic rubber and polystyrene. Polystyrene is used in insulation, packaging and drink cups.

Toluene	66 million gallons	Toluene is used as an octane enhancer in gasoline, as a chemical raw material for benzene and/or paraxylene production, and a core ingredient in toluene diisocyanate, a compound used in urethane production.

Alkylate	337 million gallons (d)	Alkylate is a premium gasoline blending component used by refiners to meet Clean Air Act standards for reformulated gasoline.

Product	Annual Capacity	Primary Uses
DERIVATIVES:

High density polyethylene (HDPE)	3.2 billion pounds	HDPE is used to manufacture grocery, merchandise and trash bags; food containers for items from frozen desserts to margarine; plastic caps and closures; liners for boxes of cereal and crackers; plastic drink cups and toys; dairy crates; bread trays; pails for items from paint to fresh fruits and vegetables; safety equipment such as hard hats; house wrap for insulation; bottles for household and industrial chemicals and motor oil; milk, water, and juice bottles; and large (rotomolded) tanks for storing liquids such as agricultural and lawn care chemicals.

Low density polyethylene (LDPE)	1.4 billion pounds	LDPE is used to manufacture food packaging films; plastic bottles for packaging food and personal care items; dry cleaning bags; ice bags; pallet shrink wrap; heavy-duty bags for mulch and potting soil; boil-in-bag bags; coatings on flexible packaging products; and coatings on paper board such as milk cartons. Ethylene vinyl acetate is a specialized form of LDPE used in foamed sheets, bag-in-box bags, vacuum cleaner hoses, medical tubing, clear sheet protectors and flexible binders.

Linear low density polyethylene (LLDPE)	1.2 billion pounds	LLDPE is used to manufacture garbage and lawn-leaf bags; industrial can liners; housewares; lids for coffee cans and margarine tubs, dishpans, home plastic storage containers, kitchen trash containers; large (rotomolded) toys like outdoor gym sets; drip irrigation tubing; wire and cable insulating resins and compounds used to insulate copper and fiber optic wiring, and film; shrink wrap for multi-packaging canned food, bag-in-box bags, produce bags, and pallet stretch wrap.

Ethylene Oxide (EO)	1.5 billion pounds EO equivalents; 400 million pounds as pure EO (e)	EO is used to produce surfactants, industrial cleaners, cosmetics, emulsifiers, paint, heat transfer fluids and ethylene glycol.

Ethylene Glycol (EG)	1.4 billion pounds (e)	EG is used to produce polyester fibers and film, polyethylene terephthalate (“PET”) resin, heat transfer fluids and automobile antifreeze.

Ethylene Oxide Derivatives	225 million pounds	EO derivatives include ethylene glycol ethers and ethanolamines, and are used to produce paint and coatings, polishes, solvents and chemical intermediates.

Ethanol	50 million gallons	Ethanol is used in the production of solvents as well as household, medicinal and personal care products.

Polypropylene	280 million pounds	Polypropylene is used to manufacture fibers for carpets, rugs and upholstery; housewares; automotive battery cases; automotive fascia, running boards and bumpers; grid-type flooring for sports facilities; fishing tackle boxes; and bottle caps and closures.

(a)	Includes 850 million pounds/year of ethylene capacity and 200 million pounds/year of propylene capacity at the Lake Charles, Louisiana ethylene and co-products facility. The Lake Charles facility has been idled since the first quarter 2001, pending sustained improvement in market conditions.

(b)	Does not include refinery-grade material or production from the product flexibility unit at the Channelview facility, which can convert ethylene and other light petrochemicals into propylene. This facility has an annual processing capacity of an additional one billion pounds/year of propylene.
(c)	Includes up to 44 million gallons/year of capacity processed for and returned to LYONDELL-CITGO Refining LP (a joint venture owned 58.75% by Lyondell (“LCR”)).
(d)	Includes up to 172 million gallons/year of capacity processed for and returned to LCR.
(e)	Includes 700 million pounds/year of EO equivalents capacity and 800 million pounds/year of EG capacity at the Beaumont, Texas facility, which represents 100% of the EO equivalents capacity and EG capacity, respectively, at the facility. The Beaumont, Texas facility is owned by PD Glycol, a partnership owned 50% by Equistar and 50% by DuPont.

Raw Materials

Ethylene and Co-Products—Raw material cost is the largest component of the total cost for the production of ethylene and co-products. The primary raw materials used are crude oil-based liquids (also referred to as “heavy liquids”) and NGLs. Crude oil-based liquids generally are delivered by ship or barge, and NGLs generally are delivered via pipeline.

Ethylene and co-products plants with the flexibility to consume a wide range of raw materials historically have had lower variable costs than those that are restricted in their raw material processing capability to NGLs. Crude oil-based liquids have had an historical cost advantage over NGLs such as ethane and propane, assuming the co-products were recovered and sold. Facilities using crude oil-based liquids historically have generated, on average, approximately four cents of additional variable margin per pound of ethylene produced compared to facilities restricted to using ethane. This margin advantage is based on an average of historical data over a period of years and is subject to short-term fluctuations, which can be significant. For example, during the fourth quarter 2003, when co-product values experienced seasonal weakness, the advantage dropped below average. However, the advantage rebounded strongly in 2004 as very strong co-product values overcame record high crude oil pricing to deliver the best annual average advantage in twenty years. Equistar has the capability to realize this margin advantage due to its ability to process crude oil-based liquids at the Channelview, Corpus Christi and Chocolate Bayou ethylene and co-products facilities.

The Channelview facility is particularly flexible because it can range from processing all crude oil-based liquids to processing a majority of NGLs. The Corpus Christi plant can range from processing predominantly crude oil-based liquids to processing predominantly NGLs. The Chocolate Bayou facility processes 100% crude oil-based liquids. The La Porte facility processes mainly lighter NGLs, but can process some butane, natural gasoline and light naphtha. The three other ethylene and co-products facilities process only NGLs.

As described above, management believes that this raw material flexibility is a key advantage in the production of ethylene and co-products. As a result, Equistar’s crude-oil based liquids requirements are purchased via a mix of contractual and spot arrangements from a variety of domestic and international sources. Spot market purchases are made in order to maintain raw material flexibility and to take advantage of raw material pricing opportunities. A large portion of Equistar’s NGLs requirements are purchased via contractual arrangements from a variety of sources, but NGLs also are purchased on the spot market. Equistar also obtains a portion of its crude oil-based liquids requirements from LCR at market-related prices. Equistar obtains all of its methanol requirements for ethylene and co-products from Lyondell at market-based prices. Also, Equistar purchases large amounts of natural gas to be used as energy for consumption in its business via market-based contractual arrangements with a variety of sources.

The raw materials for ethylene and co-products are, in general, commodity crude oil-based liquids and NGLs with numerous bulk suppliers and ready availability at competitive prices. Historically, raw material availability for ethylene and co-products has not been an issue. For additional discussion regarding the effects of raw material pricing on recent operating performance, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Derivatives—The primary raw material for the derivatives products is ethylene. The derivatives facilities generally can receive their ethylene directly from Equistar’s ethylene and co-products facilities via its pipeline system, pipelines owned by unrelated parties or on-site production. All of the ethylene used in Equistar’s polyethylene production is produced internally by Equistar’s ethylene and co-products facilities. However, the polyethylene plants at Chocolate Bayou, La Porte and Bayport, Texas are connected by pipeline to unrelated parties and could receive ethylene via exchanges or purchases. The polypropylene facility at Morris, Illinois receives propylene from Equistar’s ethylene and co-products facilities, as well as unrelated parties.

The raw materials for the derivatives products are, in general, commodity chemicals with numerous bulk suppliers and ready availability at competitive prices. Historically, raw material availability for derivatives products has not been an issue. For additional discussion regarding the effects of raw material pricing on recent operating results, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Marketing and Sales

Other than Lyondell, which accounted for approximately 10% of Equistar’s total revenues in 2004, no single customer accounted for 10% or more of Equistar’s total revenues.

Ethylene and Co-Products—Ethylene produced by Equistar generally is consumed internally as a raw material in the production of derivatives, or is transferred by pipeline to related and unrelated parties. For the year ended December 31, 2004, approximately 90% of Equistar’s ethylene, based on sales dollars, was used by Equistar’s derivatives facilities or sold to related parties at market-related prices. The sales to related parties include significant ethylene sales to Occidental Chemical Corporation (a subsidiary of Occidental, which owns approximately 17% of Lyondell’s outstanding common stock) during 2004 pursuant to a long-term ethylene supply agreement.

The co-products that are not consumed internally or sold to related parties generally are sold to customers with whom Equistar has had long-standing relationships. These sales generally are made under written agreements that typically provide for monthly negotiation of price and customer purchases of a specified minimum quantity.

Equistar consumes propylene in the production of polypropylene and also sells propylene to Lyondell at market-related prices. Equistar’s propylene production that is not consumed internally or sold to related parties generally is sold under contracts that have initial terms ranging from two to six years and that typically contain automatic one to two year extension provisions. In addition, pursuant to a long-term propylene supply arrangement entered into in 2003 with a subsidiary of Sunoco, Inc., Equistar supplies 700 million pounds of propylene annually to Sunoco. Under the arrangement, a majority of the propylene is supplied under a cost-based formula and the balance is supplied on a market-related basis. This 15-year supply arrangement replaced a previous contract under which Equistar supplied 400 million pounds of propylene annually to Sunoco at market-related prices. For additional discussion regarding the transactions with Sunoco, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Equistar generally sells its butadiene under contracts that have initial terms of three to five years and that typically contain automatic one to two year extension provisions. Equistar sells benzene to Lyondell and toluene to LCR at market-related prices. Equistar’s benzene and toluene production that is not sold to related parties generally is sold under contracts that have initial terms ranging from three to five years and that typically contain automatic one-year extension provisions. Equistar also sells benzene produced by LCR, which it purchases from LCR at market-related prices. Equistar serves as LCR’s sole agent to market toluene produced by LCR and receives a marketing fee for such services.

Equistar at times purchases ethylene, propylene, benzene and butadiene for resale, when necessary, to satisfy customer demand for these products above production levels. Volumes of ethylene, propylene, benzene and butadiene purchased for resale can vary significantly from period to period. However, purchased volumes generally do not have a significant impact on profitability.

MTBE produced at one of the two Channelview units is sold to Lyondell and LCR at market-related prices. MTBE is processed for LCR at the second Channelview unit for a processing fee. In addition, MTBE produced at Chocolate Bayou is sold at market-related prices to Lyondell.

Most of the ethylene and propylene production of the Channelview, Chocolate Bayou, Corpus Christi, La Porte and Lake Charles facilities is shipped via a 1,430-mile pipeline system which has connections to numerous Gulf Coast ethylene and propylene consumers. This pipeline system, some of which is owned and some of which is leased by Equistar, extends from Corpus Christi to Mont Belvieu to Port Arthur, Texas as well as around the Lake Charles, Louisiana area. In addition, exchange agreements with other ethylene and co-products producers allow access to customers who are not directly connected to Equistar’s pipeline system. Some ethylene is shipped by railcar from Clinton, Iowa to Morris, Illinois and also to customers. A pipeline owned and operated by an unrelated party is used to transport ethylene from Morris, Illinois to Tuscola, Illinois. Some propylene is shipped by ocean-going vessel. Butadiene, benzene, toluene and other products are distributed by pipeline, railcar, truck, barge or ocean-going vessel.

Derivatives—Polyethylene products primarily are sold to an extensive base of established customers. Approximately two-thirds of the domestic polyethylene product volumes are sold to customers under contracts typically having a term of one to three years. The remainder of the polyethylene volume generally is sold under customary terms and conditions without formal contracts. In either case, in most of the continuous supply relationships, prices are subject to change upon mutual agreement.

EO and EG typically are sold under three- to five-year contracts, with market-based pricing. Glycol ethers, ethanolamines and brake fluids are sold primarily into the solvent and distributor markets at market prices. Ethanol and ethers primarily are sold under contracts at market prices. EO is shipped by railcar, and its derivatives are shipped by railcar, truck, isotank or ocean-going vessel.

Other derivatives products are primarily distributed via railcar. The vast majority of the derivatives products are sold in North America, primarily through Equistar’s sales organization. Sales agents are generally engaged to market the derivatives products in the rest of the world.

Competition and Industry Conditions

The bases for competition in the ethylene, co-products and derivatives businesses are price, product quality, product delivery, reliability of supply, product performance and customer service. Equistar’s ethylene and co-products compete with other large domestic producers of ethylene and co-products, including BP p.l.c. (“BP”), Chevron Phillips Chemical Company LP (“ChevronPhillips”), Enterprise Products Partners L.P., Exxon Mobil Corporation (“ExxonMobil”), Huntsman Chemical Company (“Huntsman”) and Shell Chemical Company (“Shell”). Equistar’s derivatives products compete with large producers of derivatives, including BP, Celanese AG (“Celanese”), ChevronPhillips, The Dow Chemical Company (“Dow”), Eastman Chemical Company, ExxonMobil, Formosa Plastics Corporation, Huntsman, NOVA Chemicals Corporation, Total and Westlake Polymers. Industry consolidation, including the combinations of British Petroleum and Amoco, Exxon and Mobil, and Dow and Union Carbide and the formation of ChevronPhillips, has brought North American production capacity under the control of fewer, although larger, competitors.

Equistar’s ethylene rated capacity at December 31, 2004 was approximately 11.6 billion pounds per year, or approximately 15% of total North American production capacity. Based on published rated production capacities,

Equistar is the second largest producer of ethylene in North America. North American ethylene rated capacity at December 31, 2004 was approximately 75 billion pounds per year. Approximately 77% of the total ethylene production capacity in North America is located along the Gulf Coast.

Based on published rated industry capacities, Equistar is the third largest producer of polyethylene in North America. The rated capacity of Equistar’s polyethylene units as of December 31, 2004 was approximately 5.8 billion pounds per year, or approximately 13% of total industry capacity in North America. There are many other North American producers of polyethylene, the most significant of which are ChevronPhillips, Dow and ExxonMobil.

Profitability is affected not only by supply and demand for ethylene, co-products and derivatives, but also by raw material costs and vigorous price competition among producers, which may intensify due to, among other things, the addition of new capacity. In 2004, ethylene markets began a cyclical recovery from the downturn brought about by the prior three years’ of weak demand. The shutdown of two of a competitor’s Gulf Coast ethylene and co-products plants in 2003 and improving demand, driven by worldwide economic recovery, resulted in greatly improved industry operating rates in 2004. In general, demand is a function of economic growth in the United States and elsewhere in the world, which fluctuates. It is not possible to accurately predict the changes in raw material costs, market conditions, capacity utilization and other factors that will affect industry profitability in the future.

PROPERTIES

Principal Manufacturing Facilities

The principal manufacturing facilities used by Equistar are set forth below. The facilities are wholly owned, except as otherwise noted below.

Location	Principal Products
Bayport (Pasadena), Texas †	EO, EG and other EO Derivatives
Bayport (Pasadena), Texas (a)†	LDPE
Beaumont, Texas (b)†	EG
Channelview, Texas (c)†	Ethylene, Propylene, Butadiene, Benzene, Toluene, Alkylate and MTBE
Chocolate Bayou, Texas (d)(e)†	Ethylene, Propylene, Butadiene, Benzene, Toluene and MTBE
Chocolate Bayou, Texas (d)	HDPE
Clinton, Iowa †	Ethylene, Propylene, LDPE and HDPE
Corpus Christi, Texas †	Ethylene, Propylene, Butadiene and Benzene
Fairport Harbor, Ohio (f)(g)	Performance polymers
Lake Charles, Louisiana (h)†	Ethylene and Propylene
La Porte, Texas (g)†	Ethylene, Propylene, LDPE, LLDPE and performance Polymers
Matagorda, Texas †	HDPE
Morris, Illinois †	Ethylene, Propylene, LDPE, LLDPE and Polypropylene
Newark, New Jersey	Denatured Alcohol
Tuscola, Illinois †	Ethanol
Victoria, Texas (e)†	HDPE

†	Facilities which received the OSHA Star Certification, which is the highest safety designation issued by the U.S. Department of Labor.

(a)	The facility is located on leased land. The facility is operated by an unrelated party.
(b)	The Beaumont facility is owned by PD Glycol, a partnership owned 50% by an unrelated party.
(c)	The Channelview facility has two ethylene processing units. An unrelated party owns an idled facility at the site on land leased from Equistar. Equistar also operates a styrene maleic anhydride unit and a polybutadiene unit, which are owned by an unrelated party and are located on property leased from Equistar within the Channelview facility.
(d)	Millennium and Occidental each contributed a facility located at the Chocolate Bayou site. These facilities are not on contiguous property.
(e)	The land is leased.
(f)	The building and land are leased.
(g)	Automotive compound production was temporarily consolidated at the Fairport Harbor, Ohio facility and the automotive compound production unit at the La Porte, Texas facility was temporarily idled at the end of the first quarter 2004, pending sustained improvement in market conditions.
(h)	The Lake Charles facility has been idled since the first quarter 2001, pending sustained improvement in market conditions. The facilities and land are leased from Occidental Chemical Corporation, a subsidiary of Occidental, under a lease that expires in May 2005 and has a renewal provision for an additional one-year period at either party’s option.

Other Locations

Equistar has storage capacity for up to approximately 13 million barrels of NGLs, ethylene, propylene and other hydrocarbons in caverns within a salt dome in Mont Belvieu, Texas. There are an additional approximately three million barrels of ethylene and propylene storage with related brine facilities operated by Equistar on leased property in Markham, Texas.

Equistar uses an extensive pipeline system, some of which it owns and some of which it leases, extending from Corpus Christi to Mont Belvieu to Port Arthur and around the Lake Charles area. Equistar owns other pipelines in connection with its Chocolate Bayou, Corpus Christi, La Porte, Matagorda and Victoria facilities. Equistar uses a pipeline owned and operated by an unaffiliated party to transport ethylene from its Morris facility to its Tuscola facility. Equistar owns and leases several pipelines connecting the Channelview facility, the LCR refinery and the Mont Belvieu storage facility, which are used to transport raw materials, butylenes, hydrogen, butane, MTBE and unfinished gasolines. Equistar also owns a barge docking facility near the Channelview facility capable of berthing eight barges and related terminal equipment for loading and unloading raw materials and products. Equistar owns or leases approximately 9,070 railcars for use in its businesses.

Lyondell provides office space to Equistar for its executive offices and headquarters in downtown Houston, Texas as part of a shared services arrangement. In addition, Equistar owns facilities that house its research operations. Equistar also leases various sales facilities and storage facilities, primarily in the Gulf Coast area, for the handling of products.

RESEARCH AND TECHNOLOGY; INTELLECTUAL PROPERTY

Equistar conducts research and development principally at technology centers in Cincinnati, Ohio and Chocolate Bayou, Texas. Equistar’s research and development expenditures were $34 million in 2004, $38 million in 2003 and $38 million in 2002, all of which were expensed as incurred.

Equistar maintains an extensive patent portfolio and continues to file new patent applications related to its businesses. As of December 31, 2004, Equistar owned approximately 235 United States patents and approximately 355 worldwide patents. Equistar owns globally registered and unregistered trademarks, including the Equistar logo. Equistar does not regard its business as being materially dependent upon any single patent, trademark or license.

EMPLOYEE RELATIONS

As of December 31, 2004, Equistar employed approximately 3,155 full-time and part-time employees. Approximately 5% of Equistar’s employees are covered by collective bargaining agreements. In addition to its own employees, Equistar uses the services of Lyondell and Millennium employees pursuant to shared services and loaned employee arrangements and also uses the services of independent contractors in the routine conduct of its business. Equistar believes that its relations with its employees are good.

RISKS AND OTHER FACTORS THAT MAY AFFECT EQUISTAR

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

Industry Cyclicality and Overcapacity

Equistar’s historical operating results reflect the cyclical and volatile nature of the supply-demand balance in the chemical industry, and its future operating results continue to be affected by this cyclicality and volatility. The chemical industry historically has experienced alternating periods of capacity shortages leading to tight supply, causing prices and profit margins to increase, followed by periods when substantial capacity is added, resulting in oversupply, declining capacity utilization rates and declining prices and profit margins. This cyclical pattern is most visible in the markets for ethylene and polyethylene, resulting in volatile profits and cash flow over the business cycles.

The chemical industry has entered a period characterized by tight supply in many product areas and increased demand as the global economy continues to improve. Product growth has returned to historical levels and, in some cases, has exceeded them. As a result, the industry has seen a return to enhanced profitability, even in a world of volatile raw material and energy costs. However, the sustainability of these positive business conditions remains subject to uncertainty. The global economic and political environment continues to be uncertain, and negative changes could result in a decline in demand. When coupled with new capacity additions by some participants in the industry, especially those in the Middle East and Asia which are expected to startup in the middle to latter part of the decade, the current positive business conditions could be depressed, eventually leading to another period of oversupply and poor profitability.

Raw Materials and Energy Costs

Equistar purchases large amounts of raw materials and energy for its businesses. The cost of these raw materials and energy, in the aggregate, represent a substantial portion of Equistar’s operating expenses. The costs of raw materials and energy generally follow price trends of, and vary with the market conditions for, crude oil and natural gas, which may be highly volatile and cyclical. Raw material costs have increased through 2004 and remain at high levels. There have been in the past, and will likely be in the future, periods of time when Equistar is unable to pass raw material cost increases on to customers quickly enough to avoid adverse impacts on its results of operations. In addition, customer consolidation has made it more difficult to pass along cost increases to customers. Equistar’s results of operations have been, and could be in the future, significantly affected by increases and volatility in these costs. Cost increases may increase Equistar’s working capital needs, which could reduce Equistar’s liquidity and cash flow. See “Competitive Markets” below.

In addition, higher North American natural gas prices relative to natural gas cost-advantaged regions, such as the Middle East, have diminished the ability of many domestic chemical producers to compete internationally since natural gas prices affect a significant portion of the industry’s raw materials and energy sources. This environment has in the past caused and may in the future cause a reduction in Equistar’s exports, and has in the past reduced and may in the future reduce the competitiveness of U.S. producers. It also has in the past increased the competition for sales of chemicals in North America, as U.S. production that would otherwise have been sold overseas was instead offered for sale domestically, resulting in excess supply and lower margins in North America, and may do so in the future.

General Economic Conditions and Other External Factors

External factors beyond Equistar’s control can cause volatility in the price of raw materials and other operating costs, as well as significant fluctuations in demand for Equistar’s products, and can magnify the impact of economic cycles on Equistar’s businesses. Examples of external factors include: general economic conditions, international events and circumstances, competitor actions, and governmental regulation in the U.S. and abroad. Equistar believes that events in the Middle East have had a particularly adverse influence on its businesses in recent years and may continue to do so. In addition, a number of Equistar’s products are highly dependent on durable goods markets, such as the housing and automotive markets, which also are cyclical. Many of Equistar’s products are components of other chemical products that, in turn, are subject to the supply-demand balance of the chemical industry and general economic conditions. The global economy has continued to improve, increasing demand for Equistar’s products and resulting in improved operating results as operations begin to approach full capacity. This has occurred even as the volatility and elevated level of prices for crude oil and natural gas have resulted in increased raw material costs. However, the impact of the factors cited above may once again cause a slowdown in the business cycle, reducing demand and lowering operating rates and, ultimately, reducing profitability. Although Equistar’s access to capital currently is not impeded, these same risks could increase instability in the financial markets and make Equistar’s ability to access capital more difficult.

Equistar may reduce production at or idle a facility for an extended period of time or exit a business because of high raw material prices, an oversupply of a particular product and/or a lack of demand for that particular product, which makes production uneconomical. Any decision to permanently close facilities or exit a business would result in impairment and other charges to earnings. Temporary outages sometimes last for several quarters or, in certain cases, longer and could cause Equistar to incur costs, including the expenses of maintaining and restarting these facilities. It is possible that factors such as increases in raw material costs or lower demand in the future will cause Equistar to reduce operating rates, idle facilities or exit uncompetitive businesses.

International Supply Risks

Equistar obtains a portion of its principal raw materials from sources outside the U.S., which are subject to risks such as fluctuations in currency exchange rates, transportation delays and interruptions, political and economic instability and disruptions, restrictions on the transfer of funds, the imposition of duties and tariffs, import and export controls, changes in governmental policies, labor unrest and current and changing regulatory environments. Although Equistar has compliance programs and processes intended to ensure compliance with applicable customs, currency exchange control regulations, transfer pricing regulations or any other laws or regulations to which Equistar may be subject, Equistar is subject to the risk that its compliance could be challenged.

Competitive Markets

Equistar sells its products in highly competitive markets. Due to the commodity nature of most of Equistar’s products, competition in these markets is based primarily on price and to a lesser extent on product performance, product quality, product deliverability, reliability of supply and customer service. As a result, Equistar generally is not able to protect its market position for these products by product differentiation and may not be able to pass on cost increases to its customers. Accordingly, increases in raw material and other costs may not necessarily correlate with changes in prices for these products, either in the direction of the price change or in magnitude. In addition, Equistar’s ability to increase product sales prices, and the timing of those increases, are affected by the supply-demand balances for Equistar’s products, as well as the capacity utilization rates for those products. Timing differences in pricing between rising raw material costs, which may change daily, and contract product prices, which in many cases are negotiated only monthly or less often, sometimes with an additional lag in effective dates for increases, have reduced and may continue to reduce profitability.

Environmental and Other Regulatory Matters

Equistar cannot predict with certainty the extent of its future liabilities and costs under environmental, health and safety laws and regulations and whether liabilities and costs will be material. In addition, Equistar may face liability for alleged personal injury or property damage due to exposure to chemicals or other hazardous substances at its facilities or chemicals that it otherwise manufactures, handles or owns. Although these types of claims have not historically had a material impact on Equistar’s operations, a substantial increase in the success of these types of claims could result in the expenditure of a significant amount of cash by Equistar to pay claims, and could reduce its operating results.

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

Equistar has on-site solid waste management units at several of its facilities. It is anticipated that corrective measures will be necessary to comply with federal and state requirements with respect to these facilities. Equistar also has liabilities under the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), the Superfund Amendments and Reauthorization Act of 1986, and various state government regulations related to several current and former plant sites. Equistar also is responsible for a portion of the remediation of certain off-site waste disposal facilities. Equistar’s policy is to accrue remediation expenses when it is probable that such efforts will be required and the related expenses can be reasonably estimated. Estimated costs for future environmental compliance and remediation are necessarily imprecise due to such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of presently unknown remediation sites and the allocation of costs among the potentially responsible parties under applicable statutes. Equistar, to the extent appropriate, has accrued amounts (without regard to potential insurance recoveries or third party reimbursements) believed to be sufficient to cover current estimates of the cost for remedial measures based upon its interpretation of current environmental standards. In the opinion of management, there is currently no material range of loss in excess of the amount recorded. Based on the establishment of such accruals and the status of discussions with regulatory agencies, Equistar does not anticipate any material adverse effect upon its financial statements or competitive position as a result of compliance with the laws and regulations described in this or the preceding paragraphs. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters.” In connection with the formation of Equistar, Lyondell, Millennium and Occidental each agreed to provide certain indemnifications or guarantees thereof to Equistar with respect to the businesses they each contributed to Equistar. In addition, Equistar agreed to assume third party claims that are related to certain contingent liabilities arising prior to the contribution transactions. See “Item 3. Legal Proceedings—Indemnification.”

In some cases, compliance with environmental, health and safety laws and regulations can only be achieved by capital expenditures. In the years ended December 31, 2004, 2003 and 2002, Equistar spent approximately $44 million, $38 million and $14 million, respectively, for environmentally related capital expenditures at existing facilities. The increased capital expenditures resulted from new emission reduction rules, as discussed below. Equistar currently estimates that environmentally related capital expenditures at its facilities will be approximately $80 million for 2005 and $70 million for 2006. These amounts include estimated expenditures related to emission control standards for nitrogen oxides (“NOx”) and highly reactive, volatile organic compounds (“HRVOCs”), as discussed below, and a wastewater management project.

The eight-county Houston/Galveston region has been designated a severe non-attainment area for ozone by the U.S. Environmental Protection Agency (“EPA”) under a “one-hour” ozone standard. Emission reduction controls for NOx, which contribute to ozone formation, must be installed at each of Equistar’s six plants located in the Houston/Galveston region prior to a November 2007 compliance deadline for the one-hour ozone standard. In addition, in December 2004, the regulatory agency for the state of Texas, the Texas Commission on Environmental Quality, or “TCEQ,” finalized controls over HRVOCs. Equistar is still assessing the impact of the HRVOC rules. In April 2004, the EPA designated the eight-county Houston/Galveston region a moderate non-attainment area under an “eight-hour” ozone standard. As a result, the TCEQ must submit a plan to the EPA in 2007 to demonstrate compliance with the eight-hour ozone standard in 2010. Although the one-hour ozone standard expires in 2005, the controls under that standard will not be relaxed under the EPA’s new eight-hour transition rules. As a result, Equistar still will be required to meet the new emission standards for NOx and HRVOCs. The timing and amount of these expenditures are subject to regulatory and other uncertainties, as well as obtaining the necessary permits and approvals. The ultimate cost of implementing any plan developed to comply with the final ozone standards cannot be estimated at this time. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters.”

In addition to the environmental matters described above, Equistar is subject to other material regulatory requirements, including those relating to the shipment or exportation of its products. Although Equistar has compliance programs and other processes intended to ensure compliance with all such regulations, Equistar is subject to the risk that its compliance with such regulations could be challenged. Non-compliance with certain of these regulations could result in the incurrence of additional costs, penalties or assessments that could be significant.

Operating Hazards

The occurrence of material operating problems at Equistar’s facilities, including, but not limited to, the events described below, may materially reduce the productivity and profitability of a particular manufacturing facility, or on Equistar as a whole, during and after the period of such operational difficulties. Equistar’s operating results are dependent on the continued operation of its various production facilities and the ability to complete construction projects on schedule.

Although Equistar takes precautions to enhance the safety of its operations and minimize the risk of disruptions, Equistar’s operations, along with the operations of other members of the chemical industry, are subject to hazards inherent in chemical manufacturing and the related storage and transportation of raw materials, products and wastes. These hazards include: pipeline leaks and ruptures; explosions; fires; severe weather and natural disasters; mechanical failures; unscheduled downtimes; supplier disruptions; labor difficulties; transportation interruptions; remediation complications; chemical spills; discharges or releases of toxic or hazardous substances or gases; storage tank leaks; other environmental risks; and potential terrorist acts. Some of these hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment and environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties.

Furthermore, Equistar will also continue to be subject to present and future claims with respect to workplace exposure, workers’ compensation and other matters. Equistar maintains property, business interruption and casualty insurance that it believes is in accordance with customary industry practices, but it is not fully insured against all potential hazards incident to its business, including losses resulting from war risks or terrorist acts. As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially and, in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage. If Equistar was to incur a significant liability for which it was not fully insured, it might not be able to finance the amount of the uninsured liability on terms acceptable to it or at all, and might be obligated to divert a significant portion of its cash flow from normal business operations.

Conflicts of Interest between Equistar and its Owners

Lyondell owns 70.5% of Equistar, and Millennium owns the remaining 29.5% of Equistar. On November 30, 2004, Lyondell acquired Millennium in a stock-for-stock business combination. As a result, Millennium and Equistar are now wholly owned subsidiaries of Lyondell. All executive officers of Millennium and Equistar and all members of Equistar’s Partnership Governance Committee and Millennium’s Board of

Directors also serve as officers of Lyondell. Conflicts of interest may arise between Lyondell, Equistar and/or Millennium when decisions arise that could have different implications for Lyondell, Equistar and/or Millennium. Their respective debt agreements generally require related party transactions to be on an arm’s-length basis; however, because Lyondell owns both Millennium and Equistar, conflicts of interest could be resolved in a manner that may be perceived to be adverse to Equistar.

Related Party Transactions

Equistar has various agreements and transactions with its owners (Lyondell and Millennium) and other related parties. For example, Equistar is party to shared services, loaned employee and operating arrangements with Lyondell and Millennium pursuant to which Lyondell, Equistar and Millennium provide many administrative and operating services to each other. For example, Lyondell provides to Equistar services that are essential to the administration and management of Equistar’s business, including information technology, human resources, sales and marketing, raw material supply, supply chain, health, safety and environmental, engineering, research and development, facility services, legal, accounting, treasury, internal audit and tax. Accordingly, Equistar depends to a significant degree on Lyondell for the administration of Equistar’s business. If Lyondell did not fulfill its obligations under the shared services arrangement, it would disrupt Equistar’s business and could have a material adverse effect on Equistar’s business and results of operations. In addition, Equistar has product supply agreements with Lyondell and Millennium and various other related parties, pursuant to which Equistar sells a substantial amount of its products. Equistar expects to continue to derive a significant portion of its business from transactions with these parties. If they are unable or otherwise cease to purchase Equistar’s products, Equistar’s revenues, margins and cash flow could be adversely affected.

Limitations on Transfers of Cash between Lyondell, Millennium and Equistar

Although Equistar and Millennium are wholly owned subsidiaries of Lyondell, debt covenants limit the ability of Lyondell and Millennium to contribute cash to Equistar. For example, Lyondell’s indentures contain a covenant that currently prohibits it from making cash investments in subsidiaries and joint ventures which are not restricted subsidiaries as defined in the indentures, subject to only limited exceptions. Equistar currently is not a restricted subsidiary. Millennium’s flexibility to make investments in Equistar also is limited by its debt covenants. Future borrowings by Lyondell or Millennium also may contain restrictions on making cash investments in Equistar. The ability of Lyondell and Millennium to make cash investments in Equistar also is dependent upon their economic performance, which is dependent on a variety of factors, including factors described elsewhere in this “Risks and Other Factors that May Affect Equistar” section.

Conversely, under its partnership agreement, Equistar is required to distribute to its owners (Lyondell and Millennium), as soon as practicable following the end of each month, all of its surplus cash in excess of its estimated cash needs for its next 12 months. Under the partnership agreement, distributions other than of surplus cash may only be made upon approval of Equistar’s Partnership Governance Committee. Equistar’s credit facility and indentures do not contain any restrictions on Equistar’s ability to make distributions to its owners in accordance with its partnership agreement, except that the credit facility prohibits distributions during any default under the facility. However, some of Equistar’s indentures require additional interest payments to the noteholders if Equistar makes distributions to Lyondell and Millennium when Equistar does not meet a specified fixed charge coverage ratio. Equistar met this ratio as of December 31, 2004.

Potential Acquisitions, Divestitures and Joint Ventures

Equistar may purchase or sell assets or enter into contractual arrangements or joint ventures in an effort to generate value. To the extent permitted under Equistar’s credit facility and other debt agreements, some of these transactions may be financed with additional borrowings by Equistar. Although these transactions would be expected to yield longer-term benefits if the expected efficiencies and synergies of the transactions are realized, they could reduce the operating results of Equistar in the short term because of the costs associated with such transactions. Other transactions may advance future cash flows from some of Equistar’s businesses, thereby yielding increased short-term liquidity, but consequently resulting in lower cash flows from these operations over the longer term.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this report are “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements can be identified by words such as “estimate,” “believe,” “expect,” “anticipate,” “plan,” “budget” or other words that convey the uncertainty of future events or outcomes. Many of these forward-looking statements have been based on expectations and assumptions about future events that may prove to be inaccurate. While management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond Equistar’s control. Equistar’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to:

•	the availability, cost and price volatility of raw materials and utilities,

•	uncertainties associated with the U.S. and worldwide economies, including those due to political tensions in the Middle East and elsewhere,

•	current and potential governmental regulatory actions in the U.S. and in other countries,

•	terrorist acts and international political unrest,

•	operating interruptions (including leaks, explosions, fires, weather-related incidents, mechanical failures, unscheduled downtimes, supplier disruptions, labor difficulties, transportation interruptions, spills and releases and other environmental risks),

•	legal and environmental proceedings,

•	the cyclical nature of the chemical industry,

•	competitive products and pricing pressures,

•	the supply/demand balances for Equistar’s products, and the related effects of industry production capacities and operating rates,

•	access to capital markets,

•	technological developments, and

•	Equistar’s ability to implement its business strategies.

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

All forward-looking statements in this Form 10-K are qualified in their entirety by the cautionary statements contained in this section and in this report. See “Items 1 and 2. Business and Properties,” “Risks and Other Factors That May Affect Equistar,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A. Disclosure of Market and Regulatory Risk” for additional information about factors that may affect the businesses and operating results of Equistar. These factors are not necessarily all of the important factors that could affect Equistar. Use caution and common sense when considering these forward-looking statements. Equistar does not intend to update these statements unless securities laws require it to do so.

In addition, this report contains summaries of contracts and other documents. These summaries may not contain all of the information that is important to an investor, and reference is made to the actual contract or document for a more complete understanding of the contract or document involved.

INDUSTRY AND OTHER INFORMATION

The data included or incorporated by reference in this report regarding the chemical industry, product capacity and ranking, including Equistar’s capacity positions and the capacity positions of its competitors for certain products, is based on independent industry publications, reports from government agencies or other published industry sources and estimates of Equistar. These estimates are based on information obtained from Equistar’s customers, distributors, suppliers, trade and business organizations and other contacts in the markets in which Equistar operates and Equistar’s managements’ knowledge and experience. These estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under the heading “Risks and Other Factors That May Affect Equistar” and “Forward-Looking Statements.”

NON-GAAP FINANCIAL MEASURES

The body of generally accepted accounting principles is commonly referred to as “GAAP.” For this purpose, a non-GAAP financial measure is generally defined by the Securities and Exchange Commission as one that purports to measure historical or future financial performance, financial position or cash flows but excludes or includes amounts that would not be so adjusted in the most comparable U.S. GAAP measure. From time to time Equistar discloses so-called non-GAAP financial measures, primarily EBITDA, or earnings before interest, taxes and depreciation and amortization of long-lived assets. The non-GAAP financial measures described herein or in other documents issued by Equistar are not substitutes for the GAAP measures of earnings, for which management has responsibility.

Equistar sometimes uses EBITDA in its communications with investors, financial analysts and the public. This is because EBITDA is perceived as a useful and comparable measure of operating performance and liquidity. For example, interest expense is dependent on the capital structure and credit rating of a company. However, debt levels, credit ratings and, therefore, the impact of interest expense on earnings vary in significance between companies. Similarly, the tax positions of individual companies can vary. Equistar, as a partnership, is not subject to U.S. federal income taxes. Other companies may be subject to U.S. federal or state income taxes as well as income taxes in countries outside of the U.S., and will differ in their abilities to take advantage of tax benefits, with the result that their effective tax rates and tax expense can vary considerably. Finally, companies differ in the age and method of acquisition of productive assets, and thus the relative costs of those assets, as well as in the depreciation (straight-line, accelerated, units of production) method, which can result in considerable variability in depreciation and amortization expense between companies. Thus, for comparison purposes, management believes that EBITDA can be useful as an objective and comparable measure of operating profitability and the contribution of operations to liquidity because it excludes these elements of earnings that do not provide information about the current operations of existing assets. Accordingly, management believes that disclosure of EBITDA can provide useful information to investors, financial analysts and the public in their evaluation of companies’ operating performance and the contribution of operations to liquidity.

Equistar also periodically reports adjusted net income (loss) or adjusted EBITDA, excluding specified items that are unusual in nature or are not comparable from period to period and that are included in GAAP measures of earnings. Management believes that excluding these items generally helps investors compare operating performance between two periods. Such adjusted data is always reported with an explanation of the items that are excluded.

Item 3. Legal Proceedings

Litigation Matters

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

Although Equistar is involved in numerous and varied legal proceedings, a significant portion of its outstanding litigation arose in five contexts: (1) claims for personal injury or death allegedly arising out of exposure to the products produced by Equistar or located on Equistar’s premises; (2) claims for personal injury or death, and/or property damage allegedly arising out of the generation and disposal of chemical wastes at Superfund and other waste disposal sites; (3) claims for personal injury, property damage and/or air, noise and water pollution allegedly arising out of operations; (4) employment and benefits related claims; and (5) commercial disputes.

Environmental Proceedings

From time to time Equistar receives notices from federal, state or local governmental entities of alleged violations of environmental laws and regulations pertaining to, among other things, the disposal, emission and storage of chemical and petroleum substances, including hazardous wastes. Such alleged violations may become the subject of enforcement actions or other legal proceedings and may (individually or in the aggregate) involve monetary sanctions of $100,000 or more (exclusive of interest and costs). For additional information regarding environmental matters, see “Items 1. and 2. Business and Properties—Risks and Other Factors that May Affect Equistar—Environmental and Other Regulatory Matters” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters.”

In April 1997, the Illinois Attorney General’s Office filed a complaint in Grundy County, Illinois Circuit Court seeking monetary sanctions for releases into the environment at Millennium’s Morris, Illinois plant in alleged violation of state regulations. The Morris, Illinois plant was contributed to Equistar on December 1, 1997 in connection with the formation of Equistar. Equistar has reached a settlement with the State of Illinois, which includes a civil penalty in the amount of $175,000.

In May 2003, the TCEQ notified Equistar that it is seeking a civil penalty of $167,000 in connection with alleged exceedances of permitted emissions at certain cooling towers at Equistar’s Channelview plant. Equistar does not believe that the ultimate resolution of this matter will have a material adverse effect on the business or financial condition of Equistar.

Indemnification

In connection with the formation of Equistar, Lyondell, Millennium and Occidental each agreed to provide certain indemnifications or guarantees thereof to Equistar with respect to the businesses they each contributed to Equistar. In addition, Equistar agreed to assume third party claims that are related to certain contingent liabilities arising prior to the contribution transactions that were filed prior to December 1, 2004 as to Lyondell and Millennium, and are filed prior to May 15, 2005 as to Occidental, to the extent the aggregate thereof does not exceed $7 million for each entity, subject to certain terms of the respective asset contribution agreements. As of December 31, 2004, Equistar had incurred substantially all of the $21 million assumed for these claims and liabilities. Lyondell, Millennium, Occidental and Equistar remain liable under these indemnification or guarantee arrangements to the same extent as they were before Lyondell’s August 2002 acquisition of Occidental’s interest in Equistar and Lyondell’s November 2004 acquisition of Millennium.

Item 4. Submission of Matters to a Vote of Security Holders

Omitted pursuant to General Instruction I of Form 10-K.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Equistar does not have a class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934. There is no established public trading market for the partnership interests of Equistar. As a result of Lyondell’s acquisition of Millennium, Equistar is an indirect, wholly owned subsidiary of Lyondell.

Under its partnership agreement, Equistar is required to distribute to its owners (Lyondell and Millennium), as soon as practicable following the end of each month, all of its surplus cash in excess of its estimated cash needs for its next 12 months. Under the partnership agreement, distributions other than of surplus cash may only be made upon approval of Equistar’s Partnership Governance Committee. As a result of adverse conditions in the industry and its debt service obligations, Equistar made no distributions to owners in 2003 and the first two quarters of 2004. In August 2004, Equistar resumed making distributions to its owners, making the following distributions in 2004:

Period	Distribution Amount
Third Quarter 2004	$100 million

Fourth Quarter 2004	$215 million

Equistar’s credit facility and indentures do not contain any restrictions on Equistar’s ability to make distributions to its owners in accordance with its partnership agreement, except that the credit facility prohibits distributions during any default under the facility. However, the indentures under which the 10 1/8% senior notes due 2008 and the 10 5/8% notes due 2011 were issued require that Equistar pay additional interest, in the form of additional notes, if Equistar makes distributions when Equistar’s fixed charge coverage ratio is less than 1.75 to 1. All distributions by Equistar to date have been made when that ratio requirement was satisfied and, accordingly, no additional interest was due.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with the Consolidated Financial Statements, including the related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	For the year ended December 31,
Millions of dollars	2004	2003	2002	2001	2000
Results of Operations Data:
Sales and other operating revenues	$9,316	$6,545	$5,537	$5,909	$7,495
Net income (loss) (a)	276	(339)	(1,299)	(283)	153
Balance Sheet Data:
Total assets	5,074	5,028	5,052	6,338	6,614
Long-term debt	2,312	2,314	2,196	2,233	2,158
Cash Flow Data:
Cash provided (used) by—
Operating activities	215	164	55	230	339
Investing activities	(60)	(37)	(124)	(107)	(127)
Financing activities	(315)	45	(106)	61	(302)

(a)	The 2002 net loss includes a $1,053 million charge related to goodwill impairment.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with information contained in the Consolidated Financial Statements of Equistar Chemicals, LP (“Equistar”) and the notes thereto.

In addition to comparisons of annual operating results, Equistar has included, as additional disclosure, certain “trailing quarter” comparisons of fourth quarter 2004 operating results to third quarter 2004 operating results. Equistar’s businesses are highly cyclical in addition to experiencing some less significant seasonal effects. Trailing quarter comparisons may offer important insight into the current business direction of Equistar.

References to industry benchmark prices or costs, including the weighted average cost of ethylene production, are generally to industry prices and costs reported by Chemical Marketing Associates, Incorporated (“CMAI”), except that crude oil and natural gas benchmark price references are to industry prices reported by Platts, a reporting service of The McGraw-Hill Companies.

OVERVIEW

Equistar manufactures and markets ethylene and its co-products, primarily propylene, butadiene and aromatics, which include benzene and toluene. Equistar also manufactures and markets derivatives, primarily polyethylene (including high density polyethylene (“HDPE”), low density polyethylene (“LDPE”) and linear-low density polyethylene (“LLDPE”)), ethylene glycol, ethylene oxide and its derivatives, and ethanol. Equistar also produces methyl tertiary butyl ether (“MTBE”) and alkylate. As a result of the acquisition of Millennium Chemicals Inc. (“Millennium”) by Lyondell Chemical Company (“Lyondell”) on November 30, 2004, Equistar became a wholly owned subsidiary of Lyondell.

During 2004, the chemical industry experienced broad-based improvements as a stronger global economy led to increased demand and tighter chemical industry supply/demand balances compared to 2003. U.S. ethylene demand grew an estimated 9% in 2004 compared to 2003. In this improved business environment, the industry experienced higher sales volumes and generally higher product margins in 2004 compared to 2003.

Benchmark crude oil and natural gas prices generally have been indicators of the level and direction of movement of raw material and energy costs for Equistar. Ethylene and its co-products are produced from two major raw material groups:

•	crude oil-based liquids (“liquids” or “heavy liquids”), including naphthas, condensates, and gas oils, the prices of which are generally related to crude oil prices; and

•	natural gas liquids (“NGLs”), principally ethane and propane, the prices of which are generally affected by natural gas prices.

Equistar has the ability to shift its ratio of raw materials used in the production of ethylene and co-products to take advantage of the relative costs of liquids and NGLs.

The following table shows the average benchmark prices for crude oil and natural gas for the applicable three-year period, as well as benchmark sales prices for ethylene and co-product propylene, which Equistar produces and sells. The benchmark weighted average cost of ethylene production is based on CMAI’s estimated ratio of crude-oil based liquid raw materials and NGLs used in U.S. ethylene production and is subject to revision.

	Average Benchmark Price for the Year and Percent Change Versus Prior Year Average
	2004	Percent Increase	2003	Percent Increase	2002
Crude oil—dollars per barrel	41.42	33%	31.12	19%	26.12
Natural gas—dollars per million BTUs	5.78	10%	5.24	63%	3.22
Weighted average cost of ethylene production—cents per pound	23.60	15%	20.44	33%	15.38
Ethylene—cents per pound	33.75	18%	28.50	28%	22.23
Propylene—cents per pound	31.96	49%	21.42	19%	18.00

Equistar was able to implement sales price increases in many products that more than offset the effect of significantly higher raw material and energy costs during 2004 and 2003. In addition to higher sales prices for ethylene and derivatives, Equistar was able to implement significant sales price increases for co-products such as propylene, benzene and fuels. The higher raw material and energy costs in 2004 and 2003 reflected the effect of a significant escalation in crude oil prices and ongoing high natural gas costs compared to 2002.

The magnitude of price increases had a negative effect on product demand in 2003, and contributed to Equistar experiencing lower sales volumes in 2003 compared to 2002. For the year 2003, U.S. industry ethylene demand decreased slightly compared to 2002. In addition, Equistar completed scheduled maintenance turnarounds at its two largest ethylene plants in 2003.

RESULTS OF OPERATIONS

Equistar, a Delaware limited partnership which commenced operations on December 1, 1997, was formed by Lyondell and Millennium. On May 15, 1998, Equistar was expanded with the contribution of certain assets from Occidental Petroleum Corporation and subsidiaries (“Occidental”). Until August 22, 2002, Equistar was owned 41% by Lyondell, 29.5% by Millennium and 29.5% by Occidental. On August 22, 2002, Lyondell purchased Occidental’s interest in Equistar and, as a result, Lyondell’s ownership interest in Equistar increased to 70.5%. As a result of Lyondell’s acquisition of Millennium, Equistar became a wholly owned subsidiary of Lyondell from December 1, 2004.

Management evaluates the performance of the Equistar businesses and allocates resources based on the integrated economics of ethylene, co-products and derivatives. Accordingly, management has determined that Equistar has one reportable segment, ethylene, co-products and derivatives (“EC&D”). As additional information, Equistar’s operating results are reviewed below in two product groups: ethylene and co-products; and derivatives. Ethylene co-products primarily include propylene, butadiene, fuels, which include MTBE and alkylates, and aromatics, which include benzene and toluene. Derivatives primarily include polyethylene, ethylene glycol, ethylene oxide and its derivatives, and ethanol and polypropylene.

The operating results of Equistar, as a whole, are analyzed below, followed by a review of the product group results.

Revenues—Revenues of $9,316 million in 2004 increased 42% compared to revenues of $6,545 million in 2003, reflecting higher average sales prices and volumes. Benchmark ethylene sales prices were 18% higher in 2004 compared to 2003. Benchmark benzene sales prices averaged 87% higher and benchmark propylene sales prices averaged 49% higher in 2004 compared to 2003. Benchmark prices of HDPE averaged 20% higher in 2004 than in 2003. Ethylene and derivative sales volumes were 10% higher in 2004 compared to 2003.

Revenues of $6,545 million in 2003 increased 18% compared to revenues of $5,537 million in 2002 due to higher sales prices, partly offset by a decrease in sales volumes. Benchmark ethylene prices averaged 28% higher in 2003 compared to 2002 in response to significant increases in the cost of ethylene production, while benchmark propylene sales prices averaged 19% higher. Sales volumes were lower in 2003 compared to 2002 due to the negative effect of price increases on product demand and maintenance turnarounds noted above, as well as the sale of the polypropylene production facility in Pasadena, Texas in 2003.

Cost of Sales—Cost of sales of $8,587 million in 2004 increased 34% compared to $6,387 million in 2003 due to higher costs of raw materials and energy in 2004 compared to 2003. The benchmark price of crude oil averaged 33% higher in 2004 than in 2003, while benchmark natural gas prices averaged 10% higher.

Cost of sales of $6,387 million in 2003 increased 19% compared to $5,388 million in 2002. Benchmark natural gas prices averaged 63% higher, and the benchmark price of crude oil averaged 19% higher in 2003 than in 2002.

SG&A Expenses—Selling, general and administrative (“SG&A”) expenses were $197 million in 2004, $182 million in 2003 and $155 million in 2002. The $15 million increase in 2004 compared to 2003 was primarily due to incentive compensation cost increases in 2004, reflecting the effect of Equistar’s improved performance. The $27 million increase in 2003 compared to 2002 was primarily due to higher employee benefit costs, including $6 million in employee severance costs in 2003.

Gain (Loss) on Asset Dispositions—Equistar had a gain of $4 million in 2004 and a loss of $27 million in 2003 from disposal of assets. The 2003 loss included a $12 million loss from the sale of Equistar’s polypropylene production facility in Pasadena, Texas and an $11 million charge for the write-off of a research and development (“R&D”) facility for derivatives.

Interest Expense—Interest expense was $227 million in 2004, $215 million in 2003 and $205 million in 2002. During this three-year period, Equistar refinanced variable rate debt with fixed rate debt that had longer terms to maturity and higher interest rates, which resulted in the higher interest expense.

Other Income (Expense), Net—Equistar had other expense, net of $6 million in 2004 and $43 million in 2003 and other income, net of $2 million in 2002. The 2003 net expense of $43 million included $37 million of refinancing costs.

Net Income—Equistar’s net income was $276 million in 2004, compared to a net loss of $339 million in 2003. The $615 million improvement in 2004 was primarily due to higher product margins and higher sales volumes in 2004 due to improved supply/demand fundamentals compared to 2003. The higher sales prices more than offset the effect of significantly higher raw material and energy costs compared to 2003. In addition to higher sales prices for ethylene and derivatives, Equistar benefited from significantly higher prices for co-products such as propylene, benzene and fuels compared to 2003. The higher raw material and energy costs during 2004 reflected the effect of 33% higher average benchmark crude oil prices in 2004, as well as ongoing high natural gas prices compared to 2003. Also, ethylene and derivative sales volumes in 2004 were 11% higher compared to 2003. The net loss in 2003 included the $37 million of refinancing costs, the $12 million loss from the sale of the polypropylene production facility, the $11 million charge for the write-off of the R&D facility, as well as $6 million of employee severance costs.

Equistar had a 2003 net loss of $339 million compared to a 2002 loss of $246 million before the cumulative effect of an accounting change in 2002. The $93 million higher loss in 2003 included the $37 million of refinancing costs, the $12 million loss on the sale of the polypropylene plant, the $11 million charge for the write-off of the R&D facility and the $6 million of employee severance costs. The 2002 net loss included a $33 million negative impact of certain fixed price natural gas and NGL purchase contracts entered into in early 2001. The remaining $60 million decrease in operating results was primarily due to lower sales volumes, which were only partly offset by higher average product margins in 2003. In addition, SG&A expenses in 2003 were $27 million higher than in 2002, primarily due to higher employee benefit costs.

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

Fourth Quarter 2004 versus Third Quarter 2004

Equistar’s fourth quarter 2004 net income was $156 million compared to net income of $72 million in the third quarter 2004. The $84 million improvement primarily resulted from higher sales prices for ethylene and derivatives, which more than offset the higher raw material costs compared to the third quarter 2004. All ethylene-based product prices increased during the fourth quarter 2004. In addition, ethylene and derivative sales volumes were 2% higher compared to the third quarter 2004. Benchmark crude prices averaged 10% higher in the fourth quarter 2004 compared to the third quarter 2004, but this increase in raw material costs was offset by an increase in co-product prices.

Product Group Analysis

The following analysis discusses Equistar’s operating results focusing on two product groups: ethylene and co-products; and derivatives. Ethylene co-products primarily include propylene, butadiene, fuels, which include MTBE and alkylates, and aromatics, which include benzene and toluene. Derivatives primarily include polyethylene, ethylene glycol, ethylene oxide and its derivatives, and ethanol and polypropylene.

The following tables reflect selected sales data, including sales of ethylene and co-products used as derivative raw materials, and summarized financial information for the two product groups.

	For the year ended December 31,
In millions	2004	2003	2002
Selected ethylene and co-products:
Ethylene and co-products (pounds)	17,935	16,054	16,673
Aromatics (gallons)	377	384	373
Derivatives products (pounds)	7,596	6,821	7,295

Millions of dollars
Sales and other operating revenues:
Ethylene and co-products	$8,136	$5,537	$4,544
Derivatives	3,257	2,522	2,281
Ethylene and co-products sales included in derivatives	(2,077)	(1,514)	(1,288)

Total	$9,316	$6,545	$5,537

Operating income (loss):
Ethylene and co-products	$482	$62	$95
Derivatives	20	(151)	(139)

Total	$502	$(89)	$(44)

Ethylene and co-products

Revenues—Ethylene and co-products revenues of $8,136 million in 2004 increased 47% compared to $5,537 million in 2003. The increase reflected higher average sales prices and volumes during 2004 compared to 2003. Benchmark ethylene sales prices were 18% higher in 2004 compared to 2003. Increases in sales prices of co-products were much more significant. Benchmark benzene sales prices averaged 87% higher and benchmark propylene sales prices averaged 49% higher in 2004 compared to 2003. Sales volumes, including sales of ethylene and co-products included in derivatives, were 12% higher in 2004 compared to 2003.

Revenues of $5,537 million in 2003 increased 22% compared to revenues of $4,544 million in 2002 due to higher sales prices, partly offset by lower sales volumes. Benchmark ethylene prices averaged 28% higher in 2003 compared to 2002 in response to significant increases in raw material and energy costs, and benchmark propylene sales prices averaged 19% higher. Sales volumes decreased 4% in 2003 compared to 2002 due to lower sales of ethylene and co-products included in derivatives and lower co-product production in 2003. Lower co-product production reflected the scheduled maintenance turnarounds at two major ethylene plants in 2003.

Operating Income—Operating income in 2004 for the ethylene and co-products product group was $482 million compared to $62 million in 2003. The increase was primarily due to higher product margins and higher sales volumes in 2004 due to improved supply/demand fundamentals compared to 2003. The effect of sales price increases in response to higher raw material and energy costs were generally more favorable in 2004 than in 2003, resulting in higher average product margins in 2004. Additionally, sales volumes were lower in 2003 as a result of the scheduled turnarounds at the two major ethylene plants.

Operating income of $62 million in 2003 decreased $33 million compared to operating income of $95 million in 2002. Operating income for 2002 included the $33 million negative effect of the fixed price natural gas and NGL purchase contracts entered into in early 2001. The decrease in 2003 operating income was due to the negative effect of the two scheduled maintenance turnarounds and 4% lower sales volumes compared to 2002.

Derivatives

Revenues—Derivatives revenues of $3,257 million in 2004 increased 29% compared to $2,522 million in 2003. The increase was due to higher average sales prices and volumes in 2004 compared to 2003. The average sales price increases in 2004 reflected higher demand and higher raw material costs. Sales volumes were 11% higher in 2004 compared to 2003, reflecting the stronger demand.

Revenues of $2,522 million in 2003 increased 11% compared to $2,281 million in 2002. The increase was due to an 18% increase in average sales prices, partly offset by a 6% decrease in sales volumes. Average sales prices increased in response to higher raw material costs, primarily ethylene, compared to 2002. The average benchmark price of ethylene increased 28% in 2003 compared to 2002. The lower sales volumes reflected the negative effect of the higher sales prices on product demand.

Operating Income—Operating income for derivatives was $20 million in 2004 compared to an operating loss of $151 million in 2003. The improvement in 2004 was primarily the result of higher product margins, especially in the third and fourth quarters of 2004, and higher sales volumes compared to 2003. In addition, the operating loss in 2003 included the $11 million charge for the write-off of the R&D facility and the $12 million loss on the sale of the polypropylene production facility.

The operating loss of $151 million in 2003 compared to an operating loss of $139 million in 2002. The combined effects of the $11 million write-off of the R&D facility and the $12 million loss on sale of the polypropylene production facility, as well as the negative effect of the 6% decrease in sales volumes, were offset by higher product margins in 2003 compared to 2002. Margins increased in 2003 compared to 2002 as higher average sales prices more than offset higher raw material costs.

FINANCIAL CONDITION

Operating Activities—Operating activities provided cash of $215 million in 2004, $164 million in 2003, and $55 million in 2002. The 2004 increase compared to 2003 reflected the earnings improvement in 2004, and lower 2004 maintenance turnaround expenditures, largely offset by a significant increase in 2004 in the main components of working capital—receivables, inventory and payables. In addition, the 2003 period included a receipt of $159 million as a partial prepayment for propylene to be delivered over a period of 15 years in connection with a long-term propylene supply arrangement entered into in March 2003.

Net income of $276 million in 2004 improved $615 million from a net loss of $339 million in 2003. This increase in operating cash flow was substantially offset by a net increase in the main components of working capital that used cash of $360 million in 2004 compared to a net decrease that provided cash of $70 million in 2003. The increase in working capital in 2004 was primarily due to higher accounts receivable balances, which reflected higher product sales prices and volumes compared to 2003, and a $174 million increase in inventory compared to low December 31, 2003 inventory levels. The increase in receivables was partly offset by a $98 million increase in the outstanding amount of accounts receivable sold under Equistar’s accounts receivables sales facility in 2004 compared to a $21 million increase in 2003. The outstanding amount of Equistar’s accounts receivable sold under this facility was $200 million at December 31, 2004 and $102 million at December 31, 2003.

In consideration of discounts offered to certain customers for early payment for product, some receivable amounts were collected in December 2004 and December 2003 that otherwise would have been expected to be collected in January of the following years. This included $66 million in December 2004 and $41 million in December 2003 from Occidental Chemical Corporation, a subsidiary of Occidental.

Operations in 2004 included cash expenditures of $55 million for scheduled maintenance turnarounds compared to cash expenditures of $97 million in 2003.

The $109 million increase in operating cash flow in 2003 compared to 2002 reflected the $159 million received by Equistar as a partial prepayment for the long-term propylene supply arrangement entered into in March 2003. The cash flow benefit of this prepayment was partially offset by a higher net loss in 2003, excluding the $1.1 billion cumulative effect of an accounting change in 2002.

Investing Activities—Investing activities used cash of $60 million, $37 million and $124 million in 2004, 2003 and 2002, respectively. The year-to-year changes were primarily due to proceeds from asset sales. Proceeds from asset sales were $41 million in 2004, $69 million in 2003 and less than $1 million in 2002. In 2004, Equistar sold certain railcars for $37 million and leased the railcars from the buyer under an operating lease agreement. The proceeds from the asset sales in 2003 included $35 million from the sale of the polypropylene production facility and $34 million from railcar sale-leaseback transactions.

Equistar’s capital expenditures were $101 million in 2004, $106 million in 2003, and $118 million in 2002. The 2003 and 2002 expenditures included $18 million and $47 million, respectively, for purchases of previously leased railcars. Equistar’s level of capital expenditures during 2003 and 2002, excluding the railcar purchases, reflected reduced discretionary spending in view of the poor business environment in those years. Equistar’s increased 2004 capital spending was primarily related to environmental compliance projects. Equistar’s 2005 capital budget is $167 million. The increase over 2004 spending is primarily to ensure continued compliance with environmental regulations. See “Environmental Matters” below.

Financing Activities—Financing activities used cash of $315 million in 2004, provided cash of $45 million in 2003 and used cash of $106 million in 2002. In 2004, Equistar resumed making distributions to its owners, distributing a total of $315 million to Lyondell and Millennium. Equistar made no distributions to its owners in 2003 or 2002. The $45 million provided in 2003 reflected net proceeds of debt refinancing activity, and the $106 million used in 2002 included the scheduled retirement of $100 million of 9.125% Notes.

The Equistar credit facility was amended in June 2004 to clarify certain provisions. In March 2003 and March 2002, Equistar obtained amendments to its previous $354 million revolving credit facility that provided additional financial flexibility by generally making certain financial ratio requirements less restrictive.

In December 2003, concurrent with entering into a $450 million accounts receivable sales facility, Equistar entered into a $250 million, four-year, inventory-based revolving credit facility, which replaced Equistar’s previous $354 million revolving credit facility. At December 31, 2004, the interest rate under the $250 million revolving credit facility was LIBOR plus 2.25%. The $250 million revolving credit facility is secured by a lien on all inventory and certain personal property, including a pledge of accounts receivable.

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

Liquidity and Capital Resources—At December 31, 2004, Equistar’s long-term debt, including current maturities, totaled $2.3 billion, or approximately 60% of its total capitalization. Equistar had cash on hand of $39 million. In addition, the total amount available at December 31, 2004 under both the $250 million inventory-based revolving credit facility and the $450 million accounts receivable sales facility was approximately $394 million, which gives effect to the borrowing base less a $75 million unused availability requirement and is net of the $200 million sold under the accounts receivable facility and $31 million of outstanding letters of credit under the revolving credit facility as of December 31, 2004. The borrowing base is determined using a formula applied to accounts receivable and inventory balances. The revolving credit facility requires that the unused available amounts under that facility and the $450 million accounts receivable sales facility equal or exceed $75 million through March 30, 2005 and $50 million thereafter or $100 million thereafter if the interest coverage ratio, as defined, is less than 2:1. There was no outstanding borrowing under the revolving credit facility at December 31, 2004.

The $250 million inventory-based revolving credit facility and the indentures governing Equistar’s senior notes contain covenants that, subject to certain exceptions, restrict lien incurrence, debt incurrence, sales of assets, investments, capital expenditures, certain other payments, and mergers. The credit facility does not require Equistar to maintain specified financial ratios. The breach of the covenants could permit the lenders or noteholders to declare any outstanding debt payable and could permit the lenders under Equistar’s credit facility to terminate future lending commitments. In addition, some of Equistar’s indentures require additional interest payments to the noteholders if Equistar makes distributions when Equistar does not meet a specified fixed charge coverage ratio. Equistar met this ratio and was in compliance with all covenants under these agreements as of December 31, 2004.

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

Off-Balance Sheet Arrangements—The Securities and Exchange Commission (“SEC”) has described various characteristics to identify contractual arrangements that would fall within the SEC’s definition of off-balance sheet arrangements. Equistar is a party to the following accounts receivable sales facility that has some of those characteristics.

In December 2003, Equistar entered into a $450 million, four-year, accounts receivable sales facility to replace its previous accounts receivable sales facility. Pursuant to the facility, Equistar sells, through a wholly owned bankruptcy remote subsidiary, on an ongoing basis and without recourse, an interest in a pool of accounts receivable to financial institutions participating in the facility. Equistar is responsible for servicing the receivables. The $450 million accounts receivable sales facility is subject to substantially the same minimum unused availability requirements and covenant requirements as the $250 million inventory-based revolving credit facility. See discussion of “Liquidity and Capital Resources” above and discussion of “Long-Term Debt” below. The breach of these covenants would permit the counterparty to the accounts receivable sales facility to terminate further purchases of Equistar’s accounts receivable. At December 31, 2004 and 2003, the balance of Equistar’s accounts receivable sold under the facility was $200 million and $102 million, respectively. The facility accelerates availability to the business of cash from product sales that otherwise would have been collected over the normal billing and collection cycle. The availability of the accounts receivable sales facility provides one element of Equistar’s ongoing sources of liquidity and capital resources. Upon termination of the facility, cash collections related to accounts receivable then in the pool would first be applied to the outstanding interest sold, but Equistar would in no event be required to repurchase such interest. See Note 4 to the Consolidated Financial Statements for additional accounts receivable information.

Contractual and Other Obligations—The following table summarizes, as of December 31, 2004, Equistar’s minimum payments for long-term debt, and contractual and other obligations for the next five years and thereafter.

		Payments Due By Period
Millions of dollars	Total	2005	2006	2007	2008	2009	Thereafter
Long-term debt	$2,312	$—	$150	$—	$700	$600	$862
Interest payable	1,262	219	214	209	209	112	299
Pension benefits:
PBO	223	12	13	15	15	17	151
Assets	(152)	—	—	—	—	—	(152)

Funded status	71
Other postretirement benefits	103	7	8	8	9	9	62
Advances from customers	139	—	16	14	14	14	81
Other noncurrent obligations	103	—	21	12	3	3	64
Other contractual obligations:
Purchase obligations	3,371	236	232	223	219	215	2,246
Operating leases	729	84	76	69	61	59	380

Total	$8,090	$558	$730	$550	$1,230	$1,029	$3,993

Long-Term Debt—Equistar’s long-term debt includes credit facility and debt obligations. See “Liquidity and Capital Resources” above for a discussion of the covenant requirements under the Equistar credit facility and indentures and Note 9 to the Consolidated Financial Statements for descriptions of Equistar’s long-term debt and credit facility.

Interest Payable—The long-term debt agreements contain provisions for the payment of either monthly or semi-annual interest at a stated rate of interest over the term of the debt. These payment obligations are reflected in the table above.

Pension Benefits—Equistar maintains several defined benefit pension plans as described in Note 12 to the Consolidated Financial Statements. At December 31, 2004, the projected benefit obligation for Equistar’s pension plans exceeded the fair value of plan assets by $71 million. Subject to future actuarial gains and losses, as well as actual asset earnings, Equistar will be required to fund the $71 million, with interest, in future years. Pension contributions were $16 million, $15 million, and $18 million for the years 2004, 2003, and 2002, respectively, and are estimated to be approximately $16 million for 2005, $23 million in 2006, $19 million in 2007, $18 million in 2008 and $17 million in 2009. Current projections indicate that contributions will be required to be made quarterly, rather than annually, beginning in 2006, resulting in an acceleration of payments in 2006.

Other Postretirement Benefits—Equistar sponsors postretirement benefit plans other than pensions, which provide medical and life insurance benefits as described in Note 12 to the Consolidated Financial Statements. Other postretirement benefits are unfunded and are paid by Equistar as incurred. Estimates of other postretirement benefit payments through 2009 are included in the table above.

Advances from Customers—Equistar received advances from customers in 2003 and in 2002 in connection with long-term sales agreements under which Equistar is obligated to deliver product primarily at cost-based prices. These advances are treated as deferred revenue and will be amortized to earnings over the remaining terms of the respective contracts, which range from 8 to 14 years. The unamortized long-term portion of such advances totaled $139 million as of December 31, 2004. See Note 8 to the Consolidated Financial Statements.

Other Noncurrent Obligations—Other noncurrent obligations primarily include deferred compensation arrangements other than pension and postretirement benefits.

Purchase Obligations—Equistar is a party to various unconditional obligations to purchase products and services, as summarized in the above table. These primarily include commitments for steam and power from a co-generation facility. These commitments are designed to assure sources of supply and are not expected to be in excess of normal requirements. See “Commitments” section of Note 13 to the Consolidated Financial Statements.

Operating Leases—Equistar leases various facilities and equipment, including railcars, under noncancelable operating lease arrangements for various periods. See Note 10 to the Consolidated Financial Statements for information on Equistar’s operating leases.

CURRENT BUSINESS OUTLOOK

Business conditions continue to be positive for the majority of Equistar’s products, and Equistar continues to benefit from strong economics for its liquids-based ethylene facilities. Supply/demand conditions for the majority of Equistar’s products have strengthened, and Equistar generally expects this strengthening to continue throughout 2005.

Volatile and elevated energy prices and resultant raw material prices continue to be a concern. While the industry appears to continue to adapt to this energy price environment, the primary concern is the impact that it may have on the broader global economy. Overall, Equistar believes that 2005 will be characterized by additional tightening of supply/demand for its products.

RELATED PARTY TRANSACTIONS

Equistar makes significant sales of product to Lyondell, LYONDELL-CITGO Refining LP (“LCR”), affiliates of Millennium and affiliates of Occidental, including Occidental Chemical Corporation. Equistar also makes significant purchases of raw materials and products from LCR and receives significant administrative services from Lyondell.

Prior to August 22, 2002, Equistar was owned 41% by Lyondell, 29.5% by Millennium, and 29.5% by Occidental. On August 22, 2002, Lyondell completed the purchase of Occidental’s interest in Equistar, increasing its ownership interest in Equistar to 70.5%. As a result of that transaction, Occidental has two representatives on Lyondell’s board of directors and, as of December 31, 2004, Occidental Chemical Holding Corporation owned approximately 17% of Lyondell. In view of Occidental’s relationship with Lyondell, which indirectly owns 100% of Equistar as a result of the acquisition of Millennium by Lyondell on November 30, 2004, Occidental’s transactions with Equistar continue to be reported as related party transactions in Equistar’s Consolidated Statements of Income and Consolidated Balance Sheets.

Equistar believes that all such aforementioned related party transactions are effected on terms substantially no more or less favorable than those that would have been agreed upon by unrelated parties on an arm’s length basis. See Note 3 to the Consolidated Financial Statements for a description of related party transactions.

CRITICAL ACCOUNTING POLICIES

Equistar applies those accounting policies that management believes best reflect the underlying business and economic events, consistent with accounting principles generally accepted in the U.S. Equistar’s more critical accounting policies include those related to long-lived assets, including the costs of major maintenance turnarounds and repairs, and accruals for long-term employee benefit costs such as pension and other postretirement costs. Inherent in such policies are certain key assumptions and estimates made by management. Management periodically updates its estimates used in the preparation of the financial statements based on its latest assessment of the current and projected business and general economic environment. These critical accounting policies have been discussed with the Equistar Partnership Governance Committee. Equistar’s significant accounting policies are summarized in Note 2 to the Consolidated Financial Statements.

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

To reflect economic and market conditions, from time to time Equistar may temporarily idle manufacturing facilities. Assets that are temporarily idled are reviewed for impairment at the time they are idled, and at least annually thereafter. Fixed assets with a net book value of $145 million were temporarily idled as of December 31, 2004. Those assets continue to be depreciated over their remaining useful lives. No impairments were recorded in 2004, 2003 or 2002 for temporarily idled facilities. Charges of $11 million were recorded in 2003 for abandoned research and development facilities.

Equistar defers the costs of major periodic maintenance and repair activities (“turnarounds”) in excess of $5 million, amortizing such costs over the period until the next expected major turnaround of the affected unit. During 2004, 2003 and 2002, expenditures of $55 million, $97 million and $49 million, respectively, were deferred and are being amortized, generally over a period of 5 to 7 years. Amortization in 2004, 2003 and 2002, of previously deferred turnaround costs was $38 million, $30 million and $24 million, respectively.

The estimated useful lives of long-lived assets range from 3 to 30 years. Depreciation and amortization of these assets, including amortization of deferred turnaround costs, under the straight-line method over their estimated useful lives totaled $313 million in 2004. If the useful lives of the assets were found to be shorter than originally estimated, depreciation charges would be accelerated.

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

The current benefit service costs, as well as the existing liabilities, for pensions and other postretirement benefits are measured on a discounted present value basis. The discount rate is a current rate, related to the rate at which the liabilities could be settled. Equistar’s assumed discount rate is based on average rates published by Moody’s and Merrill Lynch for high-quality (Aa rating) ten-year fixed income securities. For the purpose of measuring the benefit obligations at December 31, 2004, Equistar lowered its assumed discount rate from 6.25% to 5.75%, reflecting the general decline in market interest rates during 2004. The 5.75% rate also will be used to measure net periodic benefit cost during 2005. A further one percentage point reduction in the assumed discount rate for Equistar would increase Equistar’s benefit obligation for pensions and other postretirement benefits by approximately $38 million, and would reduce Equistar’s net income by approximately $5 million annually.

The benefit obligation and the periodic cost of postretirement medical benefits also are measured based on assumed rates of future increase in the per capita cost of covered health care benefits. As of December 31, 2004, the assumed rate of increase was 10% for 2004, 7% for 2005 through 2007 and 5% thereafter. A one percentage point change in the health care cost trend rate assumption would have no significant effect on either the benefit liability or the net periodic cost, due to limits on Equistar’s maximum contribution level under the medical plan.

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

The actual rate of return on plan assets may differ from the expected rate due to the volatility normally experienced in capital markets. Management’s goal is to manage the investments over the long term to achieve optimal returns with an acceptable level of risk and volatility. Based on the market value of plan assets at December 31, 2004, a one percentage point decrease in this assumption for Equistar would decrease Equistar’s net income by approximately $2 million annually.

Net periodic pension cost recognized each year includes the expected asset earnings, rather than the actual earnings or loss. As a result of asset earnings significantly below the expected return on plan assets rate over the last several years, the level of unrecognized investment losses, together with the net actuarial gains and losses, is $61 million at December 31, 2004. This unrecognized amount, to the extent it exceeds ten percent of the projected benefit obligation for the respective plan, will be recognized as additional net periodic benefit cost over the average remaining service period of the participants in each plan. This annual amortization charge will be approximately $12 million per year based on the December 31, 2004 unrecognized amount.

Additional information on the key assumptions underlying these benefit costs appears in Note 12 to the Consolidated Financial Statements.

ACCOUNTING AND REPORTING CHANGES

Effective January 1, 2002, Equistar implemented SFAS No. 142, Goodwill and Other Intangible Assets. Upon implementation of SFAS No. 142, Equistar reviewed goodwill for impairment and concluded that the entire balance of goodwill was impaired, resulting in a $1.1 billion charge to earnings that was reported as the cumulative effect of an accounting change as of January 1, 2002. The conclusion was based on a comparison to Equistar’s indicated fair value, using multiples of EBITDA (earnings before interest, taxes, depreciation and amortization) for comparable companies as an indicator of fair value. As a result of implementing SFAS No. 142, income in 2002 and subsequent years is favorably affected by $33 million annually because of the elimination of goodwill amortization. See Note 2 to Consolidated Financial Statements.

ANTICIPATED ACCOUNTING CHANGES

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which amends APB Opinion No. 29, Accounting for Nonmonetary Transactions, to eliminate the exception for nonmonetary exchanges of similar productive assets, which is replaced with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange is defined to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Equistar will be required to adopt SFAS No. 153 no later than the third quarter 2005 with prospective application. Equistar is currently evaluating the impact, if any, that application of SFAS No. 153 will have on its financial statements.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs. The primary impact of the statement on Equistar will be recognition as period costs of any abnormal amounts of idle facility expense, freight, handling costs, and spoilage. The provisions of SFAS No. 151 will be applied prospectively upon implementation, which is required no later than the first quarter 2006. Equistar does not expect application of SFAS No. 151 to have a material impact on its financial statements.

ENVIRONMENTAL MATTERS

Various environmental laws and regulations impose substantial requirements upon the operations of Equistar. Equistar’s policy is to be in compliance with such laws and regulations, which include, among others, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or “Superfund”) as amended, the Resource Conservation and Recovery Act (“RCRA”) and the Clean Air Act Amendments. Equistar does not specifically track all recurring costs associated with managing hazardous substances and pollution in ongoing operations. Such costs are included in cost of sales. Equistar also makes capital expenditures to comply with environmental regulations. Such capital expenditures totaled approximately $44 million, $38 million and $14 million for 2004, 2003 and 2002, respectively. Capital expenditures increased in 2004 and 2003 as a result of new emission reduction rules, discussed below, and Equistar currently estimates 2005 and 2006 expenditures at approximately $80 million and $70 million, respectively. These amounts include estimated expenditures related to air emission control standards, as discussed below, and a wastewater management project.

Under the Clean Air Act, the eight-county Houston/Galveston region has been designated a severe non-attainment area for ozone by the U.S. Environmental Protection Agency (“EPA”) under a “one-hour” ozone standard. Emission reduction controls for nitrogen oxides (“NOx”) must be installed at each of Equistar’s six plants in the Houston/Galveston region prior to a November 2007 compliance deadline for the one-hour ozone standard. In addition, in December 2004, the regulatory agency for the state of Texas, the Texas Commission on Environmental Quality (“TCEQ”), finalized controls over highly reactive, volatile organic compounds (“HRVOCs”). Equistar is still assessing the impact of the HRVOC rules. In April 2004, the EPA designated the eight-county Houston/Galveston region a moderate non-attainment area under an “eight-hour” ozone standard. As a result, the TCEQ must submit a plan to the EPA in 2007 to demonstrate compliance with the “eight-hour” ozone standard in 2010. Although the one-hour ozone standard expires in 2005, the controls under that standard will not be relaxed under the EPA’s new eight-hour transition rules. As a result, Equistar will still be required to meet the new emission standards for NOx and HRVOCs. The timing and amount of these expenditures are subject to regulatory and other uncertainties, as well as to obtaining the necessary permits and approvals. The ultimate cost of implementing any plan developed to comply with the final ozone standards cannot be estimated at this time.

Equistar’s accrued liability for environmental remediation as of December 31, 2004 was $1 million and primarily related to the Port Arthur facility, which was permanently shut down in February 2001. In the opinion of management, there is currently no material estimable range of loss in excess of the liability recorded for environmental matters.

Item 7A. Disclosure of Market and Regulatory Risk

COMMODITY PRICE RISK

A substantial portion of Equistar’s products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of Equistar’s profitability tend to fluctuate with changes in the business cycle. Equistar tries to protect against such instability through various business strategies. These include utilization of the ethylene plants’ raw material flexibility and entering into multi-year processing and sales agreements.

In addition, Equistar selectively enters into commodity derivative hedging transactions, primarily price swaps and call options, to help manage its exposure to commodity price risk with respect to purchases of natural gas and crude oil-related raw materials as well as product sales. Market risks created by these derivative instruments and the mark-to-market valuations of open positions are monitored by management. During 2004, 2003 and 2002, the derivative transactions were not significant compared to Equistar’s overall inventory purchases and product sales. At December 31, 2004 and 2003, the market value of outstanding derivatives was not material.

INTEREST RATE RISK

During 2003, Equistar repaid its remaining variable rate debt that was outstanding at December 31, 2002, using proceeds of new fixed-rate debt offerings. Equistar had no borrowing outstanding under its inventory-based revolving credit facility as of December 31, 2004 and 2003. Accordingly, Equistar’s exposure to variable interest rate risk was minimal at December 31, 2004 and 2003.

REGULATORY RISK

New air pollution standards promulgated by federal and state regulatory agencies in the U.S., including those specifically targeting the eight-county Houston/Galveston region, will affect a substantial portion of the operating facilities of Equistar. Compliance with these standards will result in increased capital investment during the next several years and higher annual operating costs for Equistar. Equistar is still assessing the impact of these proposed regulations and the ultimate cost of implementing any plan developed to comply with the final ozone standards cannot be estimated at this time. See “Clean Air Act” section of Note 13 to the Consolidated Financial Statements and “Environmental Matters” above.

Item 8. Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Equistar is responsible for establishing and maintaining adequate internal control over financial reporting. Equistar’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting in accordance with generally accepted accounting principles.

Equistar management assessed the effectiveness of Equistar’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on its assessment, Equistar’s management has concluded that Equistar’s internal control over financial reporting was effective as of December 31, 2004 based on those criteria.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has audited management’s assessment of the effectiveness of Equistar’s internal control over financial reporting as of December 31, 2004, as stated in their report that appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partnership Governance Committee

of Equistar Chemicals, LP

We have completed an integrated audit of Equistar Chemicals, LP’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Equistar Chemicals, LP (the “Partnership”) and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Accounting for Goodwill and Other Intangible Assets.”

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 8, that the Partnership maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Partnership’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP

Houston, Texas

March 16, 2005

EQUISTAR CHEMICALS, LP

CONSOLIDATED STATEMENTS OF INCOME

	For the year ended December 31,
Millions of dollars	2004	2003	2002
Sales and other operating revenues
Trade	$6,960	$4,920	$4,295
Related parties	2,356	1,625	1,242

	9,316	6,545	5,537

Operating costs and expenses
Cost of sales	8,587	6,387	5,388
Selling, general and administrative expenses	197	182	155
Research and development expenses	34	38	38
(Gain) loss on asset dispositions	(4)	27	—

	8,814	6,634	5,581

Operating income (loss)	502	(89)	(44)

Interest expense	(227)	(215)	(205)
Interest income	7	8	1
Other income (expense), net	(6)	(43)	2

Income (loss) before cumulative effect of accounting change	276	(339)	(246)
Cumulative effect of accounting change	—	—	(1,053)

Net income (loss)	$276	$(339)	$(1,299)

See Notes to the Consolidated Financial Statements.

EQUISTAR CHEMICALS, LP

CONSOLIDATED BALANCE SHEETS

	December 31,
Millions of dollars	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$39	$199
Accounts receivable:
Trade, net	615	471
Related parties	211	137
Inventories	582	408
Prepaid expenses and other current assets	43	46

Total current assets	1,490	1,261
Property, plant and equipment, net	3,167	3,334
Investments	60	60
Other assets, net	357	373

Total assets	$5,074	$5,028

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable:
Trade	$447	$462
Related parties	85	51
Current maturities of long-term debt	1	—
Accrued liabilities	273	241

Total current liabilities	806	754
Long-term debt	2,312	2,314
Other liabilities and deferred revenues	395	359
Commitments and contingencies
Partners’ capital:
Partners’ accounts	1,580	1,619
Accumulated other comprehensive loss	(19)	(18)

Total partners’ capital	1,561	1,601

Total liabilities and partners’ capital	$5,074	$5,028

See Notes to the Consolidated Financial Statements.

EQUISTAR CHEMICALS, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
Millions of dollars	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$276	$(339)	$(1,299)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Cumulative effect of accounting change	—	—	1,053
Depreciation and amortization	313	307	298
Deferred revenues	—	159	23
Deferred maintenance turnaround expenditures	(55)	(97)	(49)
Debt prepayment premiums and charges	—	30	—
Net (gains) losses on asset dispositions	(4)	27	—
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(216)	26	(54)
Inventories	(174)	4	24
Accounts payable	30	40	99
Other assets and liabilities, net	45	7	(40)

Cash provided by operating activities	215	164	55

Cash flows from investing activities:
Expenditures for property, plant and equipment	(101)	(106)	(118)
Proceeds from sales of assets	41	69	—
Other	—	—	(6)

Cash used in investing activities	(60)	(37)	(124)

Cash flows from financing activities:
Distributions to owners	(315)	—	—
Issuance of long-term debt	—	695	—
Repayment of long-term debt	—	(642)	(104)
Other	—	(8)	(2)

Cash (used in) provided by financing activities	(315)	45	(106)

(Decrease) increase in cash and cash equivalents	(160)	172	(175)
Cash and cash equivalents at beginning of period	199	27	202

Cash and cash equivalents at end of period	$39	$199	$27

See Notes to the Consolidated Financial Statements.

EQUISTAR CHEMICALS, LP

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

Millions of dollars	Lyondell	Millennium	Occidental	Total	Accumulated Other Comprehensive Income (Loss)	Net Partners’ Capital	Comprehensive Income (Loss)
Balance at January 1, 2002	$361	$1,433	$1,463	$3,257	$(20)	$3,237
Net loss	(569)	(383)	(347)	(1,299)	—	(1,299)	$(1,299)
Lyondell purchase of Occidental interest	1,116	—	(1,116)	—	—	—
Other comprehensive loss—minimum pension liability	—	—	—	—	(17)	(17)	(17)

Comprehensive loss							$(1,316)

Balance at December 31, 2002	$908	$1,050	$—	$1,958	$(37)	$1,921
Net loss	(239)	(100)	—	(339)	—	(339)	$(339)
Other comprehensive income—minimum pension liability	—	—	—	—	16	16	16
Other	—	—	—	—	3	3	3

Comprehensive loss							$(320)

Balance at December 31, 2003	$669	$950	$—	$1,619	$(18)	$1,601
Net income	195	81	—	276	—	276	$276
Other comprehensive loss—minimum pension liability	—	—	—	—	(1)	(1)	(1)
Distributions to partners	(222)	(93)	—	(315)	—	(315)

Comprehensive income							$275

Balance at December 31, 2004	$642	$938	$—	$1,580	$(19)	$1,561

See Notes to the Consolidated Financial Statements.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	Formation of the Partnership and Operations

Equistar Chemicals, LP (“Equistar” or “the Partnership”), a Delaware limited partnership which commenced operations on December 1, 1997, was formed by Lyondell Chemical Company and subsidiaries (“Lyondell”) and Millennium Chemicals Inc. and subsidiaries (“Millennium”). On May 15, 1998, Equistar was expanded with the contribution of certain assets from Occidental Petroleum Corporation and subsidiaries (“Occidental”). Prior to August 22, 2002, Equistar was owned 41% by Lyondell, 29.5% by Millennium and 29.5% by Occidental. On August 22, 2002, Lyondell purchased Occidental’s interest in Equistar and, as a result, Lyondell’s ownership interest in Equistar increased to 70.5%. Equistar became a wholly owned subsidiary of Lyondell as a result of Lyondell’s acquisition of Millennium on November 30, 2004. The consolidated financial statements of Equistar reflect its historical cost basis, and, accordingly, do not reflect any purchase accounting adjustments related to the acquisition by Lyondell of Millennium and Millennium’s interest in Equistar.

Equistar manufactures and markets ethylene and its co-products, primarily propylene, butadiene, fuels and aromatics. Equistar also manufactures and markets derivatives, primarily ethylene oxide, ethylene glycol and polyethylene.

2.	Summary of Significant Accounting Policies

Basis of Presentation—The consolidated financial statements include the accounts of Equistar and its subsidiaries.

Revenue recognition—Revenue from product sales is recognized at the time of transfer of title and risk of loss to the customer, which usually occurs at the time of shipment. Revenue is recognized at the time of delivery if Equistar retains the risk of loss during shipment. For products that are shipped on a consignment basis, revenue is recognized when the customer uses the product. Costs incurred in shipping products sold are included in cost of sales. Billings to customers for shipping costs are included in sales revenue.

Cash and Cash Equivalents—Cash equivalents consist of highly liquid debt instruments such as certificates of deposit, commercial paper and money market accounts. Cash equivalents include instruments with maturities of three months or less when acquired. Cash equivalents are stated at cost, which approximates fair value. Equistar’s policy is to invest cash in conservative, highly rated instruments and to limit the amount of credit exposure to any one institution.

Equistar has no requirements for compensating balances in a specific amount at a specific point in time. The Partnership does maintain compensating balances for some of its banking services and products. Such balances are maintained on an average basis and are solely at Equistar’s discretion. As a result, none of Equistar’s cash is restricted.

Allowance for Doubtful Accounts—Equistar establishes provisions for doubtful accounts receivable based on management’s estimates of amounts that it believes are unlikely to be collected. Collectibility of receivables is reviewed and the allowance for doubtful accounts is adjusted at least quarterly, based on aging of specific accounts and other available information about the associated customers.

Inventories—Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (“LIFO”) method for substantially all inventories, except for materials and supplies, which are valued using the average cost method.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventory exchange transactions, which involve fungible commodities and do not involve the payment or receipt of cash, are not accounted for as purchases and sales. Any resulting volumetric exchange balances are accounted for as inventory in accordance with the normal LIFO valuation policy.

Property, Plant and Equipment—Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful asset lives, generally 25 years for major manufacturing equipment, 30 years for buildings, 5 to 15 years for light equipment and instrumentation, 15 years for office furniture and 3 to 5 years for information systems equipment. Upon retirement or sale, Equistar removes the cost of the assets and the related accumulated depreciation from the accounts and reflects any resulting gains or losses in the Consolidated Statements of Income. Equistar’s policy is to capitalize interest cost incurred on debt during the construction of major projects exceeding one year.

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

Other intangible assets are carried at amortized cost and primarily consist of deferred debt issuance costs, patents and license costs, capacity reservation fees and other long-term processing rights and costs. These assets are amortized using the straight-line method over their estimated useful lives or the term of the related agreement, if shorter.

Environmental Remediation Costs—Anticipated expenditures related to investigation and remediation of contaminated sites, which include operating facilities and waste disposal sites, are accrued when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Only ongoing operations and monitoring costs, the timing of which can be determined with reasonable certainty, are discounted to present value. Future legal costs associated with such matters, which generally are not estimable, are not included in these liabilities.

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

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting and Reporting Changes—Effective January 1, 2002, Equistar implemented SFAS No. 142, Goodwill and Other Intangible Assets. Upon implementation of SFAS No. 142, Equistar reviewed goodwill for impairment and concluded that the entire balance of goodwill was impaired, resulting in a $1.1 billion charge to earnings that was reported as the cumulative effect of an accounting change as of January 1, 2002. The conclusion was based on a comparison to Equistar’s indicated fair value, using multiples of EBITDA (earnings before interest, taxes, depreciation and amortization) for comparable companies as an indicator of fair value. As a result of implementing SFAS No. 142, income in 2002 and subsequent years is favorably affected by $33 million annually because of the elimination of goodwill amortization.

Anticipated Accounting Changes—In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 153, Exchanges of Nonmonetary Assets, which amends APB Opinion No. 29, Accounting for Nonmonetary Transactions, to eliminate the exception for nonmonetary exchanges of similar productive assets, which is replaced with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange is defined to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Equistar will be required to adopt SFAS No. 153 no later than the third quarter 2005 with prospective application. Equistar is currently evaluating the impact, if any, that application of SFAS No. 153 will have on its financial statements.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs. The primary impact of the statement on Equistar will be recognition as period costs of any abnormal amounts of idle facility expense, freight, handling costs and spoilage. The provisions of SFAS No. 151 will be applied prospectively upon implementation, which is required no later than the first quarter 2006. Equistar does not expect application of SFAS No. 151 to have a material impact on its financial statements.

3.	Related Party Transactions

Equistar is a wholly owned subsidiary of Lyondell. As of December 31, 2004, Occidental owns approximately 17% of Lyondell, and has two representatives on the Lyondell Board of Directors. Lyondell owns 58.75% of Lyondell-CITGO Refining, LP (LCR) and 100% of Millennium. All of the above companies are considered related parties of Equistar.

Product Transactions with Lyondell—Lyondell purchases ethylene, propylene and benzene at market-related prices from Equistar under various agreements expiring in 2013 and 2014. With the exception of one pre-existing third-party product supply agreement expiring in 2015, Lyondell is required, under the agreements, to purchase 100% of its ethylene, propylene and benzene requirements for its Channelview and Bayport, Texas facilities from Equistar. Lyondell licenses methyl tertiary butyl ether (“MTBE”) technology to Equistar, and purchases a significant portion of the MTBE produced by Equistar at market-related prices.

Through December 31, 2004, Equistar acted as sales agent for the methanol products of Lyondell. Equistar also provided operating and other services for Lyondell including the lease to Lyondell by Equistar of the real property on which the methanol plant was located. Pursuant to the terms of those agreements, Lyondell paid Equistar a management fee and reimbursed certain expenses of Equistar at cost.

Product Transactions with Millennium—Equistar sells ethylene to Millennium at market-related prices pursuant to an agreement entered into in connection with the formation of Equistar. Under this agreement, Millennium is required to purchase 100% of its ethylene requirements for its LaPorte, Texas facility from Equistar. The initial term of the contract expired December 31, 2000 and it continues thereafter for one-year periods unless either party serves notice twelve months in advance.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Also Equistar is required to purchase 100% of its vinyl acetate monomer raw material requirements at market-related prices from Millennium for the production of ethylene vinyl acetate products at its LaPorte, Texas; Clinton, Iowa and Morris, Illinois plants, and 100% of its glacial acetic acid requirements at market-related prices from Millennium for the production of glycol ether acetate as its Bayport, Texas plant. These agreements expire December 31, 2005 and continue year to year thereafter unless terminated by either party.

Product Transactions with Occidental—Equistar and Occidental entered into an ethylene sales agreement on May 15, 1998, which was amended effective April 1, 2004, pursuant to which Occidental agreed to purchase a substantial amount of its ethylene raw material requirements from Equistar. Either party has the option to “phase down” volumes over time. However, a “phase down” cannot begin until January 1, 2014 and the annual minimum requirements cannot decline to zero prior to December 31, 2018, unless certain specified force majeure events occur. In addition to the sales of ethylene, from time to time Equistar has made sales of ethers and glycols to Occidental, and Equistar has purchased various other products from Occidental, all at market-related prices.

Product Transactions with LYONDELL-CITGO Refining LP—Equistar has product sales and raw material purchase agreements with LCR, a joint venture investment of Lyondell. Certain ethylene co-products and MTBE are sold by Equistar to LCR for processing into gasoline and certain refined products are sold by LCR to Equistar as raw materials. Equistar also has processing and storage arrangements with LCR and provides certain marketing services for LCR. All of the agreements between LCR and Equistar are on terms generally representative of prevailing market prices.

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

Shared Services and Shared-Site Agreements with Millennium—Equistar and Millennium provide operating services, utilities and raw materials to each other at common locations. Millennium and Equistar have entered into various operating, manufacturing and technical service agreements under which, Millennium billed Equistar for certain operational services, including utilities, plant related transportation and other services, and Equistar billed Millennium for utilities and fuel streams.

Lease Agreements with Occidental—Equistar subleases certain railcars from Occidental. In addition, Equistar leases its Lake Charles facility and the land related thereto from Occidental – see “Leased Facility” section of Note 13.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Related party transactions are summarized as follows:

	For the year ended December 31,
Millions of dollars	2004	2003	2002
Equistar billed related parties for:
Sales of products and processing services:
Lyondell	$923	$610	$459
Occidental	634	503	400
LCR	747	467	340
Millennium	52	46	43
Shared services and shared site agreements:
LCR	4	3	4
Lyondell	22	18	16
Millennium	19	8	9
Natural gas purchased for Lyondell	81	98	76

Related parties billed Equistar for:
Purchases of products:
LCR	$425	$227	$218
Millennium	10	10	10
Lyondell	54	5	1
Occidental	3	1	1
Shared services, transition and lease agreements:
Lyondell	182	154	134
Millennium	2	15	16
Occidental	9	7	7
LCR	1	—	1

4.	Accounts Receivable

Equistar sells its products primarily to other chemical manufacturers in the petrochemical industry. Equistar performs ongoing credit evaluations of its customers’ financial condition and, in certain circumstances, requires letters of credit from them. The Partnership’s allowance for doubtful accounts, which is reflected in the accompanying Consolidated Balance Sheets as a reduction of accounts receivable, totaled $8 million and $12 million at December 31, 2004 and 2003, respectively. The Consolidated Statements of Income for 2004, 2003 and 2002 included provisions for doubtful accounts of less than $1 million, $9 million and $5 million, respectively.

In December 2003, Equistar entered into a $450 million, four-year, accounts receivable sales facility to replace Equistar’s previous $100 million accounts receivable sales facility. Pursuant to the facility, Equistar sells, through a wholly owned bankruptcy remote subsidiary, on an ongoing basis and without recourse, an interest in a pool of accounts receivable to financial institutions participating in the facility. Equistar is responsible for servicing the receivables.

At December 31, 2004 and 2003, the balance of Equistar’s accounts receivable sold under the facility was $200 million and $102 million, respectively. Accounts receivable in the Consolidated Balance Sheets are reduced by the sales of interests in the pool. Upon termination of the facility, cash collections related to accounts receivable then in the pool would first be applied to the outstanding interest sold. Increases and decreases in the amount sold are reflected in operating activities in the Consolidated Statements of Cash Flows. Fees related to the sales are included in “Other income (expense), net” in the Consolidated Statements of Income. The $450 million accounts receivable sales facility is subject to substantially the same minimum unused availability requirements and covenant requirements as the $250 million inventory-based revolving credit facility, which also is secured by a pledge of accounts receivable. See Note 9.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Inventories

Inventories consisted of the following components at December 31:

Millions of dollars	2004	2003
Finished goods	$355	$223
Work-in-process	13	12
Raw materials	117	83
Materials and supplies	97	90

Total inventories	$582	$408

At December 31, 2004, all of Equistar’s inventories, excluding materials and supplies, were valued using the LIFO method.

The excess of the current cost of inventories valued using the LIFO method over book value was approximately $305 million at December 31, 2004. In December 2003, Equistar entered into a $250 million, four-year, inventory-based revolving credit facility, which was undrawn at December 31, 2004. See Note 9.

6.	Property, Plant and Equipment and Other Assets

The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows at December 31:

Millions of dollars	2004	2003
Land	$77	$76
Manufacturing facilities and equipment	6,079	6,015
Construction in progress	64	63

Total property, plant and equipment	6,220	6,154
Less accumulated depreciation	(3,053)	(2,820)

Property, plant and equipment, net	$3,167	$3,334

In 2004, Equistar sold certain railcars for $37 million and leased the railcars from the buyer under an operating lease agreement. The sale resulted in a book gain of $7 million that is being recognized over the 10 year term of the lease as a reduction in monthly lease rent expense. In addition, in January 2004, Equistar sold its alcohol-blending plant located in Anaheim, California for a gain of $4 million. The effects of these transactions were included in gains (loss) on asset dispositions in the Consolidated Statements of Income.

Equistar did not capitalize any interest during 2004, 2003 and 2002 with respect to construction projects.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of other assets, at cost, and the related accumulated amortization were as follows at December 31:

	2004			2003
Millions of dollars	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Intangible assets:
Turnaround costs	$297	$(113)	$184	$249	$(77)	$172
Software costs	72	(20)	52	153	(85)	68
Debt issuance costs	45	(16)	29	45	(11)	34
Catalyst costs	25	(17)	8	34	(20)	14
Other	73	(18)	55	70	(16)	54

Total intangible assets	$512	$(184)	328	$551	$(209)	342

Pension asset			17			18
Other			12			13

Total other assets			$357			$373

Scheduled amortization of these intangible assets for the next five years is estimated to be $65 million in 2005, $61 million in 2006, $53 million in 2007, $41 million in 2008 and $28 million in 2009.

Depreciation and amortization expense is summarized as follows:

	For the year ended December 31,
Millions of dollars	2004	2003	2002
Property, plant and equipment	$248	$246	$242
Turnaround costs	38	30	24
Software costs	16	16	15
Other	11	15	17

Total depreciation and amortization	$313	$307	$298

In addition, amortization of debt issuance costs of $6 million, $7 million and $7 million in 2004, 2003 and 2002, respectively, is included in interest expense in the Consolidated Statements of Income.

7.	Accrued Liabilities

Accrued liabilities consisted of the following components at December 31:

Millions of dollars	2004	2003
Taxes other than income	$72	$74
Interest	64	64
Product sales rebates	38	30
Payroll and benefits	70	27
Deferred revenues	24	14
Other	5	32

Total accrued liabilities	$273	$241

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Deferred Revenues

Deferred revenues at December 31, 2004 of $139 million represent advances from customers for partial prepayments for products to be delivered under long-term product supply contracts. Trade sales and other operating revenues include $17 million, $12 million and $2 million in 2004, 2003 and 2002 respectively, of such previously deferred revenues.

In March 2003, Equistar received an advance of $159 million, representing a partial prepayment for product to be delivered under a long-term product supply arrangement, primarily at cost-based prices. Equistar is recognizing this deferred revenue over 15 years, as the associated product is delivered.

9.	Long-Term Debt

Long-term debt consisted of the following at December 31:

Millions of dollars	2004	2003
Inventory-based revolving credit facility	$—	$—
Other debt obligations:
Notes due 2006, 6.50%	150	150
Senior Notes due 2008, 10.125%	700	700
Notes due 2009, 8.75%	600	600
Senior Notes due 2011, 10.625%	700	700
Debentures due 2026, 7.55%	150	150
Other	4	4
Unamortized premium, net	9	10

Total long-term debt	2,313	2,314
Less current maturities	1	—

Total long-term debt, net	$2,312	$2,314

Lyondell remains a guarantor of $300 million of Equistar debt, consisting of the 6.5% notes due 2006 and the 7.55% debentures due 2026. The consolidated financial statements of Lyondell are filed as an exhibit to Equistar’s Annual Report on Form 10-K for the year ended December 31, 2004.

Aggregate maturities of long-term debt during the next five years are $1 million, $150 million, $700 million and $600 million in 2005, 2006, 2008 and 2009, respectively, and $862 million thereafter.

In December 2003, Equistar entered into a $250 million, four-year, inventory-based revolving credit facility, which replaced Equistar’s previous $354 million revolving credit facility. The total amount available at December 31, 2004 under both the $250 million inventory-based revolving credit facility and the $450 million accounts receivable sales facility (see Note 4) was approximately $394 million, which gives effect to the borrowing base less a $75 million unused availability requirement and is net of the $200 million sold under the accounts receivable facility and $31 million of outstanding letters of credit under the revolving credit facility as of December 31, 2004. The borrowing base is determined using a formula applied to accounts receivable and inventory balances. The revolving credit facility requires that the unused available amounts under that facility and the $450 million accounts receivable sales facility equal or exceed $75 million through March 30, 2005 and $50 million thereafter or $100 million thereafter if the interest coverage ratio, as defined, is less than 2:1. At December 31, 2004, the interest rate under the inventory-based revolving credit facility was LIBOR plus 2.25%.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The revolving credit facility is secured by a lien on all inventory and certain personal property, including a pledge of accounts receivable. There was no outstanding borrowing under the revolving credit facility at December 31, 2004.

In November 2003, Equistar issued $250 million of 10.625% senior unsecured notes due in 2011. The proceeds, net of related fees, were used to prepay in full $173 million of the outstanding term loan under Equistar’s previous credit facility and to repay borrowing under that $354 million revolving credit facility. In September 2003, $29 million of Equistar’s medium term notes matured and were repaid using funds borrowed under Equistar’s revolving credit facility. In April 2003, Equistar issued $450 million of 10.625% senior unsecured notes due in 2011. The proceeds, net of related fees, were used to prepay $300 million of 8.5% notes due in the first quarter 2004, approximately $122 million of term loans under Equistar’s previous $354 million revolving credit facility and prepayment premiums of approximately $17 million.

The Equistar credit facility was amended in June 2004 to clarify certain provisions. In March 2003, Equistar obtained amendments to its previous $354 million revolving credit facility that provided additional financial flexibility by generally making certain financial ratio requirements less restrictive.

The $250 million revolving credit facility and the indentures governing Equistar’s senior notes contain covenants that, subject to certain exceptions, restrict lien incurrence, debt incurrence, sales of assets, investments, capital expenditures, certain other payments, and mergers. The credit facility does not require Equistar to maintain specified financial ratios. The breach of the covenants could permit the lenders or noteholders to declare any outstanding debt payable, and could permit the lenders under Equistar’s credit facility to terminate future lending commitments. In addition, some of Equistar’s indentures require additional interest payments to the noteholders if Equistar makes distributions when Equistar does not meet a specified fixed charge coverage ratio. Equistar met this ratio and was in compliance with all covenants under these agreements as of December 31, 2004.

10.	Lease Commitments

Equistar leases various facilities and equipment under noncancelable operating lease arrangements for various periods. Operating leases include leases of railcars used in the distribution of products in Equistar’s business.

At December 31, 2004, future minimum lease payments relating to noncancelable operating leases with lease terms in excess of one year were as follows:

Millions of dollars	Minimum Lease Payments
2005	$84
2006	76
2007	69
2008	61
2009	59
Thereafter	380

Total minimum lease payments	$729

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net rental expense was $94 million, $106 million and $125 million for the years ending December 31, 2004, 2003 and 2002, respectively. Net rental expense in 2002 included $21 million of amortization of lease prepayments related to certain railcar leases that were terminated as of December 31, 2003.

11.	Financial Instruments and Derivatives

The fair value of all nonderivative financial instruments included in current assets and current liabilities, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximated their carrying value due to their short maturity. Based on the borrowing rates currently available to Equistar for debt with terms and average maturities similar to Equistar’s debt portfolio, the fair value of Equistar’s long-term debt, including amounts due within one year, was approximately $2,597 million and $2,459 million at December 31, 2004 and 2003, respectively.

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

Retirement benefits are based upon years of service and the employee’s highest three consecutive years of compensation during the last ten years of service. Equistar funds the plans through periodic contributions to pension trust funds. Equistar also has unfunded supplemental nonqualified retirement plans, which provide pension benefits for certain employees in excess of the U.S. tax-qualified plans’ limits. In addition, Equistar sponsors unfunded postretirement benefit plans other than pensions, which provide medical and life insurance benefits. The postretirement medical plans are contributory while the life insurance plans are, generally, noncontributory. The life insurance benefits are provided to employees who retired before July 1, 2002. The measurement date for Equistar’s pension and other postretirement benefit plans is December 31, 2004.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a reconciliation of benefit obligations, plan assets and the funded status of these plans:

	Pension Benefits		Other Postretirement Benefits
Millions of dollars	2004	2003	2004	2003
Change in benefit obligation:
Benefit obligation, January 1	$190	$170	$119	$108
Service cost	18	17	3	3
Interest cost	12	10	7	7
Actuarial loss (gain)	14	1	(8)	5
Benefits paid	(11)	(8)	(4)	(4)

Benefit obligation, December 31	223	190	117	119

Change in plan assets:
Fair value of plan assets, January 1	132	102
Actual return on plan assets	15	23
Partnership contributions	16	15
Benefits paid	(11)	(8)

Fair value of plan assets, December 31	152	132

Funded status	(71)	(58)	(117)	(119)
Unrecognized actuarial and investment loss	61	56	4	12
Unrecognized prior service cost	(2)	(2)	10	12

Net amount recognized	$(12)	$(4)	$(103)	$(95)

Amounts recognized in the Consolidated Balance Sheet consist of:
Prepaid benefit cost	$17	$18	$—	$—
Accrued benefit liability	(50)	(42)	(103)	(95)
Accumulated other comprehensive income	21	20	—	—

Net amount recognized	$(12)	$(4)	$(103)	$(95)

Additional Information:
Accumulated benefit obligation for defined benefit plans, December 31	$184	$158
Increase (decrease) in minimum liability included in other comprehensive income	1	(16)

The accrued benefit liability for pension and other postretirement benefits is included in “Other Liabilities” in the Consolidated Balance Sheets.

Pension plans with projected benefit obligations and accumulated benefit obligations in excess of the fair value of assets are summarized as follows at December 31:

Millions of dollars	2004	2003
Projected benefit obligation	$203	$171
Accumulated benefit obligations	164	139
Fair value of assets	129	109

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net periodic pension and other postretirement benefit costs included the following components:

	Pension Benefits			Other Postretirement Benefits
Millions of dollars	2004	2003	2002	2004	2003	2002
Components of net periodic benefit cost:
Service cost	$18	$17	$16	$3	$3	$2
Interest cost	12	10	11	7	7	7
Actual (gain) loss on plan assets	(15)	(23)	13	—	—	—
Less-unrecognized gain (loss)	5	15	(24)	—	—	—

Recognized gain on plan assets	(10)	(8)	(11)	—	—	—
Amortization of actuarial and investment loss	5	7	4	—	—	—
Prior service cost	—	—	—	2	2	2

Net periodic benefit cost	$25	$26	$20	$12	$12	$11

The assumptions used in determining the net benefit liability were as follows at December 31:

	Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003
Weighted-average assumptions as of December 31:
Discount rate	5.75%	6.25%	5.75%	6.25%
Rate of compensation increase	4.50%	4.50%

The assumptions used in determining net benefit cost were as follows for the year ended December 31:

	Pension Benefits			Other Postretirement Benefits
	2004	2003	2002	2004	2003	2002
Weighted-average assumptions for the year:
Discount rate	6.25%	6.50%	7.00%	6.25%	6.50%	7.00%
Expected return on plan assets	8.00%	8.00%	9.50%
Rate of compensation increase	4.50%	4.50%	4.50%

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

The expected rate of return on plan assets is a longer term rate, and is expected to change less frequently than the current assumed discount rate, reflecting long-term market expectations, rather than current fluctuations in market conditions. Prior to 2003, Equistar’s expected long-term rate of return on plan assets of 9.5% had been based on the average level of earnings that its independent pension investment advisor had advised could be expected to be earned over time, using the expected returns for the above-noted asset allocations that had been

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recommended by the advisor, and had been adopted for the plans. Over the three-year period ended December 31, 2003, Equistar’s actual return on plan assets was a gain averaging 0.9% per year. In 2003, Equistar reviewed its asset allocation and expected long-term rate of return assumptions, and obtained an updated asset allocation study from the independent pension investment advisor, including updated expectations for long-term market earnings rates for various classes of investments. Based on this review, in 2003 Equistar reduced its expected long-term rate of return on plan assets to 8%, and did not significantly change its plan asset allocations in 2004.

Equistar’s pension plan weighted-average asset allocations by asset category were as follows at December 31:

	2004 Policy	2004	2003
Asset Category:
U.S. equity securities	55%	57%	53%
Non-U.S. equity securities	15%	15%	18%
Fixed income securities	30%	28%	29%

Total	100%	100%	100%

Equistar expects to contribute approximately $25 million to its pension plan in 2005.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was enacted in December 2003. In January 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. As permitted by FSP FAS 106-1, Equistar elected to defer recognition of the effects of the Act in accounting for its plans until the FASB developed and issued authoritative guidance on accounting for subsidies provided by the Act. In May 2004, the FASB issued FSP FAS 106-2 of the same title, which gave final guidance on accounting for subsidies under the Act and required Equistar to implement its provisions no later than the third quarter 2004, if the effects were significant. The effect of the Act was not significant to Equistar’s financial statements and was recognized in the accumulated postretirement benefit obligation as of December 31, 2004.

As of December 31, 2004, future expected benefit payments, which reflect expected future service, as appropriate, were as follows:

Millions of dollars	Pension Benefits	Other Benefits
2005	$12	$7
2006	13	8
2007	15	8
2008	15	9
2009	17	9
2010 through 2014	100	48

The assumed annual rate of increase in the per capita cost of covered health care benefits as of December 31, 2004 was 10% for 2005, 7% for 2006 through 2008 and 5% thereafter. The health care cost trend rate assumption does not have a significant effect on the amounts reported due to limits on Equistar’s maximum contribution level under the medical plan. To illustrate, increasing or decreasing the assumed health care cost trend rates by one percentage point in each year would change the accumulated postretirement benefit liability as of December 31, 2004 by less than $1 million and would not have a material effect on the aggregate service and interest cost components of the net periodic postretirement benefit cost for the year then ended.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Equistar also maintains voluntary defined contribution savings plans for eligible employees. Contributions to the plans by Equistar were $12 million, $12 million and $13 million for the years ended December 31, 2004, 2003 and 2002, respectively.

13.	Commitments and Contingencies

Commitments—Equistar is a party to various unconditional obligations to purchase products and services, principally for steam and power from a co-generation facility. See also Note 3, describing related party transactions. At December 31, 2004, future minimum payments under those contracts with noncancelable contract terms in excess of one year and fixed minimum payments were as follows:

Millions of dollars
2005	$236
2006	232
2007	223
2008	219
2009	215
Thereafter through 2024	2,246

Total minimum contract payments	$3,371

Equistar’s total purchases under these agreements were $378 million, $317 million and $230 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Leased Facility—Equistar’s Lake Charles facility has been idled since the first quarter of 2001, pending sustained improvement in market conditions. The facility and land, which are included in property, plant and equipment at a net book value of $145 million, are leased from Occidental. In May 2003, Equistar and Occidental entered into a new one-year lease, which has renewal provisions for two additional one-year periods at either party’s option. Equistar exercised its first one-year renewal option in April 2004.

Environmental Remediation—Equistar’s accrued liability for environmental matters as of December 31, 2004 was $1 million and primarily related to the Port Arthur facility, which was permanently shut down in February 2001. In the opinion of management, there is currently no material estimable range of possible loss in excess of the liability recorded for environmental remediation.

Clean Air Act—The eight-county Houston/Galveston region has been designated a severe non-attainment area for ozone by the U.S. Environmental Protection Agency (“EPA”) under a “one-hour” ozone standard. Emission reduction controls for NOx, which contribute to ozone formation, must be installed at each of Equistar’s six plants located in the Houston/Galveston region prior to a November 2007 compliance deadline for the one-hour ozone standard. In addition, in December 2004, the regulatory agency for the state of Texas, the Texas Commission on Environmental Quality, or “TCEQ,” finalized controls over highly reactive, volatile organic compounds (“HRVOCs”). Equistar is still assessing the impact of the HRVOC rules. In April 2004, the EPA designated the eight-county Houston/Galveston region a moderate non-attainment area under an “eight-hour” ozone standard. As a result, the TCEQ must submit a plan to the EPA in 2007 to demonstrate compliance with the eight-hour ozone standard in 2010. Although the one-hour ozone standard expires in 2005, the controls under that standard will not be relaxed under the EPA’s new eight-hour transition rules. As a result, Equistar still will be required to meet the new emission standards for NOx and HRVOCs. The timing and amount of these expenditures are subject to regulatory and other uncertainties, as well as obtaining the necessary permits and approvals. The ultimate cost of implementing any plan developed to comply with the final ozone standards cannot be estimated at this time.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Indemnification—In connection with the formation of Equistar, Lyondell, Millennium and Occidental each agreed to provide certain indemnifications or guarantees thereof to Equistar with respect to the businesses they each contributed to Equistar. In addition, Equistar agreed to assume third party claims related to certain contingent liabilities arising prior to the contribution transactions that were filed prior to December 1, 2004 as to Lyondell and Millennium, and are filed prior to May 15, 2005 as to Occidental, to the extent the aggregate thereof did not exceed $7 million for each entity, subject to certain terms of the respective asset contribution agreements. As of December 31, 2004, Equistar had incurred substantially all of the $21 million assumed for these claims and liabilities. Lyondell, Millennium, Occidental and Equistar remain liable under these indemnifications or guarantee arrangements to the same extent as they were before Lyondell’s August 2002 acquisition of Occidental’s interest in Equistar and Lyondell’s November 2004 acquisition of Millennium.

General—Equistar is, from time to time, a defendant in lawsuits, some of which are not covered by insurance. Many of these suits make no specific claim for relief. Although final determination of legal liability and the resulting financial impact with respect to any such litigation cannot be ascertained with any degree of certainty, Equistar does not believe that any ultimate uninsured liability resulting from the legal proceedings in which it currently is involved (directly or indirectly) will individually, or in the aggregate, have a material adverse effect on its financial position, liquidity or results of operations.

In the opinion of management, any liability arising from the matters discussed in this note is not expected to have a material adverse effect on the financial position or liquidity of Equistar. However, the adverse resolution in any reporting period of one or more of these matters discussed in this note could have a material impact on Equistar results of operations for that period, which may be mitigated by contribution or indemnification obligations of others, or by any insurance coverage that may be available.

14.	Supplemental Cash Flow Information

Supplemental cash flow information is summarized as follows for the periods presented:

	For the year ended December 31,
Millions of dollars	2004	2003	2002
Cash paid for interest	$220	$208	$200

15.	Segment and Related Information

Equistar operates in one reportable segment, ethylene, co-products and derivatives, which includes: the ethylene and co-products product group, including primarily ethylene, propylene, butadiene, fuels and aromatics; and the derivatives product group, including primarily ethylene oxide, ethylene glycol and polyethylene (see Note 1). The accounting policies of the segment are the same as those described in “Summary of Significant Accounting Policies” (see Note 2). No trade customer accounted for 10% or more of sales during any year in the three-year period ended December 31, 2004; however, sales to Lyondell were approximately 10% in 2004.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Although Equistar operates in one integrated reportable segment, Equistar has chosen to provide certain additional data, as shown below, for two product groups: the ethylene and co-product group, reflecting the products of the core ethylene manufacturing processes, and the derivative products group.

	Ethylene, Co-Products and Derivatives
Millions of dollars	Ethylene & co- products	Derivatives	Other	Eliminations	Consolidated
For the year ended December 31, 2004:
Sales and other operating revenues:
Customers	$6,059	$3,257	$—	$(2,077)	$7,239
Inter-product group	2,077	—	—	—	2,077

	8,136	3,257	—	(2,077)	9,316
Operating income	482	20	—	—	502
Total assets	3,095	1,808	171	—	5,074
Capital expenditures	79	22	—	—	101
Depreciation and amortization expense	225	88	—	—	313

For the year ended December 31, 2003:
Sales and other operating revenues:
Customers	$4,023	$2,522	$—	$—	$6,545
Inter-product group	1,514	—	—	(1,514)	—

	5,537	2,522	—	(1,514)	6,545
Operating income (loss)	62	(151)	—	—	(89)
Total assets	2,950	1,721	357	—	5,028
Capital expenditures	71	35	—	—	106
Depreciation and amortization expense	216	91	—	—	307

For the year ended December 31, 2002:
Sales and other operating revenues:
Customers	$3,256	$2,281	$—	$—	$5,537
Inter-product group	1,288	—	—	(1,288)	—

	4,544	2,281	—	(1,288)	5,537
Operating income (loss)	95	(139)	—	—	(44)
Total assets	2,981	1,867	204	—	5,052
Capital expenditures	57	60	1	—	118
Depreciation and amortization expense	205	93	—	—	298

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the details of “Total assets” as presented above in the “Other” column as of December 31, for the years indicated:

Millions of dollars	2004	2003	2002
Cash and cash equivalents	$39	$199	$27
Accounts receivable—trade and related parties	11	2	—
Prepaid expenses and other current assets	7	17	22
Property, plant and equipment, net	9	13	18
Other assets, net	105	126	137

Total assets	$171	$357	$204

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Equistar performed an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer (principal executive officer) and the Senior Vice President and Chief Financial Officer (principal financial officer), of the effectiveness of Equistar’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2004. Based upon that evaluation, the Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that Equistar’s disclosure controls and procedures are effective.

There were no changes in Equistar’s internal control over financial reporting that occurred during Equistar’s last fiscal quarter (the fourth quarter 2004) that have materially affected, or are reasonably likely to materially affect, Equistar’s internal control over financial reporting.

Equistar’s management’s report on internal control over financial reporting appears on page 34 of this Annual Report on
Form 10-K. In addition, PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has audited management’s assessment of the effectiveness of Equistar’s internal control over financial reporting, as of December 31, 2004, as stated in their report that appears on page 35 of this Annual Report on Form 10-K.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Omitted pursuant to General Instruction I of Form 10-K. See “Additional Information Available” for information regarding Equistar’s code of ethics.

Item 11. Executive Compensation

Omitted pursuant to General Instruction I of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Omitted pursuant to General Instruction I of Form 10-K.

Item 13. Certain Relationships and Related Transactions

Omitted pursuant to General Instruction I of Form 10-K.

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table presents fees for audit services rendered by PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) for the audit of Equistar’s annual financial statements for the years ended December 31, 2004 and December 31, 2003, and fees billed or expected to be billed for audit-related, tax and all other services rendered by PricewaterhouseCoopers during those periods.

Thousands of dollars	2004	2003
Audit fees (a)	$1,920	$1,154
Audit-related fees (b)	120	123
Tax fees (c)	—	1
All other fees (d)	—	—

Total	$2,040	$1,278

(a)	Audit fees consist of the aggregate fees billed or expected to be billed for professional services rendered by PricewaterhouseCoopers for the audit of Equistar’s annual financial statements, the review of financial statements included in Equistar’s Form 10-Qs or for services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for those fiscal years. Amounts previously reported for 2003 have been adjusted to include only fees that pertain to that year. Accordingly, fees of $185,000 paid in 2003 but related to 2002 and prior periods have been excluded. Of the 2003 audit fees shown in the table, $615,000 represents fees paid in 2004 but related to 2003 audit services. The 2004 audit fees include $773,000 for services related to Section 404 of the Sarbanes-Oxley Act of 2002. Of the 2004 audit fees shown in the table, $733,000 represents fees expected to be billed in 2005 related to 2004 audit services.
(b)	Audit-related fees consist of the aggregate fees billed for assurance and related services by PricewaterhouseCoopers that are reasonably related to the performance of the audit or review of Equistar’s financial statements. This category includes fees related to: the performance of audits of Equistar’s benefit plans; agreed-upon or expanded audit procedures relating to accounting and/or billing records required to respond to or comply with financial, accounting or regulatory reporting matters; and consultations as to the accounting or disclosure treatment of transactions or events and/or the actual or potential impact of final or proposed rules, standards or interpretations by regulatory or standard setting bodies. Amounts previously reported for 2003 have been adjusted to include only fees that pertain to that year. Accordingly, fees of $32,000 paid in 2003 but related to 2002 and prior periods have been excluded. Of the 2003 audit-related fees shown in the table, $123,000 represents fees paid in 2004 but related to 2003 audit-related services. Of the 2004 audit-related fees shown in the table, $120,000 represents fees expected to be billed in 2005 related to 2004 audit-related services.
(c)	Tax fees consist of the aggregate fees billed for professional services rendered by PricewaterhouseCoopers for state sales and use tax compliance. Amounts previously reported for 2003 have been adjusted to include only fees that pertain to that year. Accordingly, fees of $248,000 paid in 2003 but related to 2002 and prior periods have been excluded. Of the 2003 tax fees shown in the table, $1,000 represents fees paid in 2004 but related to 2003 tax services.
(d)	All other fees consist of the aggregate fees billed for products and services provided by PricewaterhouseCoopers, other than the services described in notes (a) through (c) above.

Pre-Approval Policy

Generally, the Partnership Governance Committee of Equistar serves as Equistar’s Audit Committee, and is directly responsible for overseeing the work of the independent registered public accounting firm. In 2003, the Partnership Governance Committee established a policy requiring the Partnership Governance Committee to pre- approve all audit and non-audit services to be performed for Equistar by Equistar’s independent registered public accounting firm (including affiliates or related member firms) to ensure that the provision of such services does not impair the independent registered public accounting firm’s independence. However, as a result of Lyondell’s November 30, 2004 acquisition of Millennium, Equistar and Millennium became consolidated subsidiaries of Lyondell. Therefore, to protect the independence of Equistar’s independent registered public accounting firm and to ensure that services provided by the independent registered public accounting firm are pre-approved by an independent governing body, on December 1, 2004, Equistar’s Partnership Governance Committee approved revisions to its pre-approval policy. Under the revised pre-approval policy, Equistar’s Partnership Governance Committee has delegated to Lyondell’s Audit Committee, which is comprised entirely of independent directors, the responsibility for reviewing and pre-approving services to be provided for Equistar by Equistar’s independent registered public accounting firm (including affiliates or related member firms).

Under the revised policy, a centralized service request procedure is used for all requests for the independent registered public accounting firm to provide services to Equistar. Under this procedure, all requests for the independent registered public accounting firm to provide services to Equistar initially are submitted to Lyondell’s Vice President and Controller. Each such request must include a detailed description of the services to be rendered. If the proposed services have not already been pre-approved by Lyondell’s Audit Committee, Lyondell’s Vice President and Controller will submit the request and a detailed description of the proposed services to Lyondell’s Audit Committee. Requests to provide services that require pre-approval by Lyondell’s Audit Committee also must include a statement as to whether, in the view of Lyondell’s Vice President and Controller, the request is consistent with the SEC’s rules on independent registered public accounting firm independence.

Pursuant to the revised policy, the Partnership Governance Committee has designated Lyondell’s Senior Vice President and Chief Financial Officer to review compliance with the pre-approval policy. Lyondell’s Senior Vice President and Chief Financial Officer will report to Lyondell’s Audit Committee periodically on the results of the monitoring.

Other than the delegation to Lyondell’s Audit Committee and the roles provided for Lyondell’s Senior Vice President and Chief Financial Officer and Lyondell’s Vice President and Controller, the revised pre-approval policy is substantially the same as the one originally adopted by the Partnership Governance Committee in 2003.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following exhibits are filed as a part of this report:

Exhibit No.		Description of Document

3.1		Certificate of Limited Partnership of the Registrant dated as of October 17, 1997

3.1	(a)	Certificate of Amendment to the Certificate of Limited Partnership of the Registrant dated as of May 15, 1998

3.1	(b)	Certificate of Amendment to the Certificate of Limited Partnership of the Registrant dated as of October 31, 2002

3.1	(c)	Certificate of Amendment to the Certificate of Limited Partnership of the Registrant dated as of November 30, 2004

3.2		Amended and Restated Limited Partnership Agreement of the Registrant dated as of November 29, 2004 (11)

4.1		Indenture among the Registrant, Equistar Funding Corporation and The Bank of New York, as Trustee, dated as of January 15, 1999 (1)

4.1	(a)	Form of First Supplemental Indenture among the Registrant, Equistar Funding Corporation and The Bank of New York, as Trustee (1)

4.1	(b)	Form of Note (attached as Exhibit A to the Form of First Supplemental Indenture among the Registrant, Equistar Funding Corporation and The Bank of New York, as Trustee, filed herewith as Exhibit 4.1(a)) (1)

4.1	(c)	Form of Second Supplemental Indenture among the Registrant, Equistar Funding Corporation and The Bank of New York, as Trustee (1)

4.1	(d)	Form of Note (attached as Exhibit A to the Form of Second Supplemental Indenture among the Registrant, Equistar Funding Corporation and The Bank of New York, as Trustee, filed herewith as Exhibit 4.1(c)) (1)

4.2		Credit Agreement dated as of December 17, 2003 among the Registrant, the subsidiaries of the Registrant party thereto, the lenders party thereto and Bank One, NA, Credit Suisse First Boston and JP Morgan Chase Bank as Co-Documentation Agents, Bank of America, N.A. and Citicorp USA, Inc. as Co-Collateral Agents, and Citicorp USA, Inc. as Administrative Agent (8)

4.2	(a)	Amendment No. 1 dated as of June 25, 2004 to Credit Agreement dated as of December 17, 2003 among the Registrant, the subsidiaries of the Registrant party thereto, the lenders party thereto and Bank One, NA, Credit Suisse First Boston and JP Morgan Chase Bank as Co-Documentation Agents, Bank of America, N.A. and Citicorp USA, Inc. as Co-Collateral Agents, and Citicorp USA, Inc. as Administrative Agent (9)

4.3		Indenture between Lyondell Petrochemical Company and Texas Commerce Bank National Association, as Trustee, dated as of January 29, 1996 (1)

4.3	(a)	First Supplemental Indenture dated as of February 15, 1996, between Lyondell Petrochemical Company and Texas Commerce Bank National Association, as Trustee, to the Indenture dated as of January 29, 1996 (1)

4.3	(b)	Second Supplemental Indenture dated as of December 1, 1997, among Lyondell Petrochemical Company, the Registrant and Texas Commerce Bank National Association, as Trustee, to the Indenture dated as of January 29, 1996 (1)

4.3	(c)	Third Supplemental Indenture dated as of November 3, 2000 among Lyondell Chemical Company, the Registrant and The Chase Manhattan Bank, as Trustee, to the Indenture dated as of January 29, 1996 (3)

4.3	(d)	Fourth Supplemental Indenture dated as of November 17, 2000 among Lyondell Chemical Company, the Registrant and The Chase Manhattan Bank, as Trustee, to the Indenture dated as of January 29, 1996 (3)

4.4		Indenture dated as of August 24, 2001 among the Registrant, Equistar Funding Corporation and The Bank of New York, as Trustee (2)

4.4	(a)	Form of Note dated as of August 24, 2001 (attached as Exhibit A to the Indenture dated as of August 24, 2001 among Equistar Chemical, LP, Equistar Funding and The Bank of New York, as Trustee, filed herewith as Exhibit 4.4) (2)

4.5		Indenture dated as of April 22, 2003 among the Registrant, Equistar Funding Corporation and The Bank of New York, as Trustee (6)

4.5	(a)	Form of Note dated as of April 22, 2003 (attached as Exhibit A to the Indenture dated as of April 22, 2003 among the Registrant, Equistar Funding Corporation and The Bank of New York, as Trustee, filed herewith as Exhibit 4.5) (6)

4.5	(b)	First Supplemental Indenture dated as of November 21, 2003 among the Registrant, Equistar Funding Corporation and The Bank of New York, as Trustee, to the Indenture dated as of April 22, 2003 (7)

4.6		Security Agreement dated as of December 17, 2003 among the Registrant, the other borrowers and guarantors party thereto, and Citicorp USA, Inc. as Administrative Agent (8)

4.7		Receivables Purchase Agreement dated as of December 17, 2003 among Equistar Receivables II, LLC as the seller, the Registrant as the servicer, the banks and other financial institutions party thereto as purchasers, Bank One, NA, Credit Suisse First Boston and JP Morgan Chase Bank as Co-Documentation Agents, Citicorp USA, Inc. and Bank of America, N.A. as Co-Asset Agents, Citicorp USA, Inc., as Administrative Agent, and Citigroup Global Markets Inc. and Banc of America Securities LLC as Joint Lead Arrangers and Joint Bookrunners (8)

4.7	(a)	Amendment No. 1 dated as of June 25, 2004 to Receivables Purchase Agreement dated as of December 17, 2003 among Equistar Receivables II, LLC as the seller, the Registrant as the servicer, the banks and other financial institutions party thereto as purchasers, Bank One, NA, Credit Suisse First Boston and JP Morgan Chase Bank as Co-Documentation Agents, Citicorp USA, Inc. and Bank of America, N.A. as Co-Asset Agents, Citicorp USA, Inc., as Administrative Agent, and Citigroup Global Markets Inc. and Banc of America Securities LLC as Joint Lead Arrangers and Joint Bookrunners (9)

4.8		Undertaking Agreement dated as of December 17, 2003 by the Registrant (8)

4.8	(a)	Amendment No. 1 dated as of June 25, 2004 to Undertaking Agreement dated as of December 17, 2003 by the Registrant (9)

The Registrant is a party to several long-term debt instruments under which the total amount of long-term debt securities authorized does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Registration S-K, the Registrant agrees to furnish a copy of such instruments to the Commission upon request.

10.1		Asset Contribution Agreement among Lyondell Chemical Company, Lyondell Petrochemical LP and the Registrant dated as of December 1, 1997 (1)

10.1	(a)	First Amendment, dated as of May 15, 1998, to the Asset Contribution Agreement among Lyondell Chemical Company, Lyondell Petrochemicals LP and the Registrant dated as of December 1, 1997 (1)

10.1	(b)	Second Amendment to Lyondell Asset Contribution Agreement, dated as of September 30, 2001, among Lyondell Chemical Company, Lyondell Petrochemical LP Inc. and the Registrant (4)

10.2		Asset Contribution Agreement among Millennium Petrochemicals Inc., Millennium LP and the Registrant dated as of December 1, 1997 (1)

10.2	(a)	First Amendment, dated as of May 15, 1998, to the Asset Contribution Agreement among Millennium Petrochemicals Inc., Millennium LP and the Registrant dated as of December 1, 1997 (1)

10.2	(b)	Second Amendment to Millennium Asset Contribution Agreement, dated as of September 30, 2001, among Millennium Petrochemicals Inc., Millennium Petrochemicals LP LLC and the Registrant (4)

10.3		Agreement and Plan of Merger and Asset Contribution among Occidental Petrochem Partner 1, Inc., Occidental Petrochem Partner 2, Inc., Oxy Petrochemicals Inc., PDG Chemical Inc. and the Registrant dated as of May 15, 1998 (1)

10.3	(a)	First Amendment to Occidental Asset Contribution Agreement, dated as of September 30, 2001, among Occidental Petrochem Partner 1, Inc., Occidental Petrochem Partner 2, Inc., PDG Chemical Inc., Occidental Petrochem Partner GP, Inc. and the Registrant (4)

10.4		Amended and Restated Parent Agreement dated as of November 6, 2002 (5)

10.5		Amended and Restated Ethylene Sales Agreement between the Registrant and Occidental Chemical Corporation dated as of August 20, 2004 (10)

The Registrant is party to several compensatory plans, contracts or arrangements that the Registrant has not included herein based on paragraph 10(iii)(C)(6) of Item 601(b) of Regulation S-K since the Registrant is a wholly owned subsidiary of Lyondell Chemical Company, a company that has a class of securities registered pursuant to section 12 or files reports pursuant to section 15(d) of the Exchange Act and is filing a report on Form 10-K.

12	Statement Setting Forth Detail for Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Principal Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

99.1	Consolidated Financial Statements of Lyondell Chemical Company

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (No. 333-76473) and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (No. 333-70048) and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (No. 333-111134) and incorporated herein by reference.
(8)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated December 17, 2003 and incorporated herein by reference.

(9)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference.
(10)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.
(11)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of November 30, 2004 and incorporated herein by reference.

Copies of exhibits will be furnished upon prepayment of 25 cents per page. Requests should be addressed to the Secretary.

(b) Consolidated Financial Statements and Financial Statement Schedules

(1) Consolidated Financial Statements

Consolidated Financial Statements filed as part of this Annual Report on Form 10-K are listed in the Index to Financial Statements on page 33.

(2) Financial Statement Schedules

Financial statement schedules are omitted because they are not applicable or the required information is contained in the Financial Statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 16th day of March, 2005.

EQUISTAR CHEMICALS, LP, by its General Partner

MILLENNIUM PETROCHEMICALS GP LLC By: Millennium Petrochemicals Inc.

By:	/S/ MORRIS GELB
Morris Gelb President

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2005.

Name	Title (Millennium Petrochemicals Inc.)

/S/ MORRIS GELB Morris Gelb (Principal Executive Officer)	President and Director

/S/ KAREN A. TWITCHELL Karen A. Twitchell (Principal Financial and Accounting Officer)	Vice President and Treasurer

/S/ T. KEVIN DENICOLA T. Kevin DeNicola	Director

/S/ EDWARD J. DINEEN Edward J. Dineen	Director

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 16th day of March, 2005.

Name	Title

/S/ DAN F. SMITH Dan F. Smith (Principal Executive Officer)	Chief Executive Officer, Equistar Chemicals, LP, Member, Partnership Governance Committee

/S/ T. KEVIN DENICOLA T. Kevin DeNicola (Principal Financial Officer)	Senior Vice President and Chief Financial Officer Member, Partnership Governance Committee

/S/ CHARLES L. HALL Charles L. Hall (Principal Accounting Officer)	Vice President and Controller, Equistar Chemicals, LP

/S/ BART DE JONG Bart de Jong	Member, Partnership Governance Committee

/S/ MORRIS GELB Morris Gelb	Member, Partnership Governance Committee

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED

PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

Neither an annual report covering the Registrant’s last fiscal year nor proxy materials with respect to any annual or other meeting of security holders have been sent to security holders.