Form 10-Q
period 2005-03-31
EQUISTAR CHEMICALS LP
filed 2005-05-06
CIK 1081158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and, therefore, is filing this form with a reduced disclosure format.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

EQUISTAR CHEMICALS, LP

CONSOLIDATED STATEMENTS OF INCOME

	For the three months ended March 31,
Millions of dollars	2005	2004
Sales and other operating revenues:
Trade	$2,242	$1,490
Related parties	619	472

	2,861	1,962

Operating costs and expenses:
Cost of sales	2,417	1,857
Selling, general and administrative expenses	47	41
Research and development expenses	8	7
Gain on asset dispositions	—	(4)

	2,472	1,901

Operating income	389	61

Interest expense	(56)	(57)
Interest income	2	2
Other expense, net	(3)	(1)

Net income	$332	$5

See Notes to the Consolidated Financial Statements.

EQUISTAR CHEMICALS, LP

CONSOLIDATED BALANCE SHEETS

Millions of dollars	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$140	$39
Accounts receivable:
Trade, net	868	615
Related parties	239	211
Inventories	653	582
Prepaid expenses and other current assets	38	43

Total current assets	1,938	1,490

Property, plant and equipment, net	3,137	3,167
Investments	59	60
Other assets, net	351	357

Total assets	$5,485	$5,074

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable:
Trade	$601	$447
Related parties	88	85
Current maturities of long-term debt	150	1
Accrued liabilities	204	273

Total current liabilities	1,043	806

Long-term debt	2,162	2,312
Other liabilities and deferred revenues	390	395
Commitments and contingencies
Partners’ capital:
Partners’ accounts	1,912	1,580
Accumulated other comprehensive loss	(22)	(19)

Total partners’ capital	1,890	1,561

Total liabilities and partners’ capital	$5,485	$5,074

See Notes to the Consolidated Financial Statements.

EQUISTAR CHEMICALS, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
Millions of dollars	2005	2004
Cash flows from operating activities:
Net income	$332	$5
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	79	76
Deferred maintenance turnaround expenditures	(2)	(17)
Gain on asset dispositions	—	(4)
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(268)	—
Inventories	(71)	(65)
Accounts payable	149	(12)
Accrued interest	(17)	(17)
Other assets and liabilities, net	(68)	(39)

Cash provided by (used in) operating activities	134	(73)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(35)	(19)
Proceeds from sales of assets	3	4

Cash used in investing activities	(32)	(15)

Cash flows from financing activities:
Repayment of long-term debt	(1)	—

Cash used in financing activities	(1)	—

Increase (decrease) in cash and cash equivalents	101	(88)
Cash and cash equivalents at beginning of period	39	199

Cash and cash equivalents at end of period	$140	$111

See Notes to the Consolidated Financial Statements.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Preparation

The accompanying consolidated financial statements are unaudited and have been prepared from the books and records of Equistar Chemicals, LP (“Equistar”) in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2004 included in the Equistar 2004 Annual Report on Form 10-K.

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

3. Anticipated Accounting Changes

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 153, Exchanges of Nonmonetary Assets (“SFAS No. 153”), which amends Accounting Principles Board Opinion No. 29, Accounting for Nonmonetary Transactions, to eliminate the exception for nonmonetary exchanges of similar productive assets, which is replaced with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange is defined to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Equistar will be required to adopt SFAS No. 153 no later than the third quarter 2005 with prospective application. Equistar is currently evaluating the impact, if any, that implementation of SFAS No. 153 will have on its financial statements.

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47. “Accounting for Conditional Asset Retirement Obligations,” which clarifies the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Conditional Asset Retirement Obligations,” as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of Equistar. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. Equistar is currently evaluating the impact of adopting this interpretation.

4. Accounts Receivable

Equistar has a four-year, $450 million accounts receivable sales facility. Pursuant to this facility, Equistar sells, through a wholly owned bankruptcy remote subsidiary, on an ongoing basis and without recourse, an interest in a pool of accounts receivable to financial institutions participating in the facility. Equistar is responsible for servicing the receivables. At March 31, 2005, there were no outstanding accounts receivable that had been sold under Equistar’s accounts receivable sales facility. The amount of outstanding accounts receivable that had been sold under the facility as of December 31, 2004 was $200 million.

In consideration of discounts offered to certain customers for early payment for product, some receivable amounts were collected in March 2005 and 2004 that otherwise would have been expected to be collected in April of the respective years. This included collections of $71 million and $39 million in March 2005 and 2004, respectively, from Occidental Chemical Corporation, a subsidiary of Occidental Petroleum Corporation (together with its subsidiaries and affiliates, collectively “Occidental”).

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5. Inventories

Inventories consisted of the following:

Millions of dollars	March 31, 2005	December 31, 2004
Finished goods	$404	$355
Work-in-process	12	13
Raw materials	135	117
Materials and supplies	102	97

Total inventories	$653	$582

6. Property, Plant and Equipment, Net

The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows:

Millions of dollars	March 31, 2005	December 31, 2004
Land	$77	$77
Manufacturing facilities and equipment	6,088	6,079
Construction in progress	88	64

Total property, plant and equipment	6,253	6,220
Less accumulated depreciation	(3,116)	(3,053)

Property, plant and equipment, net	$3,137	$3,167

Depreciation and amortization is summarized as follows:

	For the three months ended March 31,
Millions of dollars	2005	2004
Property, plant and equipment	$63	$60
Turnaround costs	9	9
Software costs	4	4
Other	3	3

Total depreciation and amortization	$79	$76

7. Deferred Revenues

Deferred revenues at March 31, 2005 of $150 million represent advances from customers for partial prepayments for products to be delivered under long-term product supply contracts. Trade sales and other operating revenues include $4 million in each of the three-month periods ended March 31, 2005 and 2004, respectively, of such previously deferred revenues.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8. Long-Term Debt

Long-term debt consisted of the following:

Millions of dollars	March 31, 2005	December 31, 2004
Inventory-based revolving credit facility	$—	$—
Other debt obligations:
Notes due 2006, 6.50%	150	150
Senior Notes due 2008, 10.125%	700	700
Notes due 2009, 8.75%	600	600
Senior Notes due 2011, 10.625%	700	700
Debentures due 2026, 7.55%	150	150
Other	3	4
Unamortized premium, net	9	9

Total long-term debt	2,312	2,313
Less current maturities	150	1

Total long-term debt, net	$2,162	$2,312

Amortization of debt issuance costs of $1 million for each of the three-month periods ended March 31, 2005 and 2004 is included in interest expense in the Consolidated Statements of Income.

Lyondell remains a guarantor of $300 million of Equistar debt, consisting of the 6.5% notes due 2006 and the 7.55% debentures due 2026. The unaudited consolidated financial statements of Lyondell are filed as an exhibit to Equistar’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005.

9. Pension and Other Postretirement Benefits

Net periodic pension and other postretirement benefit costs included the following components for the three months ended March 31:

	Pension Benefits		Other Postretirement Benefits
Millions of dollars	2005	2004	2005	2004
Components of net periodic benefit cost:
Service cost	$5	$5	$1	$1
Interest cost	3	3	2	2
Recognized return on plan assets	(3)	(3)	—	—
Actuarial and investment loss amortization	1	1	—	—

Net periodic benefit cost	$6	$6	$3	$3

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10. Commitments and Contingencies

Leased Facility—Equistar has an ethylene facility in Lake Charles, Louisiana that has been idled since the first quarter of 2001, pending sustained improvement in market conditions. The facility and land, which are included in property, plant and equipment at a net book value of $143 million, are leased from Occidental. In May 2003, Equistar and Occidental entered into a new one-year lease, which has renewal provisions for two additional one-year periods at either party’s option. Equistar exercised the second one-year renewal option in April 2005.

Environmental Remediation—Equistar’s accrued liability for environmental matters as of December 31, 2004 and March 31, 2005 was $1 million and primarily related to the Port Arthur facility, which was permanently shut down in February 2001. In the opinion of management, there is currently no material estimable range of possible loss in excess of the liability recorded for environmental remediation.

Clean Air Act—Under the Clean Air Act, the eight-county Houston/Galveston region has been designated a severe non-attainment area for ozone by the U.S. Environmental Protection Agency (“EPA”) under a “one-hour” ozone standard. Emission reduction controls for nitrogen oxides (“NOx”) must be installed at each of Equistar’s six facilities in the Houston/Galveston region prior to the November 2007 compliance deadline for the one-hour ozone standard.

In addition, in December 2004, the regulatory agency for the state of Texas, the Texas Commission on Environmental Quality (“TCEQ”) finalized controls over highly reactive, volatile organic compounds (“HRVOCs”). Equistar is still assessing the impact of the HRVOC revisions. In addition, in April 2004, the EPA designated the eight-county Houston/Galveston region a moderate non-attainment area under an “eight-hour” ozone standard. As a result, the TCEQ must submit a plan to the EPA in 2007 to demonstrate compliance with the eight-hour ozone standard in 2010. Although the one-hour ozone standard expires in 2005, the controls under that standard will not be relaxed under the EPA’s new eight-hour transition rules. As a result, Equistar still will be required to meet the new emission standards for NOx and HRVOCs. The timing and amount of the estimated expenditures are subject to regulatory and other uncertainties, as well as to obtaining the necessary permits and approvals. The ultimate cost of implementing any plan developed to comply with the final ozone standards cannot be estimated at this time.

Other—Equistar is, from time to time, a defendant in lawsuits, some of which are not covered by insurance. Many of these suits make no specific claim for relief. Although final determination of legal liability and the resulting financial impact with respect to any such litigation cannot be ascertained with any degree of certainty, management does not believe that any ultimate uninsured liability resulting from the legal proceedings in which it currently is involved (directly or indirectly) will individually, or in the aggregate, have a material adverse effect on the financial position, liquidity or results of operations of Equistar.

General—In the opinion of management, any liability arising from the matters discussed in this note is not expected to have a material adverse effect on the financial position or liquidity of Equistar. However, the adverse resolution in any reporting period of one or more of these matters discussed in this note could have a material impact on Equistar results of operations for that period, which may be mitigated by contribution or indemnification obligations of others, or by any insurance coverage that may be available.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11. Comprehensive Income

The components of comprehensive income were as follows:

	For the three months ended March 31,
Millions of dollars	2005	2004
Net income	$332	$5
Other comprehensive loss	(3)	(2)

Comprehensive income	$329	$3

12. Segment and Related Information

Equistar operates in one reportable segment, ethylene, co-products and derivatives, which includes: the ethylene and co-products product group, including primarily ethylene, propylene, butadiene, fuels and aromatics; and the derivatives product group, including primarily ethylene oxide, ethylene glycol and polyethylene.

Although Equistar operates in one integrated reportable segment, Equistar has chosen to provide certain additional data, as shown below, for two product groups: the ethylene and co-products group, reflecting the products of the core ethylene manufacturing processes, and the derivative products group.

	Ethylene, Co-Products and Derivatives
In Millions	Ethylene & co-products	Derivatives	Eliminations	Consolidated
For the three months ended March 31, 2005:
Sales and other operating revenues:
Customers	$1,890	$971	$—	$2,861
Intersegment	599	—	(599)	—

Total sales and other operating revenues	2,489	971	(599)	2,861
Operating income	303	86	—	389

For the three months ended March 31, 2004:
Sales and other operating revenues:
Customers	$1,245	$717	$—	$1,962
Intersegment	461	—	(461)	—

Total sales and other operating revenues	1,706	717	(461)	1,962
Operating income (loss)	75	(14)	—	61

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with information contained in the Consolidated Financial Statements of Equistar Chemicals, LP (“Equistar”) and the notes thereto.

In addition to comparisons of current operating results with the same period in the prior year, Equistar has included, as additional disclosure, certain “trailing quarter” comparisons of first quarter 2005 operating results to fourth quarter 2004 operating results. Equistar’s businesses are highly cyclical in addition to experiencing some less significant seasonal effects. Trailing quarter comparisons may offer important insight into the current business direction of Equistar.

References to industry benchmark prices or costs, including the weighted average cost of ethylene production, are generally to industry prices and costs reported by Chemical Marketing Associates, Incorporated (“CMAI”), except that crude oil and natural gas benchmark price references are to industry prices reported by Platts, a reporting service of The McGraw-Hill Companies.

Overview

General—Equistar manufactures and markets ethylene and its co-products, primarily propylene, butadiene and aromatics, which include benzene and toluene. Equistar also manufactures and markets derivatives, primarily polyethylene (including high density polyethylene (“HDPE”), low density polyethylene (“LDPE”) and linear-low density polyethylene (“LLDPE”)), ethylene glycol, ethylene oxide and its derivatives, and ethanol. Equistar also produces fuels, such as methyl tertiary butyl ether (“MTBE”) and alkylate. As a result of the acquisition of Millennium Chemicals Inc. (“Millennium”) by Lyondell Chemical Company (“Lyondell”) on November 30, 2004, Equistar became a wholly owned subsidiary of Lyondell.

During 2004, the chemical industry experienced broad-based improvement as a strengthening global economy led to increases in demand and tighter chemical industry supply/demand balances. The improved market conditions in the first quarter 2005 led to higher sales prices and generally higher product margins for the industry compared to the first quarter 2004.

Equistar’s average sales prices for ethylene and derivatives in the first quarter 2005 were higher compared to the first quarter 2004. In addition, Equistar’s average sales prices for ethylene co-products such as propylene and benzene, and fuels were significantly higher and substantially offset the effect of higher raw material and energy costs in the first quarter 2005.

The higher raw material and energy costs in the first quarter 2005 compared to the first quarter 2004 reflected the effect of a significant escalation in crude oil prices and ongoing high natural gas prices. Benchmark crude oil and natural gas prices generally have been indicators of the level and direction of movement of raw material and energy costs for Equistar. Ethylene and its co-products are produced from two major raw material groups:

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

The following table shows the average U.S. benchmark prices for crude oil and natural gas for the applicable three-month period, as well as benchmark U.S. sales prices for ethylene and co-product propylene, which Equistar produces and sells. The benchmark weighted average cost of ethylene production, which is reduced by co-product revenues, is based on CMAI’s estimated average ratio of crude-oil based liquid and NGL raw materials used in U.S. ethylene production and is subject to revision.

	Average Benchmark Price and Percent Change Versus Prior Year Period Average
	First Quarter 2005	Percent Change	First Quarter 2004
Crude oil – dollars per barrel	49.65	41%	35.20
Natural gas – dollars per million BTUs	5.98	13%	5.31
Weighted average cost of ethylene production– cents per pound	23.34	6%	22.12
Ethylene – cents per pound	41.50	32%	31.50
Propylene – cents per pound	43.50	59%	27.42

As indicated in the above table, benchmark crude oil prices and natural gas prices increased, resulting in higher raw material and energy costs in the first quarter 2005 compared to the first quarter 2004.

RESULTS OF OPERATIONS

Revenues—Equistar’s revenues of $2,861 million in the first quarter 2005 increased 46% compared to revenues of $1,962 million in the first quarter 2004, reflecting higher average sales prices. Benchmark sales prices of ethylene were 32% higher, benzene averaged 67% higher, and propylene sales prices averaged 59% higher in the first quarter 2005 compared to the first quarter 2004. Benchmark sales prices of HDPE averaged 38% higher in the first quarter 2005 than in the first quarter 2004. Ethylene and derivative sales volumes in the first quarter 2005 were comparable to the first quarter 2004.

Cost of Sales—Equistar’s cost of sales was $2,417 million in the first quarter 2005 and $1,857 million in the first quarter 2004. The 30% increase reflects the higher cost of liquids and, to a lesser extent, NGL raw materials. The cost of liquid raw materials was affected by 41% higher crude oil costs in the first quarter 2005 compared to the first quarter 2004.

Operating Income—Equistar had operating income of $389 million in the first quarter 2005 and $61 million in the first quarter 2004. The improvement of $328 million was primarily due to higher product margins compared to the first quarter 2004. The higher first quarter 2005 product margins were a result of higher average sales prices, especially for co-products propylene and benzene, and fuels which substantially offset significant increases in the costs of raw materials compared to the first quarter 2004. Sales prices of ethylene derivatives also increased significantly in the first quarter 2005 compared to the first quarter 2004.

Net Income—Equistar had net income of $332 million in the first quarter 2005 compared to $5 million in the first quarter 2004. The $327 million improvement was primarily due to the above-noted $328 million increase in the first quarter 2005 operating income compared to the first quarter 2004.

First Quarter 2005 versus Fourth Quarter 2004

Equistar’s first quarter 2005 net income of $332 million compares to net income of $156 million in the fourth quarter 2004. The $176 million improvement primarily resulted from higher sales prices for ethylene derivatives and co-products, which more than offset higher raw material costs of heavy liquids attributable to higher crude oil prices in the first quarter 2005 compared to the fourth quarter 2004. The first quarter 2005 also benefited from lower prices for NGL raw materials, which decreased compared to the fourth quarter 2004. Ethylene and derivative sales volumes were 5% lower compared to the fourth quarter 2004 due to lower export sales of polyethylene. Although benchmark crude oil prices averaged only 3% higher in the first quarter 2005 than in the fourth quarter of 2004, benchmark crude oil prices escalated significantly at the end of the first quarter 2005.

Product Group Analysis

The following analysis discusses Equistar’s operating results, focusing on two product groups: ethylene and co-products; and derivatives. Ethylene co-products primarily include propylene, butadiene, fuels, which include MTBE and alkylates, and aromatics, which include benzene and toluene. Derivatives primarily include polyethylene, ethylene glycol, ethylene oxide and its derivatives, and ethanol and polypropylene.

The following tables reflect selected sales data, including sales of ethylene and co-products used as derivative raw materials, and summarized financial information for the two product groups.

	For the three months ended March 31,
Millions of dollars	2005	2004
Sales and other operating revenues:
Ethylene and co-products	$2,489	$1,706
Derivatives	971	717
Ethylene and co-products sales included in derivatives	(599)	(461)

Total	$2,861	$1,962

Operating income (loss):
Ethylene and co-products	$303	$75
Derivatives	86	(14)

Total	$389	$61

Volumes in millions
Selected ethylene and co-products:
Ethylene and co-products (pounds)	4,521	4,277
Aromatics (gallons)	102	93
Derivatives products (pounds)	1,754	1,887

Ethylene and co-products

Revenues—Revenues of $2,489 million in the first quarter 2005 increased 46% compared to revenues of $1,706 million in the first quarter 2004, reflecting higher sales prices and a 6% increase in sales volumes. Benchmark ethylene sales prices averaged 32% higher in the first quarter 2005 compared to the first quarter 2004, while increases in sales prices of co-products were much more significant. Benchmark sales prices for benzene and propylene averaged 67% and 59% higher, respectively, in the first quarter 2005 compared to the first quarter 2004.

Operating Income—Operating income in the first quarter 2005 of $303 million compares to $75 million in the first quarter 2004. The improvement of $228 million was primarily due to higher product margins and higher sales volumes in the first quarter 2005 due to improved supply/demand fundamentals compared to the first quarter 2004.

Derivatives

Revenues—Revenues of $971 million in the first quarter 2005 increased 35% compared to revenues of $717 million in the first quarter 2004, reflecting higher average sales prices partially offset by lower sales volumes. Sales volumes in the first quarter 2005 decreased 7% compared to the first quarter 2004 due to scheduled maintenance at an ethylene glycol production unit in the first quarter 2005.

Operating Income (Loss)—Operating income for derivatives was $86 million in the first quarter 2005 compared to an operating loss of $14 million in the first quarter 2004. The $100 million improvement was primarily the result of higher product margins as sales prices increased more than raw material costs compared to the first quarter 2004, partially offset by higher costs due to scheduled maintenance at an ethylene glycol production unit in the first quarter 2005.

FINANCIAL CONDITION

Operating Activities—Operating activities provided cash of $134 million in the first quarter 2005 and used cash of $73 million in the first quarter 2004. The $207 million change primarily reflects the improvement in first quarter 2005 net income, which was partly offset by a net increase in the main components of working capital – receivables, inventory and payables – in the first quarter 2005 compared to the first quarter of 2004. The first quarter of each year includes significant payments of annual and semiannual property taxes, interest and compensation related items, which totaled $151 million in 2005 and $116 million in 2004.

In the first quarter 2005 and 2004, increases in the main components of working capital used cash of $190 million and $77 million, respectively. The increase in the first quarter 2005 compared to the first quarter 2004 was primarily due to an increase in accounts receivable, partly offset by an increase in accounts payable.

In total, receivables showed a $268 million increase in the first quarter 2005 and no change in the first quarter 2004. The increase in the first quarter 2005 primarily reflected a decrease in the amount of accounts receivable sold under Equistar’s accounts receivable sales facility and, to a lesser extent, the effect of higher average sales prices in the first quarter 2005. The balance of Equistar’s accounts receivable sold under its accounts receivable sales facility decreased $200 million during the first quarter 2005. At March 31, 2005, no accounts receivable had been sold under Equistar’s accounts receivable sales facility. During the first quarter 2004, the balance of accounts receivable sold increased $115 million to $217 million at March 31, 2004.

In consideration of discounts offered to certain customers for early payment for product, some receivable amounts were collected in March 2005 and 2004 that otherwise would have been expected to be collected in April of the respective years. This included collections of $71 million and $39 million in March 2005 and 2004, respectively, from Occidental Chemical Corporation, a subsidiary of Occidental Petroleum Corporation (together with its subsidiaries and affiliates, collectively “Occidental”).

Accounts payable increased $149 million in the first quarter 2005 compared to a $12 million decrease in the first quarter 2004. The first quarter 2005 payables increase primarily reflected the effect of higher crude oil prices on liquids raw material costs. Crude oil prices reached a high of $54.30 per barrel in March 2005 compared to $36.70 per barrel in March 2004.

Investing Activities—Investing activities used cash of $32 million and $15 million in the first quarter 2005 and first quarter 2004, respectively. Equistar’s capital expenditures were $35 million in the first quarter of 2005 and $19 million in the first quarter 2004. The higher level of expenditures in the first quarter 2005 reflects increased spending for regulatory and environmental compliance projects. Equistar’s capital budget for 2005 is $167 million.

Financing Activities—Cash used by financing activities was $1 million in the first quarter of 2005. Equistar repaid $1 million of medium-term loans during the first quarter of 2005. There were no financing activities during the first quarter 2004.

Equistar did not make distributions to its owners in the first quarter 2005, but Equistar resumed making cash distributions in the second quarter 2005. Equistar did not make distributions to its owners in the first quarter 2004.

Liquidity and Capital Resources—At March 31, 2005, Equistar’s long-term debt, including current maturities, totaled $2.3 billion, or approximately 55% of its total capitalization. Current maturities include $150 million of 6.50% notes due in February 2006. Equistar had cash on hand of $140 million. In addition, the total amount available at March 31, 2005 under both the $250 million inventory-based revolving credit facility and the $450 million accounts receivable sales facility was approximately $618 million, which gives effect to the borrowing base and is net of a $50 million unused availability requirement, amounts sold under the accounts receivable sales facility, of which there were none at March 31, 2005, and $32 million of outstanding letters of credit under the revolving credit facility as of March 31, 2005. The borrowing base is determined using a formula applied to accounts receivable and inventory balances. The revolving credit facility requires that the unused available amounts under that facility and the $450 million accounts receivable sales facility equal or exceed $50 million, or $100 million, if the interest coverage ratio, as defined, is less than 2:1. There was no borrowing under the revolving credit facility at March 31, 2005.

Equistar’s ability to pay or refinance its debt will depend on future operating performance, which could be affected by general economic, financial, competitive, legislative, regulatory, business and other factors, many of which are beyond its control. Management believes that conditions will be such that cash balances, cash flow from operations, cash generated from higher utilization of the accounts receivable sales facility and funding under the credit facility will be adequate to meet anticipated future cash requirements, including scheduled debt repayments, other contractual obligations, necessary capital expenditures and ongoing operations. In the first quarter 2005, Standard & Poors (“S&P”) upgraded Equistar’s debt rating from B+ to BB- and gave Equistar a positive outlook. According to S&P, the rating action reflected favorable prospects over the intermediate term and the strong expectation that management will continue to prioritize debt reduction as the chemicals cycle gradually improves.

Long-Term Debt—The $250 million inventory-based revolving credit facility and the indentures governing Equistar’s Senior Notes contain restrictive covenants. These restrictive covenants are described in Item 7 of Equistar’s Annual Report on Form 10-K for the year ended December 31, 2004. There have been no changes in the quarter ended March 31, 2005. The credit facility does not require Equistar to maintain specified financial ratios. The breach of the covenants could permit the lenders or noteholders to declare any outstanding debt payable and could permit the lenders under Equistar’s credit facility to terminate future lending commitments. In addition, some of Equistar’s indentures require additional interest payments to the noteholders if Equistar makes distributions when Equistar does not meet a specified fixed charge coverage ratio. Equistar met this ratio and was in compliance with all covenants under these agreements as of March 31, 2005.

Off-Balance Sheet Arrangements—Equistar’s off-balance sheet arrangements are described in Item 7 of its Annual Report on Form 10-K for the year ended December 31, 2004. Equistar’s off-balance sheet arrangements did not change materially in the quarter ended March 31, 2005, except as noted below.

At March 31, 2005, no accounts receivable had been sold under Equistar’s accounts receivable sales facility. The balance that had been sold as of December 31, 2004 was $200 million. The facility accelerates availability to the business of cash from product sales that otherwise would have been collected over the normal billing and collection cycle. The availability of the accounts receivable sales facility provides one element of Equistar’s ongoing sources of liquidity and capital resources. Upon termination of the facility, cash collections related to accounts receivable then in the pool would first be applied to the outstanding interest sold, but Equistar would in no event be required to repurchase such interest. See Note 4 to the Consolidated Financial Statements for additional information on accounts receivable.

CURRENT BUSINESS OUTLOOK

Business conditions continue to be positive for the majority of Equistar’s products, and Equistar is continuing to benefit from the competitive advantage provided by its crude oil-based ethylene facilities. Some product prices have weakened compared to the levels experienced in the first quarter 2005. However, these prices remain above average fourth quarter 2004 levels.

Supply/demand conditions for the majority of Equistar’s products remain strong and, despite minor disruptions and market corrections, Equistar expects continued strengthening across its product portfolio. Equistar’s view of industry fundamentals and its belief in the strength of the cyclical recovery are unaltered.

ANTICIPATED ACCOUNTING CHANGES

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 153, Exchanges of Nonmonetary Assets (“SFAS No. 153”), which amends Accounting Principles Board Opinion No. 29, Accounting for Nonmonetary Transactions, to eliminate the exception for nonmonetary exchanges of similar productive assets, which is replaced with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange is defined to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Equistar will be required to adopt SFAS No. 153 no later than the third quarter 2005 with prospective application. Equistar is currently evaluating the impact, if any, that implementation of SFAS No. 153 will have on its financial statements.

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47. “Accounting for Conditional Asset Retirement Obligations,” which clarifies the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Conditional Asset Retirement Obligations,” as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of Equistar. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. Equistar is currently evaluating the impact of adopting this interpretation.

Item 3. Disclosure of Market and Regulatory Risk

Equistar’s exposure to market and regulatory risks is described in Item 7a of its Annual Report on Form 10-K for the year ended December 31, 2004. Equistar’s exposure to market and regulatory risks has not changed materially in the quarter ended March 31, 2005.

Item 4. Controls and Procedures

Equistar performed an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer (principal executive officer) and Senior Vice President and Chief Financial Officer (principal financial officer), of the effectiveness of Equistar’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2005. Based upon that evaluation, the Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that Equistar’s disclosure controls and procedures are effective.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments with respect to Equistar’s legal proceedings previously reported in the Annual Report on Form 10-K for the year ended December 31, 2004.

Item 6. Exhibits

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

Equistar Chemicals, LP

Dated: May 6, 2005	/s/ Charles L. Hall
Charles L. Hall
Vice President and Controller
(Duly Authorized and Principal Accounting Officer)