Form 10-Q
period 2005-06-30
EQUISTAR CHEMICALS LP
filed 2005-08-05
CIK 1081158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

EQUISTAR CHEMICALS, LP

CONSOLIDATED STATEMENTS OF INCOME

	For the three months ended June 30,		For the six months ended June 30,
Millions of dollars	2005	2004	2005	2004
Sales and other operating revenues:
Trade	$2,002	$1,582	$4,127	$3,072
Related parties	698	517	1,434	989

	2,700	2,099	5,561	4,061

Operating cost and expenses:
Cost of sales	2,447	1,951	4,864	3,808
Selling, general and administrative expenses	47	41	94	82
Research and development expenses	9	8	17	15
Gain on asset dispositions	—	—	—	(4)

	2,503	2,000	4,975	3,901

Operating income	197	99	586	160

Interest expense	(57)	(57)	(113)	(114)
Interest income	3	2	5	4
Other expense, net	(1)	(1)	(4)	(2)

Net income	$142	$43	$474	$48

See Notes to the Consolidated Financial Statements.

EQUISTAR CHEMICALS, LP

CONSOLIDATED BALANCE SHEETS

Millions of dollars	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$68	$39
Accounts receivable:
Trade, net	697	615
Related parties	202	211
Inventories	655	582
Prepaid expenses and other current assets	38	43

Total current assets	1,660	1,490

Property, plant and equipment, net	3,107	3,167
Investments	64	60
Other assets, net	342	357

Total assets	$5,173	$5,074

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable:
Trade	$563	$447
Related parties	82	85
Current maturities of long-term debt	150	1
Accrued liabilities	252	273

Total current liabilities	1,047	806

Long-term debt	2,161	2,312
Other liabilities and deferred revenues	408	395
Commitments and contingencies
Partners’ capital:
Partners’ accounts	1,579	1,580
Accumulated other comprehensive loss	(22)	(19)

Total partners’ capital	1,557	1,561

Total liabilities and partners’ capital	$5,173	$5,074

See Notes to the Consolidated Financial Statements.

EQUISTAR CHEMICALS, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
Millions of dollars	2005	2004
Cash flows from operating activities:
Net income	$474	$48
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	159	153
Deferred maintenance turnaround expenditures	(14)	(51)
Gain on asset dispositions	—	(4)
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(68)	(124)
Inventories	(67)	(104)
Accounts payable	112	62
Other, net	(25)	(36)

Cash provided by (used in) operating activities	571	(56)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(69)	(41)
Proceeds from sales of assets	3	41

Cash used in investing activities	(66)	—

Cash flows from financing activities:
Distributions to owners	(475)	—
Repayment of long-term debt	(1)	—

Cash used in financing activities	(476)	—

Increase (decrease) in cash and cash equivalents	29	(56)
Cash and cash equivalents at beginning of period	39	199

Cash and cash equivalents at end of period	$68	$143

See Notes to the Consolidated Financial Statements.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Preparation

The accompanying consolidated financial statements are unaudited and have been prepared from the books and records of Equistar Chemicals, LP and its subsidiaries (“Equistar”) in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. For further information, refer to the audited consolidated financial statements and notes thereto included in the Equistar Annual Report on Form 10-K for the year ended December 31, 2004.

2. Company Ownership

Equistar, a Delaware limited partnership, is owned 70.5% by Lyondell Chemical Company (“Lyondell”) and 29.5% by Millennium Chemicals Inc. (“Millennium”). Equistar became a wholly owned subsidiary of Lyondell as a result of Lyondell’s acquisition of Millennium on November 30, 2004. The consolidated financial statements of Equistar reflect its historical cost basis, and, accordingly, do not reflect any purchase accounting adjustments related to the acquisition by Lyondell of Millennium and Millennium’s interest in Equistar.

3. Anticipated Accounting Changes

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment. The primary focus of this Statement is accounting for transactions in which an entity obtains employee services in share-based payment transactions, such as by the granting of stock options. Equistar will be required to apply the provisions of SFAS No. 123 (revised 2004) in the first quarter 2006. Upon adoption, a provision of SFAS No. 123 (revised 2004) will require Equistar to use a non-substantive vesting period approach for share-based payment transactions that vest when an employee becomes retirement eligible. The effect will be to accelerate expense recognition compared to the nominal vesting period approach that Equistar currently uses. Assuming the non-substantive vesting period approach had been used, compensation expense related to share-based payments would have changed by less than $1 million for each of the three- and six-month periods ended June 30, 2005 and 2004. Equistar does not expect the impact of adopting SFAS No. 123 (revised 2004) to have a material effect on its financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which amends Accounting Principles Board Opinion No. 29, Accounting for Nonmonetary Transactions, to eliminate the exception for nonmonetary exchanges of similar productive assets, which is replaced with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange is defined to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Equistar will be required to adopt SFAS No. 153 no later than the third quarter 2005 with prospective application. Equistar does not expect application of SFAS No. 153 to have a material impact on its financial statements.

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, Accounting for Conditional Asset Retirement Obligations, which clarifies the term conditional asset retirement obligation as used in SFAS No. 143, Accounting for Conditional Asset Retirement Obligations, as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of Equistar. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. Equistar is currently evaluating the impact of adopting this interpretation.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. Accounts Receivable

Equistar has a four-year, $450 million accounts receivable sales facility. Pursuant to this facility, Equistar sells, through a wholly owned bankruptcy remote subsidiary, on an ongoing basis and without recourse, an interest in a pool of accounts receivable to financial institutions participating in the facility. Equistar is responsible for servicing the receivables. At June 30, 2005, no outstanding accounts receivable had been sold under Equistar’s accounts receivable sales facility. The amount of outstanding accounts receivable that had been sold under the facility as of December 31, 2004 was $200 million.

In consideration of discounts offered to certain customers for early payment for product, some receivable amounts were collected in June 2005 and 2004 that otherwise would have been expected to be collected in July of the respective years. This included collections of $46 million and $42 million in June 2005 and 2004, respectively, from Occidental Chemical Corporation, a subsidiary of Occidental Petroleum Corporation (together with its subsidiaries and affiliates, collectively “Occidental”).

5. Inventories

Inventories consisted of the following:

Millions of dollars	June 30, 2005	December 31, 2004
Finished goods	$408	$355
Work-in-process	12	13
Raw materials	125	117
Materials and supplies	110	97

Total inventories	$655	$582

6. Property, Plant and Equipment, Net

The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows:

Millions of dollars	June 30, 2005	December 31, 2004
Land	$77	$77
Manufacturing facilities and equipment	6,116	6,079
Construction in progress	91	64

Total property, plant and equipment	6,284	6,220
Less accumulated depreciation	(3,177)	(3,053)

Property, plant and equipment, net	$3,107	$3,167

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation and amortization is summarized as follows:

	For the three months ended June 30,		For the six months ended June 30,
Millions of dollars	2005	2004	2005	2004
Property, plant and equipment	$63	$61	$126	$121
Turnaround costs	9	10	18	19
Software costs	5	4	9	8
Other	3	2	6	5

Total depreciation and amortization	$80	$77	$159	$153

7. Deferred Revenues

Deferred revenues at June 30, 2005 of $146 million represent advances from customers as partial prepayments for products to be delivered under long-term product supply contracts. Trade sales and other operating revenues include $3 million and $4 million in each of the three-month periods ended June 30, 2005 and 2004, respectively, and $7 million and $8 million in the six-month periods ended June 30, 2005 and 2004, respectively, of such previously deferred revenues.

8. Long-Term Debt

Long-term debt consisted of the following:

Millions of dollars	June 30, 2005	December 31, 2004
Inventory-based revolving credit facility	$—	$—
Other debt obligations:
Notes due 2006, 6.50%	150	150
Senior Notes due 2008, 10.125%	700	700
Notes due 2009, 8.75%	600	600
Senior Notes due 2011, 10.625%	700	700
Debentures due 2026, 7.55%	150	150
Other	3	4
Unamortized premium, net	8	9

Total long-term debt	2,311	2,313
Less current maturities	150	1

Total long-term debt, net	$2,161	$2,312

Amortization of debt issuance costs of $1 million and $2 million for each of the three- and six-month periods ended June 30, 2005 and 2004, respectively, is included in interest expense in the Consolidated Statements of Income.

Lyondell remains a guarantor of $300 million of Equistar debt, consisting of the 6.5% notes due 2006 and the 7.55% debentures due 2026. The unaudited interim consolidated financial statements of Lyondell are filed as an exhibit to Equistar’s Quarterly Report on Form 10-Q for the period ended June 30, 2005.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. Pension and Other Postretirement Benefits

Net periodic pension and other postretirement benefit costs included the following components:

	For the three months ended June 30,		For the six months ended June 30,
Millions of dollars	2005	2004	2005	2004
Components of net periodic pension benefit cost:
Service cost	$5	$4	$10	$9
Interest cost	3	3	6	6
Recognized return on plan assets	(3)	(2)	(6)	(5)
Actuarial and investment loss amortization	1	1	2	2

Net periodic benefit cost	$6	$6	$12	$12

	For the three months ended June 30,		For the six months ended June 30,
Millions of dollars	2005	2004	2005	2004
Components of net periodic other postretirement benefit cost:
Service cost	$—	$—	$1	$1
Interest cost	1	2	3	4
Actuarial loss amortization	1	1	1	1

Net periodic benefit cost	$2	$3	$5	$6

10. Commitments and Contingencies

Leased Facility—Equistar has an ethylene facility in Lake Charles, Louisiana that has been idled since the first quarter of 2001, pending sustained improvement in market conditions. The facility and land, which are included in property, plant and equipment at a net book value of $141 million, are leased from Occidental. In May 2003, Equistar and Occidental entered into a new one-year lease, which has renewal provisions for two additional one-year periods at either party’s option. Equistar exercised the second one-year renewal option in April 2005.

Environmental Remediation—Equistar’s accrued liability for environmental matters as of December 31, 2004 and June 30, 2005 was $1 million and primarily related to the Port Arthur facility, which was permanently shut down in February 2001. In the opinion of management, there is currently no material estimable range of possible loss in excess of the liability recorded for environmental remediation.

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

In addition, in December 2004, the regulatory agency for the state of Texas, the Texas Commission on Environmental Quality (“TCEQ”) finalized controls over highly reactive, volatile organic compounds (“HRVOCs”). Equistar is still assessing the impact of the HRVOC revisions. In addition, in April 2004, the EPA designated the eight-county Houston/Galveston region a moderate non-attainment area under an “eight-hour” ozone standard. As a result, the TCEQ must submit a plan to the EPA in 2007 to demonstrate compliance with the eight-hour ozone

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

standard in 2010. Although the one-hour ozone standard expired in June 2005, the controls under that standard will not be relaxed under the EPA’s new eight-hour transition rules. As a result, Equistar still will be required to meet the one-hour emission standards for NOx and HRVOCs. The timing and amount of the estimated expenditures are subject to regulatory and other uncertainties, as well as to obtaining the necessary permits and approvals. The ultimate cost of implementing any plan developed to comply with the final ozone standards cannot be estimated at this time.

Other—Equistar is, from time to time, a defendant in lawsuits and other commercial disputes, some of which are not covered by insurance. Many of these suits make no specific claim for relief. Although final determination of any liability and resulting financial impact with respect to any such matters cannot be ascertained with any degree of certainty, management does not believe that any ultimate uninsured liability resulting from these matters in which it currently is involved (directly or indirectly) will individually, or in the aggregate, have a material adverse effect on the financial position, liquidity or results of operations of Equistar.

General—In the opinion of management, the matters discussed in this note are not expected to have a material adverse effect on the financial position or liquidity of Equistar. However, the adverse resolution in any reporting period of one or more of these matters could have a material impact on Equistar’s results of operations for that period, which may be mitigated by contribution or indemnification obligations of others, or by any insurance coverage that may be available.

11. Comprehensive Income

The components of comprehensive income were as follows:

	For the three months ended June 30,		For the six months ended June 30,
Millions of dollars	2005	2004	2005	2004
Net income	$142	$43	$474	$48
Other comprehensive loss:
Derivative instruments	—	—	(2)	(3)
Other	—	(1)	(1)	—

Total other comprehensive loss	—	(1)	(3)	(3)

Comprehensive income	$142	$42	$471	$45

12. Segment and Related Information

Equistar operates in one reportable segment, ethylene, co-products and derivatives, which includes: the ethylene and co-products product group, including primarily ethylene, propylene, butadiene, fuels and aromatics; and the derivatives product group, including primarily ethylene oxide, ethylene glycol and polyethylene.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Although Equistar operates in one integrated reportable segment, Equistar has provided certain additional data, as shown below, for two product groups: the ethylene and co-products group, reflecting the products of the core ethylene manufacturing processes, and the derivative products group.

	Ethylene, Co-products and Derivatives
In Millions	Ethylene & co-products	Derivatives	Eliminations	Consolidated
For the three months ended June 30, 2005:
Sales and other operating revenues:
Customers	$1,862	$838	$—	$2,700
Transfers	493	—	(493)	—

Total sales and other operating revenues	2,355	838	(493)	2,700
Operating income	130	67	—	197

For the three months ended June 30, 2004:
Sales and other operating revenues:
Customers	$1,343	$756	$—	$2,099
Transfers	471	—	(471)	—

Total sales and other operating revenues	1,814	756	(471)	2,099
Operating income (loss)	107	(8)	—	99

For the six months ended June 30, 2005:
Sales and other operating revenues:
Customers	$3,752	$1,809	$—	$5,561
Transfers	1,092	—	(1,092)	—

Total sales and other operating revenues	4,844	1,809	(1,092)	5,561
Operating income	433	153	—	586

For the six months ended June 30, 2004:
Sales and other operating revenues:
Customers	$2,588	$1,473	$—	$4,061
Transfers	932	—	(932)	—

Total sales and other operating revenues	3,520	1,473	(932)	4,061
Operating income (loss)	182	(22)	—	160

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the information contained in the Consolidated Financial Statements of Equistar Chemicals, LP (“Equistar”) and the notes thereto.

In addition to comparisons of current operating results with the same period in the prior year, Equistar has included, as additional disclosure, certain “trailing quarter” comparisons of second quarter 2005 operating results to first quarter 2005 operating results. Equistar’s businesses are highly cyclical, in addition to experiencing some less significant seasonal effects. Trailing quarter comparisons may offer important insight into the current business direction of Equistar.

References to industry benchmark prices or costs, including the weighted average cost of ethylene production, are generally to industry prices and costs reported by Chemical Marketing Associates, Incorporated (“CMAI”), except that crude oil and natural gas benchmark price references are to industry prices reported by Platts, a reporting service of The McGraw-Hill Companies.

Overview

General—Equistar manufactures and markets ethylene and its co-products, primarily propylene, butadiene and aromatics, which include benzene and toluene. Equistar also manufactures and markets derivatives, primarily polyethylene, including high density polyethylene (“HDPE”), low density polyethylene (“LDPE”) and linear-low density polyethylene (“LLDPE”), ethylene glycol, ethylene oxide and its derivatives, and ethanol. Equistar also manufactures fuels, such as methyl tertiary butyl ether (“MTBE”) and alkylate. As a result of the acquisition of Millennium Chemicals Inc. (“Millennium”) by Lyondell Chemical Company (“Lyondell”) on November 30, 2004, Equistar became a wholly owned subsidiary of Lyondell.

During 2004, the chemical industry experienced broad-based improvement as a strengthening global economy led to increases in demand and tighter chemical industry supply/demand balances. The industry also experienced improved market conditions in the second quarter and first six months of 2005 compared to the same periods in 2004, which led to generally higher profitability, despite significantly higher crude oil prices.

Equistar’s sales prices and margins decreased in the second quarter 2005, compared to the first quarter 2005, as the market adjusted to over production late in 2004 and in the first quarter 2005. Nonetheless, average product margins for both the second quarter and first six months of 2005 were higher compared to the same periods in 2004. U.S. ethylene demand decreased an estimated 2.8% in the second quarter and grew 1.0% in the first six months of 2005 compared to the same periods in 2004.

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

The following table shows the average U.S. benchmark prices for crude oil and natural gas for the applicable period, as well as benchmark U.S. sales prices for ethylene and co-product propylene, which Equistar produces and sells. The benchmark weighted average cost of ethylene production, which is reduced by co-product revenues, is based on CMAI’s estimated average ratio of crude-oil based liquid and NGL raw materials used in U.S. ethylene production and is subject to revision.

	Average Benchmark Price
	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Crude oil – dollars per barrel	53.03	38.30	51.34	36.75
Natural gas – dollars per million BTUs	6.57	5.88	6.28	5.60
Weighted average cost of ethylene production – cents per pound	25.57	20.80	24.45	21.46
Ethylene – cents per pound	38.33	31.50	39.92	31.50
Propylene – cents per pound	36.17	30.75	39.83	29.08

Higher raw material and energy costs in the second quarter and first six months of 2005 compared to the same periods in 2004 reflected the effect of a significant escalation in crude oil prices and, to a lesser extent, natural gas prices.

RESULTS OF OPERATIONS

Revenues—Equistar’s revenues of $2,700 million in the second quarter 2005 increased 29% compared to revenues of $2,099 million in the second quarter 2004, while revenues of $5,561 million in the first six months of 2005 increased 37% compared to revenues of $4,061 million in the first six months of 2004. The increases in the 2005 periods reflected higher average sales prices, partially offset by lower sales volumes. Benchmark sales prices of ethylene averaged 22% higher, benzene averaged 27% higher, and propylene averaged 18% higher in the second quarter 2005 compared to the second quarter 2004, while in the first six months of 2005 benchmark sales prices of ethylene averaged 27% higher, benzene averaged 45% higher and propylene averaged 37% higher than in the first six months of 2004. Benchmark sales prices of HDPE averaged 21% higher in the second quarter 2005 and 29% higher in the first six months of 2005 compared to the same periods in 2004. Ethylene and derivative sales volumes were 4% lower in the second quarter 2005 compared to the second quarter 2004, and 2% lower in the first six months of 2005 compared to the first six months of 2004.

Cost of Sales—Equistar’s cost of sales of $2,447 million in the second quarter 2005 increased 25% compared to $1,951 million in the second quarter 2004, while cost of sales in the first six months of 2005 increased 28% to $4,864 million from $3,808 million in the first six months of 2004. The increases reflect the effects of higher raw material costs, resulting from higher crude oil and natural gas prices. In the second quarter and first six months of 2005, the cost of raw materials was affected by crude oil costs that averaged 38% higher in the second quarter 2005 and 40% higher in the first six months of 2005, using benchmark prices, compared to the second quarter and first six months of 2004. Benchmark natural gas prices averaged 12% higher in both the second quarter 2005 and first six months of 2005 compared to the same periods in 2004.

Operating Income—Equistar had operating income of $197 million in the second quarter 2005 compared to $99 million in the second quarter 2004, and operating income of $586 million in the first six months of 2005 compared to $160 million in the first six months of 2004. The improvements were primarily due to higher product margins as a result of higher average sales prices, which more than offset significant increases in the costs of raw materials in the second quarter and first six months of 2005 compared to the same periods in 2004. However, the improvement was less pronounced in the second quarter 2005 than in the first quarter 2005 as sales prices weakened while crude oil and natural gas prices continued to escalate.

Net Income—Equistar had net income of $142 million in the second quarter 2005 compared to $43 million in the second quarter 2004, and $474 million in the first six months of 2005 compared to $48 million in the first six months of 2004. The improvements were primarily due to the increases in operating income in the second quarter and first six months of 2005 compared to the same periods in 2004.

Second Quarter 2005 versus First Quarter 2005

Equistar’s second quarter 2005 net income of $142 million compares to net income of $332 million in the first quarter 2005. The $190 million decrease in profitability was the result of lower product margins due to lower sales prices, primarily for propylene and polyethylene, and higher heavy liquids and NGL raw material costs attributable to higher crude oil and natural gas prices in the second quarter 2005 compared to the first quarter 2005. In the second quarter 2005, benchmark sales prices averaged 8% lower for ethylene, 17% lower for propylene and 8% lower for HDPE compared to the first quarter 2005. Benchmark crude oil prices averaged 7% higher in the second quarter 2005 than in the first quarter 2005, while benchmark natural gas prices averaged 10% higher. Ethylene and derivative sales volumes were 3% lower compared to the first quarter 2005.

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

	For the three months ended June 30,		For the six months ended June 30,
Millions of dollars	2005	2004	2005	2004
Sales and other operating revenues:
Ethylene and co-products	$2,355	$1,814	$4,844	$3,520
Derivatives	838	756	1,809	1,473
Eliminations	(493)	(471)	(1,092)	(932)

Total	$2,700	$2,099	$5,561	$4,061

Operating income (loss):
Ethylene and co-products	$130	$107	$433	$182
Derivatives	67	(8)	153	(22)

Total	$197	$99	$586	$160

Volumes in millions
Selected ethylene and co-products:
Ethylene and co-products (pounds)	4,247	4,383	8,768	8,660
Aromatics (gallons)	107	80	209	173
Derivatives products (pounds)	1,696	1,902	3,450	3,789

Ethylene and co-products

Revenues—Revenues of $2,355 million in the second quarter 2005 increased 30% compared to $1,814 million in the second quarter 2004, while revenues of $4,844 million in the first six months of 2005 increased 38% compared to $3,520 million in the first six months of 2004. The increase in revenues during the second quarter 2005 reflects higher average sales prices. Sales volumes, including aromatics, were comparable to the second quarter 2004. The increase in revenues in the first six months of 2005 reflects higher average sales prices compared to the first six months of 2004. Sales volumes in the first six months of 2005 were 3% higher compared to the same 2004 period. Benchmark ethylene sales prices averaged 22% higher in the second quarter 2005 compared to the second quarter 2004, and 27% higher in the first six months of 2005 compared to the first six months of 2004. Benchmark sales prices for co-products benzene and propylene averaged 27% and 18% higher, respectively, in the second quarter 2005 compared to the second quarter 2004, and 45% and 37% higher, respectively, in the first six months of 2005 compared to the first six months of 2004.

Operating Income—Operating income in the second quarter 2005 was $130 million compared to $107 million in the second quarter 2004. The improvement of $23 million was primarily due to higher product margins despite the negative effect of higher crude oil and natural gas prices on raw material costs in the second quarter 2005 compared to the second quarter 2004. Operating income in the first six months of 2005 was $433 million compared to operating income of $182 million in the first six months of 2004. The increase of $251 million was primarily due to higher product margins compared to the 2004 period.

Derivatives

Revenues—Revenues of $838 million in the second quarter 2005 increased 11% compared to revenues of $756 million in the second quarter 2004, while revenues of $1,809 million in the first six months of 2005 increased 23% compared to revenues of $1,473 million in the first six months of 2004. The increases reflected higher average sales prices partially offset by lower sales volumes. Sales volumes in the second quarter 2005 were 11% lower compared to the second quarter 2004, while in the first six months of 2005 sales volumes were 9% lower than in the first six months of 2004. Both decreases were primarily a result of lower demand in the second quarter 2005.

Operating Income—Operating income for derivatives of $67 million in the second quarter 2005 and $153 million in the first six months of 2005 compared to operating losses of $8 million in the second quarter 2004 and $22 million in the first six months of 2004. The improvements were primarily the result of higher product margins as sales prices increased more than raw material costs compared to the second quarter and first six months of 2004.

FINANCIAL CONDITION

Operating Activities—Operating activities provided cash of $571 million in the first six months of 2005 and used cash of $56 million in the first six months of 2004. The $627 million change primarily reflected the improvement in the results of operations in the first six months of 2005, and a net increase in the main components of working capital – receivables, inventory and payables – in the first six months of 2004. In the first six months of 2005 and 2004, net increases in the main components of working capital, each of which is analyzed below, used cash of $23 million and $166 million, respectively.

Receivables increased $68 million in the first six months of 2005 and $124 million in the first six months of 2004. The increase in the first six months of 2005 primarily reflected a $200 million decrease in the amount of accounts receivable sold under Equistar’s accounts receivable sales facility partly offset by the effect of decreasing sales prices during the first six months of 2005. At June 30, 2005, no accounts receivable had been sold under the facility. During the first six months of 2004, the accounts receivable increase reflected increasing sales prices during the period, while the balance of accounts receivable sold increased $20 million to $122 million at June 30, 2004.

In consideration of discounts offered to certain customers for early payment for product, some receivable amounts were collected in June 2005 and 2004 that otherwise would have been expected to be collected in July of the respective years. This included collections of $46 million and $42 million in June 2005 and 2004, respectively, from Occidental Chemical Corporation, a subsidiary of Occidental Petroleum Corporation.

Inventories increased $67 million in the first six months of 2005 compared to an increase of $104 million in the first six months of 2004. The increase in inventories in the 2005 period was primarily in anticipation of third quarter 2005 planned maintenance turnarounds at the Clinton, Iowa ethylene and polyethylene production facilities. Inventory levels were increased in the 2004 period in expectation of demand growth in the latter half of the year.

Accounts payable increased $112 million in the first six months of 2005 compared to a $62 million increase in the first six months of 2004. The 2005 increase primarily reflected the effect of higher crude oil prices on liquid raw material costs. Crude oil prices increased $13.00 per barrel in the first six months of 2005 compared to nearly $6.00 per barrel in the first six months of 2004.

Investing Activities—Investing activities used cash of $66 million in the first six months of 2005.

Equistar’s capital expenditures were $69 million in the first six months of 2005 and $41 million in the first six months of 2004. The higher level of expenditures in the first six months of 2005 reflected increased spending for regulatory and environmental compliance projects. Equistar’s capital budget for 2005 is $167 million.

Proceeds from asset sales were $3 million in the first six months of 2005 and $41 million, primarily from sales of railcars, in the first six months of 2004. In the second quarter 2004, Equistar sold certain railcars for $37 million and leased the railcars from the buyer under an operating lease agreement.

Financing Activities—Cash used by financing activities was $476 million in the first six months of 2005. Equistar made cash distributions of $475 million to its owners during the second quarter 2005, but did not make distributions to its owners in the first six months of 2004. In addition, Equistar repaid the remaining $1 million of medium-term loans during the first quarter 2005.

Liquidity and Capital Resources—At June 30, 2005, Equistar’s long-term debt, including current maturities, totaled $2.3 billion, or approximately 60% of its total capitalization. Current maturities included $150 million of 6.50% notes due in February 2006. Equistar had cash on hand of $68 million. In addition, the total amount available at June 30, 2005 under both the $250 million inventory-based revolving credit facility and the $450 million accounts receivable sales facility was approximately $634 million. The available amount gives effect to the “borrowing base”, a $50 million unused availability requirement, amounts sold under the accounts receivable sales facility (of which there were none at June 30, 2005) and $16 million of outstanding letters of credit under the revolving credit facility as of June 30, 2005. The “borrowing base” is determined using a formula applied to accounts receivable and inventory balances. The revolving credit facility requires that the unused available amounts under that facility and the $450 million accounts receivable sales facility equal or exceed $50 million, or $100 million, if the interest coverage ratio, as defined, is less than 2:1. There was no borrowing under the revolving credit facility at June 30, 2005.

Equistar’s ability to pay or refinance its debt will depend on future operating performance, which could be affected by general economic, financial, competitive, legislative, regulatory, business and other factors, many of which are beyond its control. Management believes that conditions will be such that cash balances, cash flow from operations, cash generated from higher utilization of the accounts receivable sales facility and funding under the credit facility will be adequate to meet anticipated future cash requirements, including scheduled debt repayments, other contractual obligations, necessary capital expenditures and ongoing operations. In the first quarter 2005, Standard & Poors (“S&P”) upgraded Equistar’s debt rating from B+ to BB- and gave Equistar a positive outlook. According to S&P, the rating action reflected favorable prospects over the intermediate term and the assumption that management will continue to prioritize debt reduction.

Long-Term Debt—The $250 million inventory-based revolving credit facility and the indentures governing Equistar’s Senior Notes contain restrictive covenants. These restrictive covenants, as described in Item 7 of Equistar’s Annual Report on Form 10-K for the year ended December 31, 2004, have not changed in the six months ended June 30, 2005. The credit facility does not require Equistar to maintain specified financial ratios. The breach of the covenants could permit the lenders or noteholders to declare any outstanding debt payable and could permit the lenders under Equistar’s credit facility to terminate future lending commitments. In addition, some of Equistar’s indentures require additional interest payments to the noteholders if Equistar makes distributions when Equistar does not meet a specified fixed charge coverage ratio. Equistar met this ratio and was in compliance with all covenants under these agreements as of June 30, 2005.

Off-Balance Sheet Arrangements—Equistar’s off-balance sheet arrangements are described in Item 7 of its Annual Report on Form 10-K for the year ended December 31, 2004. Equistar’s off-balance sheet arrangements did not change materially in the six months ended June 30, 2005, except as noted below.

At June 30, 2005, no accounts receivable had been sold under Equistar’s accounts receivable sales facility. The balance that had been sold as of December 31, 2004 was $200 million. The facility accelerates availability to the business of cash from product sales that otherwise would have been collected over the normal billing and collection cycle. The availability of the accounts receivable sales facility provides one element of Equistar’s ongoing sources of liquidity and capital resources. Upon termination of the facility, cash collections related to accounts receivable then in the pool would first be applied to the outstanding interest sold, but Equistar would in no event be required to repurchase such interest. See Note 4 to the Consolidated Financial Statements for additional information on accounts receivable.

CURRENT BUSINESS OUTLOOK

Thus far in the third quarter 2005, market conditions for Equistar’s products have strengthened after reaching a low point in late June 2005. However, given the volatility of global markets, it is difficult to quantify the pace and magnitude of the improvement from the June 2005 low point. Equistar believes that industry and economic fundamentals remain strong, reflecting continued growth in the global economy, growing Chinese demand for chemicals and plastics, delays in adding new Middle East chemical plant capacity, and strong global demand for gasoline, diesel fuel and their components. These fundamentals, together with industry performance over the past several quarters, indicate continued strong performance over the coming years. Equistar’s outlook continues to be very positive.

ANTICIPATED ACCOUNTING CHANGES

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 153, Exchanges of Nonmonetary Assets, which amends Accounting Principles Board Opinion No. 29, Accounting for Nonmonetary Transactions, to eliminate the exception for nonmonetary exchanges of similar productive assets, which is replaced with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange is defined to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Equistar will be required to adopt SFAS No. 153 no later than the third quarter 2005 with prospective application. Equistar does not expect application of SFAS No. 153 to have a material impact on its financial statements.

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, Accounting for Conditional Asset Retirement Obligations, which clarifies the term conditional asset retirement obligation as used in SFAS No. 143, Accounting for Conditional Asset Retirement Obligations, as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of Equistar. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. Equistar is currently evaluating the impact of adopting this interpretation.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. The primary focus of this Statement is accounting for transactions in which an entity obtains employee services in share-based payment transactions, such as by the granting of stock options. Equistar will be required to apply the provisions of SFAS No. 123 (revised 2004) in the first quarter 2006. Upon adoption, a provision of SFAS No. 123 (revised 2004) will require Equistar to use a non-substantive vesting period approach for share-based payment transactions that vest when an employee becomes retirement eligible. The effect will be to accelerate expense recognition compared to the nominal vesting period approach that Equistar currently uses. Assuming the non-substantive vesting period approach had been used, compensation expense related to share-based payments would have changed by less than $1 million for the three-month periods ended June 30, 2005 and 2004, and each of the six-month periods ended June 30, 2005 and 2004. Equistar does not expect the impact of adopting SFAS No. 123 (revised 2004) to have a material effect on its financial statements.

Item 3. Disclosure of Market and Regulatory Risk

Equistar’s exposure to market and regulatory risks is described in Item 7a of its Annual Report on Form 10-K for the year ended December 31, 2004. Equistar’s exposure to market and regulatory risks has not changed materially in the six months ended June 30, 2005.

Item 4. Controls and Procedures

Equistar performed an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer (principal executive officer) and Senior Vice President and Chief Financial Officer (principal financial officer), of the effectiveness of Equistar’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2005. Based upon that evaluation, the Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that Equistar’s disclosure controls and procedures are effective.

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

Equistar Chemicals, LP

Dated: August 5, 2005	/s/ Charles L. Hall
Charles L. Hall
Vice President and Controller
(Duly Authorized and Principal Accounting Officer)