Form 10-Q
period 2005-09-30
EQUISTAR CHEMICALS LP
filed 2005-11-09
CIK 1081158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is no established public trading market for the registrant’s equity securities.

The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and, therefore, is filing this form with a reduced disclosure format.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

EQUISTAR CHEMICALS, LP

CONSOLIDATED STATEMENTS OF INCOME

	For the three months ended September 30,		For the nine months ended September 30,
Millions of dollars	2005	2004	2005	2004
Sales and other operating revenues:
Trade	$2,146	$1,816	$6,273	$4,888
Related parties	721	623	2,155	1,612

	2,867	2,439	8,428	6,500
Operating cost and expenses:
Cost of sales	2,776	2,255	7,640	6,063
Selling, general and administrative expenses	52	47	146	129
Research and development expenses	8	8	25	23
Gain on asset dispositions	—	—	—	(4)

	2,836	2,310	7,811	6,211

Operating income	31	129	617	289
Interest expense	(57)	(57)	(170)	(171)
Interest income	1	2	6	6
Other expense, net	(3)	(2)	(7)	(4)

Net income (loss)	$(28)	$72	$446	$120

See Notes to the Consolidated Financial Statements.

EQUISTAR CHEMICALS, LP

CONSOLIDATED BALANCE SHEETS

Millions of dollars	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$132	$39
Accounts receivable:
Trade, net	802	615
Related parties	215	211
Inventories	682	582
Prepaid expenses and other current assets	49	43

Total current assets	1,880	1,490

Property, plant and equipment, net	3,079	3,167
Investments	59	60
Other assets, net	364	357

Total assets	$5,382	$5,074

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current maturities of long-term debt	$150	$1
Accounts payable:
Trade	792	447
Related parties	87	85
Accrued liabilities	254	273

Total current liabilities	1,283	806

Long-term debt	2,161	2,312
Other liabilities and deferred revenues	408	395
Commitments and contingencies
Partners’ capital:
Partners’ accounts	1,551	1,580
Accumulated other comprehensive loss	(21)	(19)

Total partners’ capital	1,530	1,561

Total liabilities and partners’ capital	$5,382	$5,074

See Notes to the Consolidated Financial Statements.

EQUISTAR CHEMICALS, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,
Millions of dollars	2005	2004
Cash flows from operating activities:
Net income	$446	$120
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	238	234
Deferred maintenance turnaround expenditures	(51)	(55)
Gain on asset dispositions	—	(4)
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(191)	(205)
Inventories	(94)	(89)
Accounts payable	340	80
Accrued interest	(17)	(16)
Other, net	(9)	11

Cash provided by operating activities	662	76

Cash flows from investing activities:
Expenditures for property, plant and equipment	(103)	(69)
Proceeds from sales of assets	3	41

Cash used in investing activities	(100)	(28)

Cash flows from financing activities:
Distributions to owners	(475)	(100)
Repayment of long-term debt	(1)	—
Other	7	—

Cash used in financing activities	(469)	(100)

Increase (decrease) in cash and cash equivalents	93	(52)
Cash and cash equivalents at beginning of period	39	199

Cash and cash equivalents at end of period	$132	$147

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

3. Hurricane Effects

During the third quarter 2005, two major hurricanes impacted the chemical and related industries in the coastal and off-shore regions of the Gulf of Mexico. Net income in the third quarter 2005 reflects charges totaling $15 million before tax, representing Equistar’s exposure to industry losses expected to be underwritten by an industry insurance consortium, primarily resulting from hurricane damages in the third quarter.

Also, as a result of Hurricane Rita, Equistar incurred various costs that will be subject to insurance reimbursements. Such costs include costs incurred in conjunction with suspending operations at substantially all of its Gulf Coast plants, minor damage to facilities, and costs to restore operations. Expenses reflected in income in the third quarter 2005 include costs to suspend operations approximately equal to the deductible amount under the relevant insurance policies. Additional amounts, including damage to facilities, cannot be estimated at this time, and are expected to be reimbursed through insurance.

4. Accounting Changes

Exchange of Nonmonetary Assets—Effective July 1, 2005, Equistar implemented Statement of Financial Standards (“SFAS”) No. 153, Exchanges of Nonmonetary Assets, which amends Accounting Principles Board Opinion No. 29, Accounting for Nonmonetary Transactions, to eliminate the exception for nonmonetary exchanges of similar productive assets, which is replaced with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Equistar’s application of SFAS No. 153 had no material impact on its financial statements.

Employee Stock Options—In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment. The primary focus of this Statement is accounting for transactions in which an entity obtains employee services in share-based payment transactions, such as by the granting of stock options. Equistar will be required to apply the provisions of SFAS No. 123 (revised 2004) in the first quarter 2006. Upon adoption, a provision of SFAS No. 123 (revised 2004) will require Equistar to use a non-substantive vesting period approach for share-based payment transactions that vest when an employee becomes retirement eligible. The effect will be to accelerate expense recognition compared to the nominal vesting period approach that Equistar

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

currently uses. Assuming the non-substantive vesting period approach had been used, compensation expense related to share-based payments would have changed by less than $1 million for each of the three- and nine-month periods ended September 30, 2005 and 2004. Equistar does not expect the impact of adopting SFAS No. 123 (revised 2004) to have a material effect on its financial statements.

Asset Retirement Obligations—In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, Accounting for Conditional Asset Retirement Obligations, which clarifies the term conditional asset retirement obligation as used in SFAS No. 143, Accounting for Conditional Asset Retirement Obligations, as an obligation that is conditional only as to timing or amount. FIN No. 47 is effective in the fourth quarter of 2005. Equistar is currently evaluating the impact of adopting this interpretation.

5. Accounts Receivable

At September 30, 2004, Equistar had a four-year, $450 million accounts receivable sales facility. Equistar amended its accounts receivable sales facility in November 2005, increasing the availability from $450 million to $600 million and extending the maturity to November 2010. Pursuant to this facility, Equistar sells, through a wholly owned bankruptcy remote subsidiary, on an ongoing basis and without recourse, an interest in a pool of accounts receivable to financial institutions participating in the facility. Equistar is responsible for servicing the receivables. At September 30, 2005, no outstanding amounts of receivables had been sold under Equistar’s accounts receivable sales facility. The amount of outstanding receivables that had been sold under the facility as of December 31, 2004 was $200 million.

In consideration of discounts offered to certain customers for early payment for product, some receivable amounts were collected in September 2005 and 2004 that otherwise would have been expected to be collected in October of the respective years. This included collections of $55 million and $51 million in September 2005 and 2004, respectively, from Occidental Chemical Corporation, a subsidiary of Occidental Petroleum Corporation (together with its subsidiaries and affiliates, collectively “Occidental”).

6. Inventories

Inventories consisted of the following:

Millions of dollars	September 30, 2005	December 31, 2004
Finished goods	$274	$355
Work-in-process	15	13
Raw materials	280	117
Materials and supplies	113	97

Total inventories	$682	$582

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. Property, Plant and Equipment, Net

The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows:

Millions of dollars	September 30, 2005	December 31, 2004
Land	$77	$77
Manufacturing facilities and equipment	6,125	6,079
Construction in progress	116	64

Total property, plant and equipment	6,318	6,220
Less accumulated depreciation	(3,239)	(3,053)

Property, plant and equipment, net	$3,079	$3,167

Depreciation and amortization is summarized as follows:

	For the three months ended September 30,		For the nine months ended September 30,
Millions of dollars	2005	2004	2005	2004
Property, plant and equipment	$62	$64	$188	$185
Turnaround costs	10	10	28	29
Software costs	4	4	13	12
Other	3	3	9	8

Total depreciation and amortization	$79	$81	$238	$234

8. Accounts Payable

Accounts payable at September 30, 2005 included liabilities in the amount of $7 million for checks issued in excess of associated bank balances but not yet presented for collection.

9. Deferred Revenues

Deferred revenues at September 30, 2005 of $144 million represent advances from customers as partial prepayments for products to be delivered under long-term product supply contracts. Trade sales and other operating revenues include $4 million in each of the three-month periods ended September 30, 2005 and 2004 and $12 million in each of the nine-month periods ended September 30, 2005 and 2004, of such previously deferred revenues.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. Long-Term Debt

Long-term debt consisted of the following:

Millions of dollars	September 30, 2005	December 31, 2004
Inventory-based revolving credit facility	$—	$—
Other debt obligations:
Senior Notes due 2008, 10.125%	700	700
Senior Notes due 2011, 10.625%	700	700
Debentures due 2026, 7.55%	150	150
Notes due 2006, 6.50%	150	150
Notes due 2009, 8.75%	600	600
Other	3	4
Unamortized premium, net	8	9

Total long-term debt	2,311	2,313
Less current maturities	150	1

Total long-term debt, net	$2,161	$2,312

Amortization of debt issuance costs of $1 million and $4 million for each of the three and nine-month periods ended September 30, 2005 and 2004, respectively, is included in interest expense in the Consolidated Statements of Income.

Lyondell remains a guarantor of $300 million of Equistar debt, consisting of the 6.5% notes due 2006 and the 7.55% debentures due 2026. The unaudited interim consolidated financial statements of Lyondell are filed as an exhibit to Equistar’s Quarterly Report on Form 10-Q for the period ended September 30, 2005.

Equistar amended the inventory-based revolving credit facility in November 2005, increasing the availability from $250 million to $400 million and extending the maturity to November 2010.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. Pension and Other Postretirement Benefits

Net periodic pension and other postretirement benefit costs included the following components:

	For the three months ended September 30,		For the nine months ended September 30,
Millions of dollars	2005	2004	2005	2004
Service cost	$6	$5	$16	$14
Interest cost	3	3	9	9
Recognized return on plan assets	(3)	(3)	(9)	(8)
Actuarial and investment loss amortization	1	1	3	3

Net periodic benefit cost	$7	$6	$19	$18

	For the three months ended September 30,		For the nine months ended September 30,
Millions of dollars	2005	2004	2005	2004
Service cost	$1	$1	$2	$2
Interest cost	2	2	5	6
Actuarial loss amortization	—	—	1	1

Net periodic benefit cost	$3	$3	$8	$9

12. Commitments and Contingencies

Leased Facility—Equistar has an ethylene facility in Lake Charles, Louisiana that has been idled since the first quarter of 2001, pending sustained improvement in market conditions. The facility and land, which are included in property, plant and equipment at a net book value of $139 million, are leased from Occidental. In May 2003, Equistar and Occidental entered into a new one-year lease, which has renewal provisions for two additional one-year periods at either party’s option. Equistar exercised the second one-year renewal option in April 2005.

Environmental Remediation—Equistar’s accrued liability for environmental matters as of December 31, 2004 and September 30, 2005 was $1 million and related to two of its plant sites. In the opinion of management, there is currently no material estimable range of possible loss in excess of the liability recorded for environmental remediation.

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

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

13. Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
Millions of dollars	2005	2004	2005	2004
Net income (loss)	$(28)	$72	$446	$120
Other comprehensive income (loss):
Derivative instruments	—	—	(2)	(3)
Other	1	—	—	—

Total other comprehensive income (loss)	1	—	(2)	(3)

Comprehensive income (loss)	$(27)	$72	$444	$117

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. Segment and Related Information

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

	Ethylene, Co-products and Derivatives		Eliminations	Consolidated
In Millions	Ethylene & co-products	Derivatives
For the three months ended September 30, 2005:
Sales and other operating revenues:
Customers	$1,908	$959	$—	$2,867
Transfers	531	—	(531)	—

Total sales and other operating revenues	2,439	959	(531)	2,867
Operating income (loss)	45	(14)	—	31

For the three months ended September 30, 2004:
Sales and other operating revenues:
Customers	$1,601	$838	$—	$2,439
Transfers	505	—	(505)	—

Total sales and other operating revenues	2,106	838	(505)	2,439
Operating income	96	33	—	129

For the nine months ended September 30, 2005:
Sales and other operating revenues:
Customers	$5,660	$2,768	$—	$8,428
Transfers	1,623	—	(1,623)	—

Total sales and other operating revenues	7,283	2,768	(1,623)	8,428
Operating income	478	139	—	617

For the nine months ended September 30, 2004:
Sales and other operating revenues:
Customers	$4,189	$2,311	$—	$6,500
Transfers	1,437	—	(1,437)	—

Total sales and other operating revenues	5,626	2,311	(1,437)	6,500
Operating income	278	11	—	289

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the information contained in the Consolidated Financial Statements of Equistar Chemicals, LP (“Equistar”) and the notes thereto.

In addition to comparisons of current operating results with the same period in the prior year, Equistar has included, as additional disclosure, certain “trailing quarter” comparisons of third quarter 2005 operating results to second quarter 2005 operating results. Equistar’s businesses are highly cyclical, in addition to experiencing some less significant seasonal effects. Trailing quarter comparisons may offer important insight into the current business direction of Equistar.

References to industry benchmark prices or costs, including the weighted average cost of ethylene production, are generally to industry prices and costs reported by Chemical Marketing Associates, Incorporated (“CMAI”), except that crude oil and natural gas benchmark price references are to industry prices reported by Platts, a reporting service of The McGraw-Hill Companies.

Overview

General—Equistar manufactures and markets ethylene and its co-products, primarily ethylene, propylene, butadiene and aromatics, which include benzene and toluene. Equistar also manufactures and markets derivatives, primarily polyethylene, including high density polyethylene (“HDPE”), low density polyethylene (“LDPE”) and linear-low density polyethylene (“LLDPE”), ethylene glycol, ethylene oxide and its derivatives, and ethanol. Equistar also manufactures fuels, such as methyl tertiary butyl ether (“MTBE”) and alkylate. As a result of the acquisition of Millennium Chemicals Inc. (“Millennium”) by Lyondell Chemical Company (“Lyondell”) on November 30, 2004, Equistar became a wholly owned subsidiary of Lyondell.

The chemical industry experienced improved profitability in the first nine months of 2005 compared to the same period in 2004. However, a rapid escalation in crude oil and natural gas prices in the third quarter 2005 resulted in significantly higher raw material and energy costs, putting pressure on product margins. Tight gasoline markets in the third quarter and first nine months of 2005 resulted in higher sales prices and margins for fuel-related products, compared to the already high levels experienced during the same 2004 periods. U.S. ethylene industry demand decreased an estimated 9% in the third quarter and 3% in the first nine months of 2005 compared to the same periods in 2004.

The U.S. Gulf Coast hurricanes, Katrina and Rita, negatively affected crude oil and natural gas supplies, as well as supplies of other raw materials, contributing to the increases in raw material prices during the third quarter 2005. In addition, hurricane-related disruption of rail and pipeline traffic in the Gulf Coast area negatively affected shipments of raw materials and product. Supply/demand balances and prices were affected beginning in September 2005 as most Gulf Coast producers of ethylene suspended operations in preparation for the hurricanes, with some sustaining major damage as a result of the hurricanes. Equistar’s Gulf Coast plants experienced only minor hurricane damage; however, Equistar suspended plant operations in preparation for Hurricane Rita, resulting in lost production and higher costs during the third quarter 2005. These higher costs included $15 million of charges related to participation in an industry insurance consortium.

Equistar’s overall product margins in the third quarter 2005 were comparable to the third quarter 2004 as higher average sales prices offset higher raw material and energy costs. Third quarter 2005 operating results were negatively affected by lost production and higher costs related to the Gulf Coast hurricanes. For the first nine months of 2005, Equistar’s average product margins were higher compared to the same period in 2004, principally on the strength of product margins in the first quarter 2005.

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

	Average Benchmark Price
	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Crude oil – dollars per barrel	63.07	43.87	55.25	39.12
Natural gas – dollars per million BTUs	8.00	5.68	6.85	5.62
Weighted average cost of ethylene production – cents per pound	33.46	24.58	27.49	22.50
Ethylene – cents per pound	41.17	32.83	40.33	31.94
Propylene – cents per pound	35.50	30.83	38.39	29.67

Raw material and energy costs in the third quarter and first nine months of 2005 were higher compared to the same periods in 2004 with significant escalation of crude oil and natural gas prices occurring in the third quarter 2005.

RESULTS OF OPERATIONS

Revenues—Equistar’s revenues of $2,867 million in the third quarter 2005 increased 18% compared to revenues of $2,439 million in the third quarter 2004, while revenues of $8,428 million in the first nine months of 2005 increased 30% compared to revenues of $6,500 million in the first nine months of 2004. The increases in the 2005 periods reflected higher average sales prices, particularly for fuel-related products in the third quarter 2005, partially offset by lower sales volumes. As noted in the table below, benchmark sales prices for ethylene and HDPE averaged significantly higher in the third quarter 2005 and first nine months of 2005 compared to the same periods in 2004, while benzene averaged significantly higher in the first nine months of 2005 compared to the corresponding period in 2004.

	Average Benchmark Price
	For the three months ended September 30,			For the nine months ended September 30,
	2005	2004	Percent Change	2005	2004	Percent Change
Ethylene – cents per pound	41.17	32.83	25%	40.33	31.94	26%
Benzene – cents per gallon	282.50	362.33	(22)%	301.72	264.39	14%
HDPE – cents per pound	68.50	60.17	14%	69.17	55.94	24%

Ethylene and derivative sales volumes were 6% lower in the third quarter 2005 compared to the third quarter 2004 and 3% lower in the first nine months of 2005 compared to the first nine months of 2004. Sales volumes were affected by hurricane-related disruptions in the third quarter 2005 and lower ethylene demand, especially in the third quarter 2005 compared to the third quarter 2004.

Cost of Sales—Equistar’s cost of sales of $2,776 million in the third quarter 2005 increased 23% compared to $2,255 million in the third quarter 2004, while cost of sales in the first nine months of 2005 increased 26% to $7,640 million from $6,063 million in the first nine months of 2004. The increases reflect the effects of significantly higher raw material costs, resulting from the escalation of crude oil and natural gas prices. The cost of raw materials was affected by crude oil prices that averaged 44% higher in the third quarter 2005 and 41% higher in the first nine months of 2005, using benchmark prices, compared to the third quarter and first nine months of 2004. Benchmark natural gas prices averaged 41% higher in the third quarter 2005 and 22% higher in the first nine months of 2005 compared to the same periods in 2004.

Operating Income—Equistar had operating income of $31 million in the third quarter 2005 compared to $129 million in the third quarter 2004. The decrease was primarily due to lost production and higher costs related to the U.S. Gulf Coast hurricanes. Hurricane-related costs included $15 million of insurance-related charges. Product margins in the third quarter 2005 were comparable to the third quarter 2004 as higher average sales prices offset raw material and energy cost increases. Operating income was $617 million in the first nine months of 2005 compared to $289 million in the first nine months of 2004. The $328 million improvement was primarily the result of higher average product margins, principally in the first quarter 2005.

Net Income (Loss)—Equistar had a net loss of $28 million in the third quarter 2005 compared to net income of $72 million in the third quarter 2004. The decrease was primarily due to the decrease in operating income in the third quarter 2005 compared to the third quarter 2004. Equistar had net income of $446 million in the first nine months of 2005 compared to $120 million in the first nine months of 2004. The improvement was primarily due to the increase in operating income in first nine months of 2005 compared to the same period in 2004. Equistar’s results for both 2005 periods were negatively impacted as hurricane preparations during the third quarter 2005 and subsequent restarts resulted in lost production and higher costs.

Third Quarter 2005 versus Second Quarter 2005

Equistar had a net loss of $28 million in the third quarter 2005 and net income of $142 million in the second quarter 2005. The $170 million decrease in profitability was the result of lower product margins due to higher heavy liquids and NGL raw material costs attributable to crude oil and natural gas prices, partially offset by higher average sales prices, particularly for fuel-related co-products, in the third quarter 2005 compared to the second quarter 2005. Benchmark natural gas prices averaged 22% higher in the third quarter 2005 than in the second quarter 2005, while benchmark crude oil prices averaged 19% higher. Third quarter 2005 sales volumes for ethylene and derivatives were comparable to the second quarter 2005.

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

The following tables reflect summarized financial information for the two products groups and selected sales data, including sales of ethylene and co-products used as derivative raw materials.

	For the three months ended September 30,		For the nine months ended September 30,
Millions of dollars	2005	2004	2005	2004
Sales and other operating revenues:
Ethylene and co-products	$2,439	$2,106	$7,283	$5,626
Derivatives	959	838	2,768	2,311
Eliminations	(531)	(505)	(1,623)	(1,437)

Total	$2,867	$2,439	$8,428	$6,500

Operating income (loss):
Ethylene and co-products	$45	$96	$478	$278
Derivatives	(14)	33	139	11

Total	$31	$129	$617	$289

Volumes in millions
Selected ethylene and co-products:
Ethylene and co-products (pounds)	4,061	4,568	12,829	13,228
Aromatics (gallons)	100	99	309	272
Derivatives products (pounds)	1,848	1,932	5,298	5,721

Ethylene and co-products

Revenues—Revenues of $2,439 million in the third quarter 2005 increased 16% compared to $2,106 million in the third quarter 2004, while revenues of $7,283 million in the first nine months of 2005 increased 29% compared to $5,626 million in the first nine months of 2004. The increases in revenues during the 2005 periods reflected higher average sales prices, particularly for propylene and fuel-related products, partially offset by lower sales volumes. Sales volumes decreased 11% and 3%, respectively, in the third quarter 2005 and first nine months of 2005 compared to the same 2004 periods.

Operating Income—Operating income in the third quarter 2005 was $45 million compared to $96 million in the third quarter 2004. The decrease of $51 million was primarily due to lost production and higher costs related to the U.S. Gulf Coast hurricanes. Product margins were comparable as higher average sales prices offset raw material and energy costs. Operating income in the first nine months of 2005 was $478 million compared to operating income of $278 million in the first nine months of 2004. The increase of $200 million in the first nine months of 2005 was primarily the result of higher product margins, principally in the first quarter 2005.

Derivatives

Revenues—Revenues of $959 million in the third quarter 2005 increased 14% compared to revenues of $838 million in the third quarter 2004, while revenues of $2,768 million in the first nine months of 2005 increased 20% compared to revenues of $2,311 million in the first nine months of 2004. The increases reflected higher average sales prices, partially offset by lower sales volumes. Sales volumes in the third quarter 2005 were 4% lower compared to the third quarter 2004 as hurricane-related disruption of rail and other traffic negatively affected shipments of product. Sales volumes in the first nine months of 2005 were 7% lower than in the first nine months of 2004.

Operating Income (Loss)—The Derivatives product group had an operating loss of $14 million in the third quarter 2005 and operating income of $33 million in the third quarter 2004. The decrease of $47 million reflected lower product margins as higher average sales prices failed to offset higher raw material costs in the third quarter 2005 compared to the same period in 2004. Operating income of $139 million in the first nine months of 2005 compared to operating income of $11 million in the first nine months of 2004. The improvement of $128 million was primarily the result of higher product margins as sales prices increased more than raw material costs compared to the first nine months of 2004.

FINANCIAL CONDITION

Operating Activities—Operating activities provided cash of $662 million in the first nine months of 2005 and provided cash of $76 million in the first nine months of 2004. The $586 million change primarily reflected the improvement in the results of operations in the first nine months of 2005, and a net decrease in the main components of working capital – receivables, inventory and payables – in the first nine months of 2005. The main components of working capital, each of which is analyzed below, provided cash of $55 million in the first nine months of 2005 and used cash of $214 million in the first nine months of 2004.

Receivables increased, using cash of $191 million in the first nine months of 2005 and $205 million in the first nine months of 2004. However, the increase in the first nine months of 2005 primarily reflected a $200 million decrease in the amount of accounts receivable sold under Equistar’s accounts receivable sales facility. At September 30, 2005, there was no outstanding amount of accounts receivable sold under the facility. During the first nine months of 2004, the accounts receivable increase reflected increasing sales prices during the period, partly offset by an $18 million increase in the balance of accounts receivable sold to $120 million at September 30, 2004.

In consideration of discounts offered to certain customers for early payment for product, some receivable amounts were collected in September 2005 and 2004 that otherwise would have been expected to be collected in October of the respective years. This included collections of $55 million and $51 million in September 2005 and 2004, respectively, from Occidental Chemical Corporation, a subsidiary of Occidental Petroleum Corporation.

Inventories increased $94 million as lower production rates due to Hurricane Rita resulted in higher raw material inventory levels.

Accounts payable increased $340 million in the first nine months of 2005 compared to an $80 million increase in the first nine months of 2004. The 2005 increase primarily reflected the effect of higher crude oil and natural gas prices on raw material costs. Benchmark crude oil and natural gas prices increased $22 per barrel and $3.39 per million BTUs, respectively, in the first nine months of 2005 compared to an increase in crude oil prices of $14 per barrel in the first nine months of 2004, while natural gas prices increased $0.41 per million BTUs in the first nine months of 2004.

Investing Activities—Investing activities used cash of $100 million in the first nine months of 2005 and $28 million in the first nine months of 2004.

Equistar’s capital expenditures were $103 million in the first nine months of 2005 and $69 million in the first nine months of 2004. The higher level of expenditures in the first nine months of 2005 reflected increased spending for regulatory and environmental compliance projects.

Proceeds from asset sales were $3 million in the first nine months of 2005 and $41 million, primarily from sales of railcars, in the first nine months of 2004. In the second quarter 2004, Equistar sold certain railcars for $37 million and leased the railcars from the buyer under an operating lease agreement.

Financing Activities—Cash used by financing activities was $469 million in the first nine months of 2005 and $100 million in the first nine months 2004. Equistar made cash distributions of $475 million and $100 million to its owners during the first nine months of 2005 and 2004, respectively. In addition, Equistar repaid the remaining $1 million of medium-term loans during the first quarter 2005.

Liquidity and Capital Resources—At September 30, 2005, Equistar’s long-term debt, including current maturities, totaled $2.3 billion, or approximately 60% of its total capitalization. Current maturities included $150 million of 6.50% notes due in February 2006. Equistar had cash on hand of $132 million. In addition, the total amount available at September 30, 2005 under both the $250 million inventory-based revolving credit facility and the $450 million accounts receivable sales facility was approximately $634 million. The available amount gave effect to the “borrowing base,” a $50 million unused availability requirement, amounts sold under the accounts receivable sales facility (of which there were none at September 30, 2005) and $16 million of outstanding letters of credit under the revolving credit facility as of September 30, 2005. The “borrowing base” is determined using a formula applied to accounts receivable and inventory balances. The revolving credit facility requires that the unused available amounts under that facility and the $450 million accounts receivable sales facility equal or exceed $50 million, or $100 million, if the interest coverage ratio, as defined, is less than 2:1. There was no borrowing under the revolving credit facility at September 30, 2005.

Equistar amended the $250 million inventory-based revolving credit facility and the $450 million accounts receivable sales facility in November 2005, increasing the availability to $400 million and $600 million, respectively, and extending the maturities to November 2010.

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

Long-Term Debt—The inventory-based revolving credit facility and the indentures governing Equistar’s Senior Notes contain restrictive covenants. These restrictive covenants, as described in Item 7 of Equistar’s Annual Report on Form 10-K for the year ended December 31, 2004, have not changed in the nine months ended September 30, 2005. The credit facility does not require Equistar to maintain specified financial ratios. The breach of the covenants could permit the lenders or noteholders to declare any outstanding debt payable and could permit the lenders under Equistar’s credit facility to terminate future lending commitments. In addition, some of Equistar’s indentures require additional interest payments to the noteholders if Equistar makes distributions when Equistar does not meet a specified fixed charge coverage ratio. Equistar met this ratio and was in compliance with all covenants under these agreements as of September 30, 2005.

Off-Balance Sheet Arrangements—Equistar’s off-balance sheet arrangements are described in Item 7 of its Annual Report on Form 10-K for the year ended December 31, 2004. Equistar’s off-balance sheet arrangements did not change materially in the nine months ended September 30, 2005, except as noted below.

At September 30, 2005, there was no outstanding amount of accounts receivable sold under Equistar’s accounts receivable sales facility. The outstanding balance sold as of December 31, 2004 was $200 million. The facility accelerates availability to the business of cash from product sales that otherwise would have been collected over the normal billing and collection cycle. The availability of the accounts receivable sales facility provides one element of Equistar’s ongoing sources of liquidity and capital resources. Upon termination of the facility, cash collections related to accounts receivable then in the pool would first be applied to the outstanding interest sold, but Equistar would in no event be required to repurchase such interest. See Note 5 to the Consolidated Financial Statements for additional information on accounts receivable.

As noted above, Equistar amended its accounts receivable sales facility in November 2005, increasing it to $600 million and extending the maturity to November 2010.

CURRENT BUSINESS OUTLOOK

Thus far in the fourth quarter 2005, sales prices for most of Equistar’s chemical products have increased rapidly in response to both increased costs and tight supply/demand balances. High natural gas costs and strong co-product markets favor Equistar’s crude oil-based raw material economics. Equistar’s major plants are operating at or near full capacity, and it is well positioned to respond to post-hurricane supply/demand tightness. The pressures and uncertainties caused by extremely high and volatile raw material costs continue to be a concern, but are somewhat mitigated by Equistar’s greater reliance on crude oil-based, rather than natural gas-based, raw materials.

ANTICIPATED ACCOUNTING CHANGES

Asset Retirement Obligations—In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 47, Accounting for Conditional Asset Retirement Obligations, which clarifies the term conditional asset retirement obligation as used in Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Conditional Asset Retirement Obligations, as an obligation that is conditional only as to timing or amount. FIN No. 47 is effective in the fourth quarter of 2005. Equistar is currently evaluating the impact of adopting this interpretation.

Employee Stock Options—In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. The primary focus of this Statement is accounting for transactions in which an entity obtains employee services in share-based payment transactions, such as by the granting of stock options. Equistar will be required to apply the provisions of SFAS No. 123 (revised 2004) in the first quarter 2006. Upon adoption, a provision of SFAS No. 123 (revised 2004) will require Equistar to use a non-substantive vesting period approach for share-based payment transactions that vest when an employee becomes retirement eligible. The effect will be to accelerate expense recognition compared to the nominal vesting period approach that Equistar currently uses. Assuming the non-substantive vesting period approach had been used, compensation expense related to share-based payments would have changed by less than $1 million for the three-month periods ended September 30, 2005 and 2004, and each of the nine-month periods ended September 30, 2005 and 2004. Equistar does not expect the impact of adopting SFAS No. 123 (revised 2004) to have a material effect on its financial statements.

Item 3. Disclosure of Market and Regulatory Risk

Equistar’s exposure to market and regulatory risks is described in Item 7a of its Annual Report on Form 10-K for the year ended December 31, 2004. Equistar’s exposure to market and regulatory risks has not changed materially in the nine months ended September 30, 2005.

Item 4. Controls and Procedures

Equistar performed an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer (principal executive officer) and Senior Vice President and Chief Financial Officer (principal financial officer), of the effectiveness of Equistar’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2005. Based upon that evaluation, the Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that Equistar’s disclosure controls and procedures are effective.

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

FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this report are “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements can be identified by words such as “estimate,” “believe,” “expect,” “anticipate,” “plan,” “budget” or other words that convey the uncertainty of future events or outcomes. Many of these forward-looking statements have been based on expectations and assumptions about future events that may prove to be inaccurate. While management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond Equistar’s control. Equistar’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to:

•	the availability, cost and price volatility of raw materials and utilities,

•	the supply/demand balances for Equistar’s products, and the related effects of industry production capacities and operating rates,

•	operating interruptions (including leaks, explosions, fires, weather-related incidents, mechanical failures, unscheduled downtime, supplier disruptions, labor difficulties, transportation interruptions, spills and releases and other environmental risks),

•	uncertainties associated with the U.S. and worldwide economies, including those due to political tensions in the Middle East and elsewhere,

•	current and potential governmental regulatory actions in the U.S. and in other countries,

•	terrorist acts and international political unrest,

•	legal and environmental proceedings,

•	the cyclical nature of the chemical industry,

•	competitive products and pricing pressures,

•	access to capital markets,

•	technological developments, and

•	Equistar’s ability to implement its business strategies.

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

Equistar Chemicals, LP

Dated: November 9, 2005	/s/ Charles L. Hall
Charles L. Hall
Vice President and Controller
(Duly Authorized and Principal Accounting Officer)