Form 10-K
period 2005-12-31
EQUISTAR CHEMICALS LP
filed 2006-03-15
CIK 1081158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 333-76473

EQUISTAR CHEMICALS, LP

(Exact name of Registrant as specified in its charter)

Delaware	76-0550481
(State or other jurisdiction of	(I.R.S. Employee Identification No.)
incorporation or organization)

1221 McKinney Street, Suite 700, Houston, Texas	77010
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 652-7200

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There is no established public trading market for the Registrant’s equity securities. As of June 30, 2005, the last business day of the Registrant’s most recently completed second fiscal quarter, all of the Registrant’s equity securities were held by affiliates.

The Registrant meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and, therefore, is filing this form with a reduced disclosure format.

PART I

Item 1. Business

EQUISTAR

Overview of the Business

Equistar Chemicals, LP (together with its consolidated subsidiaries, “Equistar”) is one of the world’s largest producers of basic chemicals, with total 2005 revenues of approximately $11.7 billion, and assets of approximately $5.3 billion as of December 31, 2005. It is North America’s second largest producer of ethylene, the world’s most widely used petrochemical. Equistar also is the third largest producer of polyethylene in North America.

Equistar operates in one reportable segment: ethylene, co-products and derivatives. Ethylene co-products primarily include propylene, butadiene and aromatics, which include benzene and toluene. Equistar’s derivatives primarily include polyethylene, ethylene oxide (“EO”), ethylene glycol (“EG”) and other EO derivatives, as well as ethanol and polypropylene. Equistar also produces fuels, such as methyl tertiary butyl ether (“MTBE”) and alkylate.

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

Additional Information Available

Equistar’s principal executive offices are located at 1221 McKinney Street, Suite 700, Houston, Texas 77010. Its telephone number is (713) 652-7200 and its website address is www.lyondell.com. Equistar’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available free of charge through www.lyondell.com as soon as reasonably practicable after those reports are electronically filed with or furnished to the Securities and Exchange Commission.

In addition, Equistar has adopted a “code of ethics,” as defined in Item 406(b) of Regulation S-K. Equistar’s code of ethics, known as its Business Ethics and Conduct Policy, is part of the overall Lyondell Business Ethics and Conduct Policy. It applies to all members of Equistar’s Partnership Governance Committee and to all officers and employees of Equistar, including Equistar’s principal executive officer, principal financial officer, principal accounting officer and controller. A copy of the Business Ethics and Conduct Policy is available at www.lyondell.com free of charge. In addition, Equistar intends to satisfy the disclosure requirements of Item 5.05 of Form 8-K regarding any amendment to, or waiver from, a provision of the Business Ethics and Conduct Policy that applies to Equistar’s principal executive officer, principal financial officer, principal accounting officer or controller and relates to any element of the definition of code of ethics set forth in Item 406(b) of Regulation S-K by posting such information at www.lyondell.com.

Information contained on Equistar’s website (www.lyondell.com) or any other website is not incorporated into this Annual Report and does not constitute a part of this Annual Report.

BUSINESS OPERATIONS

Overview

Equistar can produce ethylene, co-products and derivatives at sixteen facilities located in six states in the U.S. Ethylene co-products primarily include propylene, butadiene and aromatics, which include benzene and toluene. Derivatives primarily include polyethylene, EO, EG and other EO derivatives, as well as ethanol and polypropylene. Equistar also produces fuels, such as MTBE and alkylate. Ethylene, co-products and derivatives are fundamental to many segments of the economy, including the production of consumer products, packaging, housing and automotive components and other durable and nondurable goods.

Ethylene is the most significant petrochemical in terms of worldwide production volume and is the key building block for polyethylene and a large number of other chemicals, plastics and synthetics. Equistar can produce ethylene at seven sites located in four states. The Chocolate Bayou, Corpus Christi and Channelview, Texas plants predominantly use heavy liquids to produce ethylene. These heavy liquids include crude oil-based naphtha and gas oil, as well as condensate, a very light crude oil resulting from natural gas production (collectively referred to as “heavy liquids”). The use of heavy liquid raw materials results in the production of a significant amount of co-products such as propylene, butadiene, benzene and toluene. The Morris, Illinois; Clinton, Iowa; Lake Charles, Louisiana; and La Porte, Texas plants are designed to consume primarily natural gas liquids, including ethane, propane and butane (collectively “NGLs”), to produce ethylene with some co-products such as propylene. The Corpus Christi and Channelview plants also may consume NGLs to produce ethylene, depending upon the relative economic advantage of the alternative raw materials. The Lake Charles, Louisiana ethylene and co-products facility has been idled since the first quarter 2001, pending sustained improvement in market conditions. Sales of ethylene accounted for approximately 13% of Equistar’s total revenues in 2005, 12% in 2004 and 13% in 2003.

Ethylene co-products are manufactured by Equistar primarily at four facilities in Texas. The Morris, Illinois; Clinton, Iowa; and Lake Charles, Louisiana facilities also can produce propylene. Sales of propylene, which is used to produce polypropylene, acrylonitrile and propylene oxide, accounted for approximately 18% of Equistar’s total revenues in 2005, 18% in 2004 and 16% in 2003. Benzene is used to produce styrene, phenol and cyclohexane, which are used in the production of nylon, plastics, synthetic rubber and polystyrene. Sales of benzene accounted for less than 10% of Equistar’s total revenues in 2005, approximately 10% in 2004 and less than 10% in 2003.

Polyethylene is manufactured by Equistar using a variety of technologies at five facilities in Texas and at the Morris, Illinois and Clinton, Iowa facilities. Polyethylene is used in a variety of consumer and industrial products, including packaging film, trash bags, automotive parts, plastic bottles and caps and compounds for wire and cable insulation. The Morris and Clinton facilities enjoy a freight cost advantage over Gulf Coast facilities in delivering products to customers in the U.S. Midwest. Polyethylene includes high density polyethylene (“HDPE”), low density polyethylene (“LDPE”) and linear low density polyethylene (“LLDPE”). HDPE accounted for approximately 12% of Equistar’s total revenues in 2005, 14% in 2004 and 15% in 2003, and polyethylene (HDPE, LDPE and LLDPE collectively) accounted for approximately 21% of Equistar’s total revenues in 2005, 26% in 2004 and 28% in 2003.

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

Equistar also produces performance polymer products, which include enhanced grades of polyethylene and polypropylene. Wire and cable insulating resins and compounds are performance polymers used to insulate copper and fiber optic wiring in power, telecommunication, computer and automobile applications. Many of Equistar’s polyethylene facilities can produce wire and cable insulating resins, some of which can be compounded with additive materials at the facility in Fairport Harbor, Ohio. Equistar believes that, over a business cycle, average selling prices and profit margins for performance polymers tend to be higher than average selling prices and profit margins for higher-volume commodity polyethylenes.

The following table outlines Equistar’s primary products, annual processing capacity as of December 31, 2005, and the primary uses for such products. Unless otherwise specified, annual processing capacity was calculated by estimating the average number of days in a typical year that a production unit of a plant is expected to operate, after allowing for downtime for regular maintenance, and multiplying that number by an amount equal to the unit’s optimal daily output based on the design raw material mix. Because the processing capacity of a production unit is an estimated amount, actual production volumes may be more or less than the capacities set forth below. Capacities shown include 100% of the capacity of joint venture facilities.

Product	Annual Capacity	Primary Uses
ETHYLENE AND CO-PRODUCTS:

Ethylene	11.6 billion pounds (a)	Ethylene is used as a raw material to manufacture polyethylene, EO, ethanol, ethylene dichloride, styrene and vinyl acetate monomer.

Propylene	5 billion pounds (a)(b)	Propylene is used to produce polypropylene, acrylonitrile and propylene oxide.

Butadiene	1.2 billion pounds	Butadiene is used to manufacture styrene-butadiene rubber and polybutadiene rubber, which are used in the manufacture of tires, hoses, gaskets and other rubber products. Butadiene is also used in the production of paints, adhesives, nylon clothing, carpets, paper coatings and engineered plastics.

MTBE	284 million gallons (18,500 barrels/day) (c)	MTBE is a gasoline component used for reducing emissions in reformulated gasolines and enhancing octane value.

Benzene	310 million gallons	Benzene is used to produce styrene, phenol and cyclohexane. These products are used in the production of nylon, plastics, synthetic rubber and polystyrene. Polystyrene is used in insulation, packaging and drink cups.

Toluene	66 million gallons	Toluene is used as an octane enhancer in gasoline, as a chemical raw material for benzene and/or paraxylene production, and a core ingredient in toluene diisocyanate, a compound used in urethane production.

Alkylate	337 million gallons (d)	Alkylate is a premium gasoline blending component used by refiners to meet Clean Air Act standards for reformulated gasoline.

Product	Annual Capacity	Primary Uses
DERIVATIVES:

High density polyethylene (HDPE)	3.2 billion pounds	HDPE is used to manufacture grocery, merchandise and trash bags; food containers for items from frozen desserts to margarine; plastic caps and closures; liners for boxes of cereal and crackers; plastic drink cups and toys; dairy crates; bread trays; pails for items from paint to fresh fruits and vegetables; safety equipment such as hard hats; house wrap for insulation; bottles for household and industrial chemicals and motor oil; milk, water, and juice bottles; and large (rotomolded) tanks for storing liquids such as agricultural and lawn care chemicals.

Low density polyethylene (LDPE)	1.4 billion pounds	LDPE is used to manufacture food packaging films; plastic bottles for packaging food and personal care items; dry cleaning bags; ice bags; pallet shrink wrap; heavy-duty bags for mulch and potting soil; boil-in-bag bags; coatings on flexible packaging products; and coatings on paper board such as milk cartons. Ethylene vinyl acetate is a specialized form of LDPE used in foamed sheets, bag-in-box bags, vacuum cleaner hoses, medical tubing, clear sheet protectors and flexible binders.

Linear low density polyethylene (LLDPE)	1.2 billion pounds	LLDPE is used to manufacture garbage and lawn-leaf bags; industrial can liners; housewares; lids for coffee cans and margarine tubs, dishpans, home plastic storage containers, kitchen trash containers; large (rotomolded) toys like outdoor gym sets; drip irrigation tubing; wire and cable insulating resins and compounds used to insulate copper and fiber optic wiring, and film; shrink wrap for multi-packaging canned food, bag-in-box bags, produce bags, and pallet stretch wrap.

Ethylene Oxide (EO)	1.5 billion pounds EO equivalents; 400 million pounds as pure EO (e)	EO is used to produce surfactants, industrial cleaners, cosmetics, emulsifiers, paint, heat transfer fluids and ethylene glycol.

Ethylene Glycol (EG)	1.4 billion pounds (e)	EG is used to produce polyester fibers and film, polyethylene terephthalate (“PET”) resin, heat transfer fluids and automobile antifreeze.

Other Ethylene Oxide Derivatives	225 million pounds	EO derivatives include ethylene glycol ethers and ethanolamines, and are used to produce paint and coatings, polishes, solvents and chemical intermediates.

Ethanol	50 million gallons	Ethanol is used in the production of solvents as well as household, medicinal and personal care products.

Polypropylene	280 million pounds	Polypropylene is used to manufacture fibers for carpets, rugs and upholstery; housewares; automotive battery cases; automotive fascia, running boards and bumpers; grid-type flooring for sports facilities; fishing tackle boxes; and bottle caps and closures.

(a)	Includes 850 million pounds/year of ethylene capacity and 200 million pounds/year of propylene capacity at the Lake Charles, Louisiana ethylene and co-products facility. The Lake Charles facility has been idled since the first quarter 2001, pending sustained improvement in market conditions.

(b)	Does not include refinery-grade material or production from the product flexibility unit at the Channelview facility, which can convert ethylene and other light petrochemicals into propylene. This facility has an annual processing capacity of an additional one billion pounds/year of propylene.
(c)	Includes up to 44 million gallons/year of capacity produced for and returned to LYONDELL-CITGO Refining LP (a joint venture owned 58.75% by Lyondell (“LCR”)).
(d)	Includes up to 172 million gallons/year of capacity produced for and returned to LCR.
(e)	Includes 700 million pounds/year of EO equivalents capacity and 800 million pounds/year of EG capacity at the Beaumont, Texas facility, which represents 100% of the EO equivalents capacity and EG capacity, respectively, at the facility. The Beaumont, Texas facility is owned by PD Glycol, a partnership owned 50% by Equistar and 50% by DuPont.

Raw Materials

Ethylene and Co-Products—Raw material cost is the largest component of the total cost for the production of ethylene and co-products. The primary raw materials used are heavy liquids and NGLs. The flexibility to consume a wide range of raw materials, including heavy liquids, has historically provided plants with that flexibility with an advantage over plants that are restricted in their raw material processing capability to NGLs such as ethane and propane, assuming the co-products were recovered and sold. Facilities using heavy liquids historically have generated, on average, approximately four cents of additional variable margin per pound of ethylene produced compared to facilities restricted to using ethane. This margin advantage is based on an average of historical data over a period of years and is subject to short-term fluctuations, which can be significant. For example, the advantage during first quarter 2004 was slightly above the historical average. However, in the fourth quarter 2005, the variable cost to produce ethylene from ethane rose to record high levels due to the impact of multiple hurricanes, which resulted in the best quarterly and annual heavy liquids average advantage in twenty years. Equistar has the capability to realize this margin advantage due to its ability to process heavy liquids at the Channelview, Corpus Christi and Chocolate Bayou ethylene and co-products facilities.

The Channelview facility is particularly flexible because it can range from processing all heavy liquids to processing a majority of NGLs. The Corpus Christi plant can range from processing predominantly heavy liquids to processing significant levels of NGLs. The Chocolate Bayou facility processes 100% heavy liquids. The La Porte facility processes mainly lighter NGLs, but can process some butane, natural gasoline and light naphtha. The three other ethylene and co-products facilities process only NGLs.

As described above, management believes that this raw material flexibility is a key advantage in the production of ethylene and co-products. As a result, Equistar’s heavy liquids requirements are purchased via a mix of contractual and spot arrangements from a variety of domestic and international sources. Spot market purchases are made in order to maintain raw material flexibility and to take advantage of raw material pricing opportunities. A large portion of Equistar’s NGLs requirements are purchased via contractual arrangements from a variety of sources, but NGLs also are purchased on the spot market. Equistar also obtains a portion of its heavy liquids requirements from LCR at market-related prices. Heavy liquids generally are delivered by ship or barge, and NGLs generally are delivered via pipeline.

Equistar purchases all of its methanol requirements for ethylene and co-products from Lyondell at market-based prices. Also, Equistar purchases large amounts of natural gas to be used as energy for consumption in its business via market-based contractual arrangements with a variety of sources.

The raw materials for ethylene and co-products are, in general, commodity heavy liquids and NGLs with numerous bulk suppliers and ready availability at competitive prices. Historically, raw material availability for ethylene and co-products has not been an issue. For additional discussion regarding the effects of raw material pricing and supply on recent operating results, see “Item 1A. Risk Factors—Risks Relating to the Businesses—Costs of raw materials and energy, as well as reliability of supply, may result in increased operating expenses and reduced results of operations” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Derivatives—The primary raw material for the derivatives products is ethylene. Equistar’s derivatives facilities generally can receive their ethylene directly from Equistar’s ethylene and co-products facilities via its pipeline system, pipelines owned by unrelated parties or on-site production. All of the ethylene used in Equistar’s polyethylene production is produced internally by Equistar’s ethylene and co-products facilities. However, the polyethylene plants at Chocolate Bayou, La Porte and Bayport, Texas are connected by pipeline to unrelated parties and could receive ethylene via exchanges or purchases. The polypropylene facility at Morris, Illinois receives propylene from Equistar’s ethylene and co-products facilities, as well as unrelated parties.

The raw materials for the derivatives products are, in general, commodity chemicals with numerous bulk suppliers and ready availability at competitive prices. Historically, raw material availability for derivatives products has not been an issue. For additional discussion regarding the effects of raw material pricing and supply on recent operating results, see “Item 1A. Risk Factors—Risks Relating to the Businesses—Costs of raw materials and energy, as well as reliability of supply, may result in increased operating expenses and reduced results of operations” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Marketing and Sales

Other than Lyondell, which accounted for approximately 10% of Equistar’s total revenues in 2005, no single customer accounted for 10% or more of Equistar’s total revenues in 2005.

Ethylene and Co-Products—Ethylene produced by Equistar generally is consumed internally as a raw material in the production of derivatives, or is shipped by pipeline to related and unrelated parties. For the year ended December 31, 2005, approximately 85% of Equistar’s ethylene, based on sales dollars, was used by Equistar’s derivatives facilities or sold to related parties at market-related prices. The sales to related parties during 2005 include significant ethylene sales to Occidental Chemical Corporation (a subsidiary of Occidental, which owns approximately 12% of Lyondell’s outstanding common stock) pursuant to a long-term ethylene supply agreement. See Note 4 to the Consolidated Financial Statements.

Equistar consumes propylene in the production of polypropylene and also sells propylene to Lyondell at market-related prices. Equistar’s propylene production that is not consumed internally or sold to related parties generally is sold under multi-year contracts. In addition, pursuant to a 15-year propylene supply arrangement entered into in 2003 with a subsidiary of Sunoco, Inc. (“Sunoco”), Equistar supplies 700 million pounds of propylene annually to Sunoco. Under the arrangement, a majority of the propylene is supplied under a cost-based formula and the balance is supplied on a market-related basis.

Equistar generally sells its butadiene under multi-year contracts. Equistar sells benzene to Lyondell and toluene to LCR at market-related prices. Most of Equistar’s benzene and toluene production that is not sold to related parties generally is sold under multi-year contracts. Equistar also sells benzene produced by LCR, which it purchases from LCR at market-related prices. Equistar serves as LCR’s sole agent to market toluene produced by LCR and receives a marketing fee for such services. Equistar produces alkylate for and returns alkylate to LCR for a processing fee, and also sells alkylate under annual and multi-year contracts.

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

MTBE produced at one of the two Channelview units is sold to Lyondell and LCR at market-related prices. MTBE is produced for LCR at the second Channelview unit for a processing fee. In addition, MTBE produced at the Chocolate Bayou plant is sold at market-related prices to Lyondell.

Most of the ethylene and propylene production of the Channelview, Chocolate Bayou, Corpus Christi, La Porte and Lake Charles facilities is shipped via a pipeline system which has connections to numerous Gulf Coast ethylene and propylene consumers. This pipeline system, some of which is owned and some of which is leased by Equistar, extends from Corpus Christi to Mont Belvieu to Port Arthur, Texas as well as around the Lake Charles, Louisiana area. In addition, exchange agreements with other ethylene and co-products producers allow access to customers who are not directly connected to Equistar’s pipeline system. Some ethylene is shipped by railcar from Clinton, Iowa to Morris, Illinois and also to customers. A pipeline owned and operated by an unrelated party is used to transport ethylene from Morris, Illinois to Tuscola, Illinois. Some propylene is shipped by ocean-going vessel. Butadiene, benzene, toluene and other products are distributed by pipeline, railcar, truck, barge or ocean-going vessel.

Derivatives—Polyethylene products primarily are sold to an extensive base of established customers. Approximately two-thirds of Equistar’s domestic polyethylene product volumes are sold to customers under annual or multi-year contracts. The remainder of the polyethylene volume generally is sold under customary terms and conditions without formal contracts. In either case, in most of the continuous supply relationships, prices are subject to change upon mutual agreement.

EO and EG typically are sold under multi-year contracts, with market-based pricing. Glycol ethers, ethanolamines and brake fluids are sold primarily into the solvent and distributor markets at market prices. Ethanol and ethers primarily are sold under contracts at market prices. EO is shipped by railcar, and its derivatives are shipped by railcar, truck, isotank or ocean-going vessel.

Other derivatives products are primarily distributed via railcar. The vast majority of the derivatives products are sold in North America, primarily through Equistar’s sales organization. Sales agents are generally engaged to market the derivatives products in the rest of the world.

Competition and Industry Conditions

The bases for competition in the ethylene, co-products and derivatives businesses are price, product quality, product delivery, reliability of supply, product performance and customer service. Industry consolidation has brought North American production capacity under the control of fewer, although larger, competitors.

Profitability is affected not only by supply and demand for ethylene, co-products and derivatives, but also by raw material costs and price competition among producers, which may intensify due to, among other things, the addition of new capacity. In general, demand is a function of economic growth in the United States and elsewhere in the world, which fluctuates. It is not possible to accurately predict the changes in raw material costs, market conditions, capacity utilization and other factors that will affect industry profitability in the future. In 2004, ethylene markets began a cyclical recovery from the downturn brought about by the prior three years of weak demand. The shutdown of two of a competitor’s U.S. Gulf Coast ethylene and co-products plants in 2003 and improving demand, driven by worldwide economic recovery, resulted in greatly improved industry operating rates in 2004 and 2005. However, in 2005, temporary hurricane-related shutdowns greatly impacted supply and demand during the last four months of 2005. Over the next five years, forecasts for the worldwide average annual ethylene capacity additions are projected at more than 5%, with more than half of these additions in the Middle East and Northeast Asia. The average worldwide demand growth is expected to lag this rate only by approximately 1%. In the U.S., minor capacity increases combined with sustained demand levels are projected to result in continued high average operating rates in the next few years. Capacity share figures for Equistar and its competitors, discussed below, are based on completed production facilities and, where appropriate, include the full capacity of joint venture facilities and certain long-term supply arrangements.

Equistar competes with other large domestic marketers and producers for sales of ethylene and co-products, including Chevron Phillips Chemical Company LP (“ChevronPhillips”), Enterprise Products Partners L.P., Exxon Mobil Corporation (“ExxonMobil”), Huntsman Corporation (“Huntsman”), Ineos and Shell Chemical Company. Equistar’s ethylene rated capacity at December 31, 2005 was approximately 11.6 billion pounds per year, or approximately 15% of total North American ethylene production capacity. Based on published rated production capacities, Equistar is the second largest producer of ethylene in North America. North American ethylene rated capacity at December 31, 2005 was approximately 77 billion pounds per year. Approximately 78% of the total ethylene production capacity in North America is located along the Gulf Coast.

Equistar competes with other large marketers and producers for sales of derivatives, including Celanese Corporation (“Celanese”), ChevronPhillips, The Dow Chemical Company (“Dow”), Eastman Chemical Company, ExxonMobil, Formosa Plastics Corporation, Huntsman, Ineos, NOVA Chemicals Corporation, TOTAL and Westlake Polymers. Based on published rated industry capacities, Equistar is the third largest producer of polyethylene in North America. The rated capacity of Equistar’s polyethylene units as of December 31, 2005 was approximately 5.8 billion pounds per year, or approximately 13% of total industry capacity in North America. There are many other North American producers of polyethylene, the most significant of which are ChevronPhillips, Dow and ExxonMobil.

ENVIRONMENTAL CAPITAL EXPENDITURES

Equistar (together with the industries in which it operates) is subject to extensive national, state and local environmental laws and regulations concerning, and is required to have permits and licenses regulating emissions to the air, discharges onto land or waters and the generation, handling, storage, transportation, treatment and disposal of waste materials. In some cases, compliance with environmental, health and safety laws and regulations can only be achieved by capital expenditures. In the years ended December 31, 2005, 2004 and 2003, Equistar spent approximately $62 million, $44 million and $38 million, respectively, for environmentally related capital expenditures at existing facilities. The increased capital expenditures related to air emission reductions and wastewater management. Equistar currently estimates that environmentally related capital expenditures at its facilities will be approximately $71 million for 2006 and $27 million for 2007, including estimated expenditures related to air emission reductions and wastewater management. For additional information regarding environmentally related capital expenditures, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters” and Note 15 to the Consolidated Financial Statements.

RESEARCH AND TECHNOLOGY; INTELLECTUAL PROPERTY

Equistar conducts research and development principally at technology centers in Cincinnati, Ohio and Chocolate Bayou, Texas. Equistar’s research and development expenditures were $33 million in 2005, $34 million in 2004 and $38 million in 2003.

Equistar maintains an extensive patent portfolio and continues to file new patent applications related to its businesses. As of December 31, 2005, Equistar owned approximately 240 United States patents and approximately 350 worldwide patents. Equistar owns globally registered and unregistered trademarks, including the Equistar logo. Equistar does not regard its business as being materially dependent upon any single patent, trademark or license.

EMPLOYEE RELATIONS

At December 31, 2005, Equistar employed approximately 3,195 full-time and part-time employees. Approximately 5% of Equistar’s employees are covered by collective bargaining agreements. In addition to its own employees, Equistar uses the services of Lyondell and Millennium employees pursuant to shared services and loaned employee arrangements and also uses the services of independent contractors in the routine conduct of its business. Equistar believes that its relations with its employees are good.

Item 1A. Risk Factors

There are many factors that may affect the businesses and results of operations of Equistar. For additional discussion regarding factors that may affect the businesses and operating results of Equistar, see “Item 1. Business,” “Item 3. Legal Proceedings,” “Forward-Looking Statements,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A. Disclosure of Market Risk.” If one or more of these risks actually occur, Equistar’s business, financial position or results of operations could be materially and adversely affected.

Risks Relating to the Businesses

Costs of raw materials and energy, as well as reliability of supply, may result in increased operating expenses and reduced results of operations.

Equistar purchases large amounts of raw materials and energy for its businesses. The cost of these raw materials and energy, in the aggregate, represents a substantial portion of its operating expenses. The costs of raw materials and energy used for Equistar’s products generally follow price trends of, and vary with the market conditions for, crude oil and natural gas, which may be highly volatile and cyclical. Raw material and energy costs increased during 2005 and remain at high levels. There have been in the past, and will likely be in the future, periods of time when Equistar is unable to pass raw material and energy cost increases on to customers quickly enough to avoid adverse impacts on its results of operations. Customer consolidation also has made it more difficult to pass along cost increases to customers. Equistar’s results of operations have been, and could be in the future, significantly affected by increases and volatility in these costs. Cost increases also may increase working capital needs, which could reduce Equistar’s liquidity and cash flow. In addition, when raw material and energy costs increase rapidly and are passed along to customers as product price increases, the credit risks associated with certain customers can be compounded. See “Equistar sells commodity products in highly competitive markets and faces significant price pressures” below.

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

Furthermore, across Equistar, there are a limited number of suppliers for some of its raw materials and utilities and, in some cases, the number of sources for and availability of raw materials is specific to the particular geographic region in which a facility is located. In addition, for some Equistar’s products, the facilities and/or distribution channels of raw material suppliers and Equistar form an integrated system. This is especially true in the U.S. Gulf Coast where the infrastructure of the petrochemical industry is tightly integrated such that a major disruption of supply of a given commodity can negatively affect numerous participants, including suppliers of other raw materials. If one or more of Equistar’s significant suppliers were unable to meet its obligations under present supply arrangements or supplies are otherwise disrupted, Equistar’s businesses could suffer reduced supplies or be forced to incur increased costs for their raw materials, which would have a direct negative impact on plant operations. For example, Hurricanes Katrina and Rita negatively affected crude oil and natural gas supplies, as well as supplies of some of Equistar’s other raw materials, contributing to increases in raw material prices during the second half of 2005 and, in some cases, disrupting production. In addition, hurricane-related disruption of rail and pipeline traffic in the U.S. Gulf Coast area negatively affected shipments of raw materials and product.

The cyclicality of the chemical industry may cause significant fluctuations in Equistar’s operating results.

Equistar’s historical operating results reflect the cyclical and volatile nature of the supply-demand balance in the chemical industry, and Equistar’s future operating results continue to be affected by this cyclicality and volatility. The chemical industry historically has experienced alternating periods of capacity shortages leading to tight supply, causing prices and profit margins to increase, followed by periods when substantial capacity is added, resulting in oversupply, declining capacity utilization rates and declining prices and profit margins. This cyclicality results in volatile profits and cash flow over the business cycles.

The chemical industry has entered a period characterized by tight supply in many product areas and increased demand as the global economy has improved over the past several years. As a result, the industry has seen a return to enhanced profitability, even in a world of volatile raw material and energy costs. However, the sustainability of these positive business conditions remains subject to uncertainty. The global economic and political environment continues to be uncertain, and negative changes could result in a decline in demand and place pressure on Equistar’s results of operations. In addition, new capacity additions by some participants in the industry, especially those in the Middle East and Asia that are expected to start up beginning in 2006 and through the latter part of the decade, could lead to another period of oversupply and poor profitability.

Equistar may reduce production at or idle a facility for an extended period of time or exit a business because of an oversupply of a particular product and/or a lack of demand for that particular product, or high raw material prices, which makes production uneconomical. Any decision to permanently close facilities or exit a business would result in impairment and other charges to earnings. Temporary outages sometimes last for several quarters or, in certain cases, longer, and could cause Equistar to incur costs, including the expenses of maintaining and restarting these facilities. It is possible that factors such as increases in raw material costs or lower demand in the future will cause Equistar to reduce operating rates, idle facilities or exit uncompetitive businesses.

External factors beyond Equistar’s control can cause fluctuations in demand for its products and in its prices and margins, which may result in lower operating results.

External factors beyond Equistar’s control can cause volatility in the price of raw materials and other operating costs, as well as significant fluctuations in demand for its products and can magnify the impact of economic cycles on its businesses. Examples of external factors include:

•	general economic conditions;

•	international events and circumstances;

•	competitor actions;

•	governmental regulation in the U.S. and abroad; and

•	severe weather and natural disasters.

Equistar believes that events in the Middle East have had a particularly adverse influence on its businesses in recent years and may continue to do so. In addition, a number of Equistar’s products are highly dependent on durable goods markets, such as the housing and automotive markets, which also are cyclical. Many of Equistar’s products are components of other chemical products that, in turn, are subject to the supply-demand balance of the chemical industry and general economic conditions. The global economy has improved, increasing demand for Equistar’s products and resulting in improved operating results as operations have approached full capacity for the majority of Equistar’s products. This has occurred even as the volatility and elevated level of prices for crude oil and natural gas have resulted in increased raw material costs. However, the impact of the factors cited above and others may once again cause a slowdown in the business cycle, reducing demand and lowering operating rates and, ultimately, reducing profitability.

Equistar sells commodity products in highly competitive markets and faces significant price pressures.

Equistar sells its products in highly competitive markets. Due to the commodity nature of many of its products, competition in these markets is based primarily on price and to a lesser extent on product performance, product quality, product deliverability, reliability of supply and customer service. As a result, Equistar generally is not able to protect its market position for these products by product differentiation and may not be able to pass on cost increases to its customers. Accordingly, increases in raw material and other costs may not necessarily correlate with changes in prices for these products, either in the direction of the price change or in magnitude. In addition, Equistar’s ability to increase product sales prices, and the timing of those increases, are affected by the supply-demand balances for its products, as well as the capacity utilization rates for those products. Timing differences in pricing between rising raw material costs, which may change daily, and contract product prices, which in many cases are negotiated only monthly or less often, sometimes with an additional lag in effective dates for increases, have reduced and may continue to reduce profitability. Further, volatility in costs and pricing can result in commercial disputes with customers and suppliers with respect to interpretations of complex contractual arrangements. Significant adverse resolution of any such disputes also could reduce profitability.

The raw materials that Equistar obtains from sources outside the U.S. are subject to exchange controls, political risks and other risks.

Equistar obtains a portion of its principal raw materials from sources outside the U.S., which are subject to risks such as transportation delays and interruptions, political and economic instability and disruptions, restrictions on the transfer of funds, the imposition of duties and tariffs, import and export controls, changes in governmental policies, labor unrest and current and changing regulatory environments. These events could increase the prices at which Equistar can obtain raw materials or disrupt the supply of raw materials, which could reduce Equistar’s operating results. Although Equistar has compliance programs and processes intended to ensure compliance with applicable customs, currency exchange control regulations, transfer pricing regulations or any other laws or regulations to which it may be subject, Equistar is subject to the risk that its compliance could be challenged.

Equistar’s operations and assets are subject to extensive environmental, health and safety and other laws and regulations, which could result in material costs or liabilities.

Equistar cannot predict with certainty the extent of future liabilities and costs under environmental, health and safety and other laws and regulations and whether liabilities and costs will be material. Equistar also may face liability for alleged personal injury or property damage due to exposure to chemicals or other hazardous substances at its facilities or chemicals that it manufactures, handles or owns. In addition, because Equistar’s chemical products are components of a variety of other end-use products, Equistar, along with other members of the chemical industry, is inherently subject to potential claims related to those end-use products. Although claims of the types described above have not historically had a material impact on Equistar’s operations, a substantial increase in the success of these types of claims could result in the expenditure of a significant amount of cash by Equistar to pay claims, and could reduce its operating results.

Equistar (together with the industries in which it operates) is subject to extensive national, state and local environmental laws and regulations concerning, and is required to have permits and licenses regulating, emissions to the air, discharges onto land or waters and the generation, handling, storage, transportation, treatment and disposal of waste materials. Many of these laws and regulations provide for substantial fines and potential criminal sanctions for violations. Some of these laws and regulations are subject to varying and conflicting interpretations. In addition, some of these laws and regulations require Equistar to meet specific financial responsibility requirements. Equistar cannot accurately predict future developments, such as increasingly strict environmental laws, and inspection and enforcement policies, as well as higher compliance costs, which might affect the handling, manufacture, use, emission or disposal of products, other materials or hazardous and non-hazardous waste. Some risk of environmental costs and liabilities is inherent in Equistar’s operations and products, as it is with other companies engaged in similar businesses, and there is no assurance that material costs and liabilities will not be incurred. In general, however, with respect to the costs and risks described above, Equistar does not expect that it will be affected differently than the rest of the chemical industry where its facilities are located.

Environmental laws may have a significant effect on the nature and scope of cleanup of contamination at current and former operating facilities, the costs of transportation and storage of raw materials and finished products and the costs of the storage and disposal of wastewater. Also, U.S. “Superfund” statutes may impose joint and several liability for the costs of remedial investigations and actions on the entities that generated waste, arranged for disposal of the wastes, transported to or selected the disposal sites and the past and present owners and operators of such sites. All such responsible parties (or any one of them, including Equistar) may be required to bear all of such costs regardless of fault, the legality of the original disposal or ownership of the disposal site.

Equistar has on-site solid-waste management units at several facilities. It is anticipated that corrective measures will be necessary to comply with federal and state requirements with respect to these facilities. Equistar also has liabilities under the Resource Conservation and Recovery Act and various state government regulations related to several current and former plant sites. Equistar also is responsible for a portion of the remediation of certain off-site waste disposal facilities. Equistar’s policy is to accrue remediation expenses when it is probable that such efforts will be required and the related expenses can be reasonably estimated. Estimated costs for future environmental compliance and remediation are necessarily imprecise due to such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of presently unknown remediation sites and the allocation of costs among the potentially responsible parties under applicable statutes. For further discussion regarding Equistar’s environmental matters and related accruals, and environmentally-related capital expenditures, see also “Item 1. Business—Environmental Capital Expenditures,” “Item 3. Legal Proceedings—Environmental Matters,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters” and Note 15 to the Consolidated Financial Statements. If actual expenditures exceed the amounts accrued, that could have an adverse effect on Equistar’s results of operations and financial position.

In addition to the matters described above, Equistar is subject to other material regulatory requirements, including those relating to the shipment or exportation of products. Although Equistar has compliance programs and other processes intended to ensure compliance with all such regulations, Equistar is subject to the risk that its compliance with such regulations could be challenged. Non-compliance with certain of these regulations could result in the incurrence of additional costs, penalties or assessments that could be significant.

Legislative and other actions may reduce Equistar’s MTBE sales and cause Equistar to produce less profitable alternative gasoline blending components instead.

In the U.S., the Clean Air Act Amendments of 1990 set minimum levels for oxygenates, such as MTBE, used in gasoline sold as reformulated fuel in areas not meeting specified air quality standards. However, the presence of MTBE in some water supplies in California and other states due to gasoline leaking from underground storage tanks and in surface water from recreational water craft led to public concern about the use of MTBE and resulted in the U.S. federal Energy Policy Act of 2005 and U.S. state governmental initiatives to reduce the use of MTBE.

The federal Energy Policy Act of 2005, which was enacted in the U.S. in August 2005, does not phase-down or ban the use of MTBE. However, the Act eliminates the oxygen standard for reformulated fuels, effective May 6, 2006, and also contains a renewable fuel standard that mandates the use of ethanol in gasoline. As a result of the elimination of the oxygen standard for reformulated fuels, companies may choose to no longer use MTBE or any other oxygenate. Various U.S. states have banned or are considering banning the use of MTBE. For example, California, Connecticut and New York banned MTBE, effective January 2004, and New Jersey banned MTBE, effective January 2009. In addition, beginning in 2003, several major oil companies substantially reduced or discontinued the use of MTBE in gasoline produced for California markets and several refiners have indicated their intent to completely discontinue the use of MTBE in the U.S. In addition to decisions by certain refiners and blenders to discontinue use of MTBE, some common carrier pipelines have announced that they will not carry reformulated gasoline containing MTBE beginning as early as March 2006. It is not clear whether these actions by pipelines are consistent with regulatory requirements and Lyondell, which owns Equistar, is contesting these actions by pipelines.

The combination of these actions is expected to negatively affect U.S. MTBE demand and, therefore, negatively impact Equistar’s revenues. Equistar’s North American MTBE business accounted for approximately $378 million of Equistar’s revenues in 2005. However, at this time, Equistar cannot predict the full impact that the U.S. federal legislation, state governmental initiatives and bans, and these commercial actions will have on MTBE margins or volumes longer term. Equistar intends to continue offering MTBE in the U.S., as well as outside of the U.S. However, should it become necessary or desirable to significantly reduce MTBE production as a result of state bans or commercial decisions by refiners, blenders and pipelines to discontinue use or transportation of MTBE, Equistar may make capital expenditures to add the flexibility to produce alternative gasoline blending components, such as iso-octane, iso-octene (also known as “di-isobutylene”) or ethyl tertiary butyl ether (“ETBE”), at its MTBE plant. Conversion and product decisions will be influenced by further regulatory and market developments. The profit contribution related to the non-ether alternative gasoline blending components is likely to be lower than that historically realized on MTBE. In addition, there likely will be higher distribution costs associated with exporting MTBE outside of the U.S., and the increased supply of MTBE may reduce profitability of MTBE in these export markets.

Operating problems in Equistar’s businesses may result in lower operating results.

The occurrence of material operating problems at facilities owned by Equistar, including, but not limited to, the events described below, may materially reduce the productivity and profitability of a particular manufacturing facility, or Equistar as a whole, during and after the period of such operational difficulties. Equistar’s operating results are dependent on the continued operation of its various production facilities and the ability to complete construction and maintenance projects on schedule.

Although Equistar takes precautions to enhance the safety of its operations and minimize the risk of disruptions, its operations, along with the operations of other members of the chemical industry, are subject to hazards inherent in chemical manufacturing and the related storage and transportation of raw materials, products and wastes. These potential hazards include:

•	pipeline leaks and ruptures;

•	explosions;

•	fires;

•	severe weather and natural disasters;

•	mechanical failure;

•	unscheduled downtimes;

•	supplier disruptions;

•	labor difficulties;

•	transportation interruptions;

•	remediation complications;

•	chemical spills;

•	discharges or releases of toxic or hazardous substances or gases;

•	storage tank leaks;

•	other environmental risks; and

•	terrorist acts.

Some of these hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment and environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties.

Furthermore, Equistar also will continue to be subject to present and future claims with respect to workplace exposure, workers’ compensation and other matters. Equistar maintains property, business interruption and casualty insurance that it believes are in accordance with customary industry practices, but it is not fully insured against all potential hazards incident to its businesses, including losses resulting from natural disasters, war risks or terrorist acts. Changes in insurance market conditions have caused, and may in the future cause, premiums and deductibles for certain insurance policies to increase substantially and, in some instances, for certain insurance to become unavailable or available only for reduced amounts of coverage. If Equistar were to incur a significant liability for which it was not fully insured, it might not be able to finance the amount of the uninsured liability on terms acceptable to it or at all, and might be obligated to divert a significant portion of its cash flow from normal business operations.

Conflicts of interest between Equistar and its owners could be resolved in a manner that may be perceived to be adverse to Equistar.

Lyondell owns 70.5% of Equistar, and Millennium owns the remaining 29.5% of Equistar. As a result of Lyondell’s November 30, 2004 acquisition of Millennium, Millennium and Equistar are wholly owned subsidiaries of Lyondell. All executive officers of Millennium and Equistar and all members of Equistar’s Partnership Governance Committee and Millennium’s Board of Directors also serve as officers of Lyondell. Conflicts of interest may arise between Lyondell, Equistar and/or Millennium when decisions arise that could have different implications for Lyondell, Equistar and/or Millennium. Their respective debt agreements generally require related party transactions to be on an arm’s-length basis; however, because Lyondell owns both Millennium and Equistar, conflicts of interest could be resolved in a manner that may be perceived to be adverse to Equistar.

Equistar depends to a significant degree on its owners for the administration of its business and has product supply arrangements with its owners and other related parties. If those parties do not fulfill their obligations under the arrangements, Equistar’s revenues, margins and cash flow could be adversely affected.

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

Equistar pursues acquisitions, dispositions and joint ventures, which may not yield the expected benefits.

Equistar may purchase or sell assets or enter into contractual arrangements or joint ventures in an effort to generate value. To the extent permitted under Equistar’s credit facility and other debt agreements, some of these transactions may be financed with additional borrowings by Equistar. Although these transactions may be expected to yield longer-term benefits if the expected efficiencies and synergies of the transactions are realized, they could reduce Equistar’s operating results in the short term because of the costs associated with such transactions or the benefits of a transaction may not be realized to the extent anticipated. Other transactions may advance future cash flows from some of Equistar’s businesses, thereby yielding increased short-term liquidity, but consequently resulting in lower cash flows from these operations over the longer term.

Risks Relating to Debt

Equistar’s consolidated balance sheet is highly leveraged and Equistar’s business and future prospects may be limited by its significant amount of debt and other financial obligations.

Equistar’s consolidated balance sheet is highly leveraged. Equistar’s total consolidated debt was approximately $2.3 billion at December 31, 2005. This debt represented approximately 60% of Equistar’s total capitalization. In addition, Equistar has contractual commitments and ongoing pension and post-retirement benefit obligations described in “Contractual and Other Obligations” under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” that will require cash contributions in 2006 and beyond.

Equistar’s level of debt and other obligations could have significant adverse consequences on its business and future prospects, including the following:

•	Equistar may not be able to obtain financing in the future for working capital, capital expenditures, acquisitions, debt service requirements or other purposes;

•	less leveraged competitors could have a competitive advantage because they have greater flexibility to utilize their cash flow to improve their operations; and

•	in the event of poor business conditions, Equistar may be less able to take advantage of significant business opportunities and to react to changes in market or industry conditions than its competitors.

See the “Liquidity and Capital Resources” section in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion regarding Equistar’s ability to pay or refinance its debt.

Equistar requires a significant amount of cash to service its indebtedness, and its ability to generate cash depends on many factors beyond its control.

Due to debt covenant limitations on transferring cash between the entities discussed below in this “Item 1A. Risk Factors,” the ability of Equistar to make payments on and to refinance its indebtedness may depend solely upon its individual ability to generate cash. Equistar is separately responsible for its outstanding debt (except that $300 million of Equistar’s debt is guaranteed by Lyondell). Equistar’s businesses may not generate sufficient cash flow from operations to meet its debt service obligations, future borrowings may not be available under current or future credit facilities in an amount sufficient to enable Equistar to pay its indebtedness at or before maturity, and Equistar may not be able to refinance its indebtedness on reasonable terms, if at all. Factors beyond Equistar’s control affect its ability to make these payments and refinancings. These factors include those discussed elsewhere in this “Item 1A. Risk Factors” section and those listed in the “Forward-Looking Statements” section of this Annual Report on Form 10-K.

Further, Equistar’s ability to fund capital expenditures and working capital depends on its ability to generate cash and depends on the availability of funds under lines of credit and other liquidity facilities. If, in the future, sufficient cash is not generated from Equistar’s operations to meet its debt service obligations and sufficient funds are not available under lines of credit or other liquidity facilities, Equistar may need to reduce or delay non-essential expenditures, such as capital expenditures and research and development efforts. In addition, Equistar may need to refinance debt, obtain additional financing or sell assets, which it may not be able to do on reasonable terms, if at all.

Debt and other agreements restrict Equistar’s ability to take certain actions; failure to comply with these requirements could result in acceleration of debt.

Equistar has an inventory-based revolving credit facility and an accounts receivable sales facility. Both of these facilities and Equistar’s indentures contain covenants that, subject to exceptions, restrict, among other things, lien incurrence, debt incurrence, sales of assets, investments, capital expenditures, certain other payments, affiliate transactions, restrictive agreements and mergers. Equistar’s credit facility does not require the maintenance of specified financial ratios as long as certain conditions are met. Some of Equistar’s indentures require additional interest payments to the note holders if Equistar makes distributions when Equistar’s Fixed Charge Coverage Ratio (as defined) is less than 1.75 to 1. Equistar met this ratio as of December 31, 2005.

A breach by Equistar of any of the covenants or other requirements in its debt instruments could (1) permit its note holders or lenders to declare the outstanding debt under the breached debt instrument due and payable, (2) permit its lenders under the credit facility to terminate future lending commitments and (3) permit acceleration of Equistar’s other debt instruments that contain cross-default or cross-acceleration provisions. The debt agreements of Equistar contain various event of default and cross-default provisions. In particular, certain of the debt agreements include event of default provisions that, under certain circumstances, may be triggered in connection with judgments against the relevant entity unless discharged, stayed or bonded within a specified time period. It is not likely that Equistar would have, or be able to obtain, sufficient funds to make these accelerated payments. In that event, Equistar’s lenders could proceed against any assets that secure their debt. Similarly, the breach by Equistar of covenants in its accounts receivable sales facility would permit the counterparties under the facility to terminate further purchases of interests in accounts receivable and to receive all collections from previously sold interests until they had collected on their interests in those receivables, thus reducing Equistar’s liquidity.

Debt covenants limit the ability of Lyondell and Millennium to contribute cash to Equistar and Equistar’s partnership agreement requires it to distribute cash.

Although Equistar and Millennium are wholly owned subsidiaries of Lyondell, debt covenants limit the ability of Lyondell and Millennium to contribute cash to Equistar. For example, Lyondell’s indentures contain a covenant that prohibits it from making investments in subsidiaries and joint ventures that are not restricted subsidiaries as defined in the indentures, subject to limited exceptions. Equistar currently is not a restricted subsidiary. Lyondell’s credit facility also contains a covenant that places limitations on its ability to make investments in joint ventures. Millennium’s flexibility to make investments in Equistar also is limited by its debt covenants. Future borrowings by Lyondell or Millennium also may contain restrictions on making investments in Equistar. As a result of these limitations, cash flow of Lyondell and Millennium may not be available to fund cash needs of Equistar, such as servicing debt or paying capital expenditures. The ability of Lyondell and Millennium to make investments in Equistar also is dependent upon their economic performance, which is dependent on a variety of factors, including factors described elsewhere in this “Item 1A. Risks Factors” section.

Conversely, under its partnership agreement, Equistar is required to distribute to its owners (Lyondell and Millennium), as soon as practicable following the end of each month, all of its surplus cash in excess of its estimated cash needs for its next 12 months. Under the partnership agreement, distributions other than of surplus cash may only be made upon approval of Equistar’s Partnership Governance Committee. Equistar’s credit facility and indentures do not contain any restrictions on Equistar’s ability to make distributions to its owners in accordance with its partnership agreement, except that the credit facility prohibits distributions during any default under the facility. However, some of Equistar’s indentures require additional interest payments to the note holders if Equistar makes distributions when Equistar does not meet a specified fixed charge coverage ratio. Equistar met this ratio as of December 31, 2005.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this report are “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements can be identified by words such as “estimate,” “believe,” “expect,” “anticipate,” “plan,” “budget” or other words that convey the uncertainty of future events or outcomes. Many of these forward-looking statements have been based on expectations and assumptions about future events that may prove to be inaccurate. While management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond Equistar’s control. Equistar’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to:

•	the availability, cost and price volatility of raw materials and utilities,

•	the supply/demand balances for Equistar’s products, and the related effects of industry production capacities and operating rates,

•	the cyclical nature of the chemical industry,

•	operating interruptions (including leaks, explosions, fires, weather-related incidents, mechanical failures, unscheduled downtimes, supplier disruptions, labor difficulties, transportation interruptions, spills and releases and other environmental risks),

•	uncertainties associated with the U.S. and worldwide economies, including those due to political tensions in the Middle East and elsewhere,

•	current and potential governmental regulatory actions in the U.S. and in other countries,

•	terrorist acts and international political unrest,

•	competitive products and pricing pressures,

•	legal and environmental proceedings,

•	access to capital markets,

•	technological developments, and

•	Equistar’s ability to implement its business strategies.

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

All forward-looking statements in this Form 10-K are qualified in their entirety by the cautionary statements contained in this section and elsewhere in this report. See “Item 1. Business,” “Item 1A. Risk Factors,” “Item 3. Legal Proceedings,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A. Disclosure of Market Risk” for additional information about factors that may affect the businesses and operating results of Equistar. These factors are not necessarily all of the important factors that could affect Equistar. Use caution and common sense when considering these forward-looking statements. Equistar does not intend to update these statements unless securities laws require it to do so.

In addition, this report contains summaries of contracts and other documents. These summaries may not contain all of the information that is important to an investor, and reference is made to the actual contract or document for a more complete understanding of the contract or document involved.

INDUSTRY AND OTHER INFORMATION

The data included or incorporated by reference in this report regarding the chemical industry, product capacity and ranking, including Equistar’s capacity positions, the capacity positions of its competitors for certain products and expected rates of demand, is based on independent industry publications, reports from government agencies or other published industry sources and estimates of Equistar. These estimates are based on information obtained from Equistar’s customers, distributors, suppliers, trade and business organizations and other contacts in the markets in which Equistar operates and Equistar’s managements’ knowledge and experience. These estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under “Item 1A. Risk Factors” and “Forward-Looking Statements.”

NON-GAAP FINANCIAL MEASURES

The body of generally accepted accounting principles is commonly referred to as “GAAP.” For this purpose, a non-GAAP financial measure is generally defined by the Securities and Exchange Commission as one that purports to measure historical or future financial performance, financial position or cash flows but excludes or includes amounts that would not be so adjusted in the most comparable U.S. GAAP measure. From time to time Equistar discloses so-called non-GAAP financial measures, primarily EBITDA, or earnings before interest, taxes, depreciation and amortization of long-lived assets. The non-GAAP financial measures described herein or in other documents issued by Equistar are not a substitute for the GAAP measures of earnings, for which management has responsibility.

Equistar sometimes uses EBITDA in its communications with investors, financial analysts and the public. This is because EBITDA is perceived as a useful and comparable measure of operating performance and the contributions of operations to liquidity. For example, interest expense is dependent on the capital structure and credit rating of a company. However, debt levels, credit ratings and, therefore, the impact of interest expense on earnings vary in significance between companies. Similarly, the tax positions of individual companies can vary. Equistar, as a partnership, is not subject to U.S. federal income taxes. Other companies may be subject to U.S. federal or state income taxes as well as income taxes in countries outside of the U.S., and will differ in their abilities to take advantage of tax benefits, with the result that their effective tax rates and tax expense can vary considerably. Finally, companies differ in the age and method of acquisition of productive assets, and thus the relative costs of those assets, as well as in the depreciation (straight-line, accelerated, units of production) method, which can result in considerable variability in depreciation and amortization expense between companies. Thus, for comparison purposes, management believes that EBITDA can be useful as an objective and comparable measure of operating profitability and the contribution of operations to liquidity because it excludes these elements of earnings that do not provide information about the current operations of existing assets. Accordingly, management believes that disclosure of EBITDA can provide useful information to investors, financial analysts and the public in their evaluation of companies’ operating performance and the contribution of operations to liquidity.

Equistar also sometimes reports adjusted net income (loss) or adjusted EBITDA, excluding specified items that are unusual in nature or are not comparable from period to period and that are included in GAAP measures of earnings. Management believes that excluding these items may help investors compare operating performance between two periods. Such adjusted data is always reported with an explanation of the items that are excluded.

Item 2. Properties

Principal Manufacturing Facilities

The principal manufacturing facilities used by Equistar are set forth below. The facilities are wholly owned, except as otherwise noted below.

Location	Principal Products
Bayport (Pasadena), Texas †	EO, EG and other EO Derivatives
Bayport (Pasadena), Texas (a)†	LDPE
Beaumont, Texas (b)†	EG
Channelview, Texas (c)†	Ethylene, Propylene, Butadiene, Benzene, Toluene, Alkylate and MTBE
Chocolate Bayou, Texas (d)(e)†	Ethylene, Propylene, Butadiene, Benzene, Toluene and MTBE
Chocolate Bayou, Texas (d)	HDPE
Clinton, Iowa †	Ethylene, Propylene, LDPE and HDPE
Corpus Christi, Texas †	Ethylene, Propylene, Butadiene and Benzene
Fairport Harbor, Ohio (f)	Performance polymers
Lake Charles, Louisiana (g)†	Ethylene and Propylene
La Porte, Texas †	Ethylene, Propylene, LDPE and LLDPE
Matagorda, Texas †	HDPE
Morris, Illinois †	Ethylene, Propylene, LDPE, LLDPE and Polypropylene
Newark, New Jersey	Denatured Alcohol
Tuscola, Illinois †	Ethanol
Victoria, Texas (e)†	HDPE

†	Facilities which received the OSHA Star Certification, which is the highest safety designation issued by the U.S. Department of Labor.

(a)	The facility is located on leased land. The facility is operated by an unrelated party.
(b)	The Beaumont facility is owned by PD Glycol, a partnership owned 50% by an unrelated party.
(c)	The Channelview facility has two ethylene processing units. An unrelated party owns an idled facility at the site on land leased from Equistar. Equistar also operates a styrene maleic anhydride unit and a polybutadiene unit, which are owned by an unrelated party and are located on property leased from Equistar within the Channelview facility.
(d)	Millennium and Occidental each contributed a facility located at the Chocolate Bayou site. These facilities are not on contiguous property.
(e)	The facility is located on leased land.
(f)	The building and land are leased.
(g)	The Lake Charles facility has been idled since the first quarter of 2001, pending sustained improvement in market conditions. The facility and land are leased from Occidental under a lease that expires in May 2006. If the Lake Charles lease terminates, Occidental will either (1) allow Lyondell or, at Lyondell’s election, Equistar to acquire, operate or receive the benefit of operating the Lake Charles facility, (2) pay Lyondell $75 million in cash or (3) transfer or pay to Lyondell 5.4 million shares of Lyondell common stock or the sale proceeds from 5.4 million shares of Lyondell common stock or a combination of both if the value is greater than $75 million. The parties are investigating alternatives related to the facility and land.

Other Locations and Properties

Equistar owns storage capacity for up to approximately 13 million barrels of NGLs, ethylene, propylene and other hydrocarbons in caverns within a salt dome in Mont Belvieu, Texas. There are an additional approximately three million barrels of ethylene and propylene storage with related brine facilities operated by Equistar on leased property in Markham, Texas.

Equistar uses an extensive pipeline system, some of which it owns and some of which it leases, extending from Corpus Christi to Mont Belvieu to Port Arthur and around the Lake Charles area. Equistar owns other pipelines in connection with its Chocolate Bayou, Corpus Christi, La Porte, Matagorda and Victoria facilities. Equistar uses a pipeline owned and operated by an unaffiliated party to transport ethylene from its Morris facility to its Tuscola facility. Equistar owns and leases several pipelines connecting the Channelview facility, the LCR refinery and the Mont Belvieu storage facility, which are used to transport raw materials, butylenes, hydrogen, butane, MTBE and unfinished gasolines. Equistar also has barge docking facilities and related terminal equipment for loading and unloading raw materials and products. Equistar owns or leases railcars for use in its businesses.

Lyondell provides office space to Equistar for its executive offices in downtown Houston, Texas as part of a shared services arrangement. In addition, Equistar owns facilities that house its research operations. Equistar also leases various sales facilities and storage facilities, primarily in the Gulf Coast area, for the handling of products.

Item 3. Legal Proceedings

Litigation Matters

Equistar is, from time to time, a defendant in lawsuits, some of which are not covered by insurance. Many of these suits make no specific claim for relief. Although final determination of legal liability and the resulting financial impact with respect to any such litigation cannot be ascertained with any degree of certainty, Equistar does not believe that any ultimate uninsured liability resulting from the legal proceedings in which it currently is involved (directly or indirectly) will individually, or in the aggregate, have a material adverse effect on its business or financial position. However, the adverse resolution in any reporting period of one or more of these suits could have a material impact on Equistar’s results of operations for that period, which may be mitigated by contribution or indemnification obligations of co-defendants or others, or by any insurance coverage that may be available.

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

Environmental Matters

From time to time Equistar receives notices or inquiries from federal, state or local governmental entities of alleged violations of environmental laws and regulations pertaining to, among other things, the disposal, emission and storage of chemical and petroleum substances, including hazardous wastes. Any such alleged violations may become the subject of enforcement actions, settlement negotiations or other legal proceedings and may (individually or in the aggregate) involve monetary sanctions of $100,000 or more (exclusive of interest and costs). For additional information regarding environmental matters, see “Item 1A. Risk Factors—Risks Relating to the Businesses—Equistar’s operations and assets are subject to extensive environmental, health and safety and other laws and regulations, which could result in material costs or liabilities” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters.”

In May 2003, the Texas Commission on Environmental Quality notified Equistar that it is seeking a civil penalty of $167,000 in connection with alleged exceedances of permitted emissions at certain cooling towers at Equistar’s Channelview plant. Equistar does not believe that the ultimate resolution of this matter will have a material adverse effect on the business, financial position, liquidity or results of operations of Equistar.

Indemnification

In connection with the formation of Equistar, Lyondell, Millennium and Occidental each agreed to provide certain indemnifications or guarantees thereof to Equistar with respect to the businesses they each contributed to Equistar. Lyondell, Millennium and Occidental remain liable under these indemnification or guarantee arrangements to the same extent as they were before Lyondell’s August 2002 acquisition of Occidental’s interest in Equistar and Lyondell’s November 2004 acquisition of Millennium.

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

Under its partnership agreement, Equistar is required to distribute to its owners (Lyondell and Millennium), as soon as practicable following the end of each month, all of its surplus cash in excess of its estimated cash needs for its next 12 months. Under the partnership agreement, distributions other than of surplus cash may only be made upon approval of Equistar’s Partnership Governance Committee. Equistar made the following distributions to its owners in 2004 and 2005:

Period	Distribution Amount
2004:
First Quarter	—
Second Quarter	—
Third Quarter	$100 million
Fourth Quarter	$215 million

2005:
First Quarter	—
Second Quarter	$475 million
Third Quarter	—
Fourth Quarter	$250 million

Equistar’s credit facility and indentures do not contain any restrictions on Equistar’s ability to make distributions to its owners in accordance with its partnership agreement, except that the credit facility prohibits distributions during any default under the facility. However, the indentures under which the 10 1/8% Senior Notes due 2008 and the 10 5/8% Notes due 2011 were issued require that Equistar pay additional interest, in the form of additional notes, if Equistar makes distributions when Equistar’s Fixed Charge Coverage Ratio (as defined) is less than 1.75 to 1. All distributions by Equistar to date have been made when that ratio requirement was satisfied and, accordingly, no additional interest was due.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with the Consolidated Financial Statements and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	For the Year Ended December 31,
Millions of dollars	2005	2004	2003	2002	2001
Results of Operations Data:
Sales and other operating revenues	$11,686	$9,316	$6,545	$5,537	$5,909
Net income (loss) (a)	748	276	(339)	(1,299)	(283)

Balance Sheet Data:
Total assets	5,320	5,074	5,028	5,052	6,338
Long-term debt	2,161	2,312	2,314	2,196	2,233

Cash Flow Data:
Cash provided (used) by—
Operating activities	1,047	215	164	55	230
Investing activities	(150)	(60)	(37)	(124)	(107)
Financing activities	(721)	(315)	45	(106)	61

(a)	The 2002 net loss includes a $1,053 million charge related to goodwill impairment.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with information contained in the Consolidated Financial Statements of Equistar Chemicals, LP, together with its consolidated subsidiaries (collectively, “Equistar”) and the notes thereto.

In addition to comparisons of annual operating results, Equistar has included, as additional disclosure, certain “trailing quarter” comparisons of fourth quarter 2005 operating results to third quarter 2005 operating results. Equistar’s businesses are highly cyclical, in addition to experiencing some less significant seasonal effects. Trailing quarter comparisons may offer important insight into the current business direction of Equistar.

References to industry benchmark prices or costs, including the weighted average cost of ethylene production, are generally to industry prices and costs reported by Chemical Marketing Associates, Incorporated (“CMAI”), except that crude oil and natural gas benchmark price references are to industry prices reported by Platts, a reporting service of The McGraw-Hill Companies.

OVERVIEW

General—Equistar manufactures and markets ethylene and its co-products, primarily propylene, butadiene and aromatics, which include benzene and toluene. Equistar also manufactures and markets ethylene derivatives, primarily polyethylene (including high density polyethylene (“HDPE”), low density polyethylene (“LDPE”) and linear-low density polyethylene (“LLDPE”)), ethylene glycol, ethylene oxide and its other derivatives, and ethanol. Equistar also manufactures and markets fuels, such as methyl tertiary butyl ether (“MTBE”) and alkylate, as well as polypropylene. As a result of the acquisition of Millennium Chemicals Inc. (“Millennium”) by Lyondell Chemical Company (“Lyondell”) on November 30, 2004, Equistar became a wholly owned subsidiary of Lyondell.

2005 Versus 2004—In 2005, the chemical industry experienced improved profitability compared to 2004, despite higher crude oil and natural gas prices that pushed up raw material costs for most of the year and the disruptive effects of two major U.S. Gulf Coast hurricanes. Tight gasoline markets in 2005 resulted in higher sales prices and margins for fuel-related products compared to the already high levels experienced in 2004. U.S. ethylene industry demand decreased an estimated 6% in 2005 compared to 2004, due primarily to the effects of the U.S. Gulf Coast hurricanes.

The U.S. Gulf Coast hurricanes, Katrina and Rita, negatively affected crude oil and natural gas supplies, as well as supplies of other raw materials, contributing to the increases in raw material prices in 2005. In addition, hurricane-related disruption of rail and pipeline traffic in the Gulf Coast area negatively affected shipments of raw materials and products. Supply/demand balances and prices were affected beginning in September 2005 as most Gulf Coast refiners and producers of chemicals suspended operations in preparation for the hurricanes, with some sustaining major damage as a result of the hurricanes. Equistar’s Gulf Coast plants experienced only minor hurricane damage; however, Equistar suspended plant operations in preparation for Hurricane Rita, resulting in lost production and higher costs during 2005. These higher costs included $20 million of charges for Equistar’s exposure to industry losses expected to be underwritten by industry insurance consortia and $19 million of costs incurred in conjunction with suspending and restoring operations. Equistar has not recognized, in 2005, any benefits of expected insurance reimbursements. See Note 3 to the Consolidated Financial Statements.

Equistar’s earnings in 2005 reflected higher average product margins compared to 2004, partly offset by the negative effects of hurricane-related costs and lower sales volumes.

2004 Versus 2003—During 2004, the chemical industry experienced broad-based improvement as a stronger global economy led to increased demand and tighter chemical industry supply/demand balances compared to 2003. In this improved business environment, the industry experienced higher sales volumes and generally higher product margins in 2004 compared to 2003.

Equistar was able to implement sales price increases for ethylene, ethylene derivatives and co-products, such as propylene, benzene and fuels that more than offset the effect of significantly higher raw material and energy costs during 2004 and 2003, resulting in higher 2004 average product margins compared to 2003. U.S. ethylene demand grew 11% in 2004 compared to 2003. In addition, a stronger domestic gasoline market in 2004 resulted in higher margins for fuel-related products compared to 2003.

Benchmark Indicators—Benchmark crude oil and natural gas prices generally have been indicators of the level and direction of movement of raw material and energy costs for Equistar. Ethylene and its co-products are produced from two major raw material groups:

•	crude oil-based liquids (“liquids” or “heavy liquids”), including naphthas, condensates, and gas oils, the prices of which are generally related to crude oil prices; and

•	natural gas liquids (“NGLs”), principally ethane and propane, the prices of which are generally affected by natural gas prices.

Equistar has the ability to shift its ratio of raw materials used in ethylene production to take advantage of the relative costs of liquids and NGLs.

The following table shows the average benchmark prices for crude oil and natural gas for the applicable three-year period, as well as benchmark sales prices for ethylene, propylene, benzene and HDPE, which Equistar produces and sells. The benchmark weighted average cost of ethylene production is based on CMAI’s estimated ratio of heavy liquid raw materials and NGLs used in U.S. ethylene production and is subject to revision.

	Average Benchmark Price for the Year and Percent Change Versus Prior Year Average
	2005	Percent Increase	2004	Percent Increase	2003
Crude oil—dollars per barrel	56.44	36%	41.42	33%	31.12
Natural gas—dollars per million BTUs	7.58	31%	5.78	10%	5.24
Weighted average cost of ethylene production—cents per pound	29.41	25%	23.55	15%	20.44
Ethylene—cents per pound	44.21	31%	33.75	18%	28.50
Propylene—cents per pound	40.75	28%	31.96	49%	21.42
Benzene—cents per gallon	289.88	1%	287.96	87%	154.00
HDPE—cents per pound	72.13	21%	59.58	20%	49.54

As indicated in the table above, benchmark crude oil prices and natural gas prices continued to increase from 2003 to 2005, resulting in successively higher average raw material and energy costs each year. Benchmark sales prices for ethylene and propylene increased in response to the higher raw material and energy costs in 2004 and 2005, as well as the improving market conditions.

RESULTS OF OPERATIONS

Equistar is a wholly owned subsidiary of Lyondell. Management evaluates the performance of the Equistar businesses and allocates resources based on the integrated economics of ethylene, co-products and derivatives. Accordingly, Equistar has one reportable segment, ethylene, co-products and derivatives (“EC&D”). As additional information, Equistar’s operating results are reviewed below in two product groups: ethylene and co-products; and derivatives. Ethylene co-products primarily include propylene, butadiene, fuels, which include MTBE and alkylates, and aromatics, which include benzene and toluene. Derivatives primarily include polyethylene, ethylene glycol, ethylene oxide and its other derivatives, and ethanol and polypropylene.

The operating results of Equistar, as a whole, are analyzed below, followed by a review of the product group results.

Revenues—Revenues of $11,686 million in 2005 increased 25% compared to revenues of $9,316 million in 2004. The increase in 2005 reflected higher average sales prices, partially offset by lower sales volumes. As noted in the table above, benchmark sales prices for ethylene, propylene and HDPE averaged significantly higher in 2005 compared to 2004, while benzene average sales prices in 2005 were comparable to 2004. Ethylene and derivative sales volumes were 5% lower in 2005 compared to 2004.

Revenues of $9,316 million in 2004 increased 42% compared to revenues of $6,545 million in 2003, reflecting higher average sales prices and volumes. Benchmark ethylene, propylene and HDPE sales prices averaged significantly higher in 2004 compared to 2003, while average benchmark benzene sales prices nearly doubled in 2004 compared to 2003. Ethylene and derivative sales volumes were 10% higher in 2004 compared to 2003.

Cost of Sales—Cost of sales of $10,487 million in 2005 increased 22% compared to $8,587 million in 2004. The increase reflects the effects of significantly higher raw material costs, resulting from the escalation of crude oil and natural gas prices. The costs of raw materials were affected by crude oil prices that averaged 36% higher in 2005, using benchmark prices, compared to 2004. Benchmark natural gas prices averaged 31% higher in 2005 compared to 2004.

Cost of sales of $8,587 million in 2004 increased 34% compared to $6,387 million in 2003 due to higher costs of raw materials and energy in 2004 compared to 2003. The benchmark price of crude oil averaged 33% higher in 2004 than in 2003, while benchmark natural gas prices averaged 10% higher.

SG&A Expenses— Selling, general and administrative (“SG&A”) expenses were $198 million in 2005, $205 million in 2004 and $191 million in 2003. The higher costs in 2005 and 2004 compared to 2003 were primarily due to incentive compensation cost increases reflecting the effect of Equistar’s improved performance.

Gain (Loss) on Asset Dispositions—Equistar had a gain of $4 million in 2004 and a loss of $27 million in 2003 from disposal of assets. The 2003 loss included a $12 million loss from the sale of Equistar’s polypropylene production facility in Pasadena, Texas and an $11 million charge for the write-off of a research and development (“R&D”) facility for ethylene derivatives.

Other Income (Expense), Net—Equistar had other expense, net of $2 million in 2005 and $34 million in 2003, and other income, net of $2 million in 2004. The 2003 net expense of $34 million included $37 million of refinancing costs.

Net Income—Equistar had net income of $748 million in 2005 compared to $276 million in 2004. The $472 million improvement was primarily the result of higher average product margins. The benefit of the higher 2005 average product margins was partly offset by the negative effects of hurricane-related costs and lower sales volumes. Hurricane-related costs included $20 million of charges, representing Equistar’s exposure to industry losses expected to be underwritten by industry insurance consortia and $19 million of costs incurred in conjunction with suspending and restarting operations.

Equistar’s net income was $276 million in 2004, compared to a net loss of $339 million in 2003. The $615 million improvement in 2004 was primarily due to higher product margins and higher sales volumes in 2004 due to improved supply/demand fundamentals compared to 2003. The higher sales prices more than offset the effect of significantly higher raw material and energy costs compared to 2003. In addition to higher sales prices for ethylene and derivatives, Equistar benefited from significantly higher prices for co-products such as propylene, benzene and fuels compared to 2003. The higher raw material and energy costs during 2004 reflected the effect of 33% higher average benchmark crude oil prices in 2004, as well as ongoing high natural gas prices compared to 2003. Also, ethylene and derivative sales volumes in 2004 were 10% higher compared to 2003. The net loss in 2003 included the $37 million of refinancing costs, the $12 million loss from the sale of the polypropylene production facility, the $11 million charge for the write-off of the R&D facility, as well as $6 million of employee severance costs.

Fourth Quarter 2005 versus Third Quarter 2005—Equistar had net income of $302 million in the fourth quarter 2005 compared to a $28 million loss in the third quarter 2005. The increase in profitability was primarily due to approximately $310 million of higher fourth quarter 2005 product margins, reflecting post-hurricane supply tightness, which resulted in sales price increases that exceeded increases in raw material and energy costs. Fourth quarter 2005 sales volumes for ethylene and derivatives were comparable to the third quarter 2005.

Product Group Analysis

The following analysis discusses Equistar’s operating results focusing on two product groups: ethylene and co-products; and derivatives. Ethylene co-products primarily include propylene, butadiene, fuels, which include MTBE and alkylates, and aromatics, which include benzene and toluene. Derivatives primarily include polyethylene, ethylene glycol, ethylene oxide and its other derivatives, and ethanol and polypropylene.

The following table sets forth Equistar’s sales and other operating revenues, operating income and selected product sales volumes.

	For the year ended December 31,
Millions of dollars	2005	2004	2003
Sales and other operating revenues:
Ethylene and co-products	$10,344	$8,136	$5,537
Derivatives	3,793	3,257	2,522
Product group eliminations	(2,451)	(2,077)	(1,514)

Total	$11,686	$9,316	$6,545

Operating income (loss):
Ethylene and co-products	$891	$476	$56
Derivatives	77	18	(154)

Total	$968	$494	$(98)

Volumes, in millions
Selected ethylene and co-products:
Ethylene and co-products (pounds)	17,293	17,935	16,054
Aromatics (gallons)	412	377	384
Derivatives products (pounds)	6,923	7,596	6,821

Ethylene and co-products

Revenues—Revenues of $10,344 million in 2005 increased 27% compared to $8,136 million in 2004. The increase in revenues reflected higher average sales prices, particularly for propylene and fuel-related products, partially offset by lower sales volumes. Sales volumes, including sales of ethylene and co-products included in derivatives, decreased 4% in 2005 compared to 2004. Benchmark ethylene prices averaged 31% higher and benchmark propylene sales prices averaged 28% higher in 2005 compared to 2004.

Revenues of $8,136 million in 2004 increased 47% compared to revenues of $5,537 million in 2003. The increase reflected higher average sales prices and volumes during 2004 compared to 2003. Benchmark ethylene sales prices were 18% higher in 2004 compared to 2003. Increases in sales prices of co-products were much more significant. Benchmark benzene sales prices averaged 87% higher and benchmark propylene sales prices averaged 49% higher in 2004 compared to 2003. Sales volumes, including sales of ethylene and co-products included in derivatives, were 12% higher in 2004 compared to 2003.

Operating Income—Operating income in 2005 for the ethylene and co-products product group was $891 million compared to $476 million in 2004. The increase of $415 million in 2005 was primarily due to higher product margins. The benefit of the higher 2005 average product margins was partly offset by the negative effects of hurricane-related costs and lower sales volumes.

Operating income of $476 million in 2004 increased $420 million compared to operating income of $56 million in 2003. The increase was primarily due to higher product margins and higher sales volumes in 2004 due to improved supply/demand fundamentals compared to 2003. The effect of sales price increases in response to higher raw material and energy costs were generally more favorable in 2004 than in 2003, resulting in higher average product margins in 2004. Additionally, sales volumes were lower in 2003 as a result of the scheduled turnarounds at the two major ethylene plants.

Derivatives

Revenues—Revenues of $3,793 million in 2005 increased 16% compared to $3,257 million in 2004. The increase reflected higher average sales prices, partially offset by lower sales volumes. Sales volumes of derivatives in 2005 were 9% lower than in 2004. The average benchmark price of HDPE increased 21% in 2005 compared to 2004.

Revenues of $3,257 million in 2004 increased 29% compared to $2,522 million in 2003. The increase was due to higher average sales prices and volumes in 2004 compared to 2003. The average sales price increases in 2004 reflected higher demand and higher raw material costs. Sales volumes were 11% higher in 2004 compared to 2003, reflecting the stronger demand.

Operating Income—Operating income for derivatives was $77 million in 2005 compared to $18 million in 2004. The improvement of $59 million in 2005 was primarily the result of higher product margins, partially offset by lower sales volumes. Sales prices increased more than raw material costs compared to 2004.

The operating income of $18 million in 2004 compared to an operating loss of $154 million in 2003. The improvement in 2004 was primarily the result of higher product margins, especially in the third and fourth quarters of 2004, and higher sales volumes compared to 2003. In addition, the operating loss in 2003 included the $11 million charge for the write-off of the R&D facility and the $12 million loss on the sale of the polypropylene production facility.

FINANCIAL CONDITION

Operating Activities—Operating activities provided cash of $1,047 million in 2005, $215 million in 2004 and $164 million in 2003. The $832 million increase in 2005 compared to 2004 reflected the earnings improvement in 2005 and a net decrease in the main components of working capital – accounts receivable, inventory and accounts payable – in 2005. The main components of working capital provided cash of $32 million in 2005 and used cash of $360 million in 2004.

The net decrease in the main components of working capital of $32 million in 2005 was due to a $197 million increase in accounts payable balances that was partly offset by a $96 million increase in accounts receivable and a $69 million increase in inventory balances. The $197 million increase in the accounts payable balance primarily reflected higher purchase prices for raw materials and energy, reflecting the effects of a 36% increase in crude oil prices and a 31% increase in natural gas prices, comparing December 31, 2005 and 2004. The $96 million increase in the accounts receivable balance primarily reflected higher average sales prices in 2005 compared to 2004. Inventories increased $69 million due primarily to a slowdown in Equistar’s sales late in 2005. As noted below under “Financing Activities,” in November 2005 Equistar amended the accounts receivable sales facility. The amount of receivables sold under this facility was $200 million at December 31, 2005 and December 31, 2004 and $102 million at December 31, 2003.

In consideration of discounts offered to certain customers for early payment for product, some receivable amounts were collected in December 2005, 2004 and 2003 that otherwise would have been expected to be collected in January of the following years. This included collections of $84 million, $66 million and $41 million in December 2005, 2004 and 2003, respectively, from Occidental Chemical Corporation, a subsidiary of Occidental Petroleum Corporation (together with its subsidiaries and affiliates, collectively “Occidental”).

Operating activities provided cash of $215 million in 2004 and $164 million in 2003. The 2004 increase compared to 2003 reflected the earnings improvement in 2004, and lower 2004 maintenance turnaround expenditures, largely offset by a significant increase in 2004 in the main components of working capital. In addition, the 2003 period included a receipt of $159 million as a partial prepayment for propylene to be delivered over a period of 15 years in connection with a long-term propylene supply arrangement entered into in March 2003.

Investing Activities—Investing activities used cash of $150 million, $60 million and $37 million in 2005, 2004 and 2003, respectively. The year-to-year changes were primarily due to increased capital expenditures in 2005 and higher proceeds from asset sales in 2004 and 2003.

Equistar’s capital expenditures were $153 million in 2005, $101 million in 2004 and $106 million in 2003. The expenditures in 2005 reflected increased spending for regulatory and environmental compliance projects. See “Environmental Matters” below.

Proceeds from asset sales were $3 million in 2005, $41 million in 2004 and $69 million in 2003. In 2004, the proceeds from asset sales included $37 million from railcar sale-leaseback transactions. The proceeds from asset sales in 2003 included $35 million from the sale of the polypropylene production facility and $34 million from railcar sale-leaseback transactions.

Financing Activities—Financing activities used cash of $721 million and $315 million in 2005 and 2004, respectively, and provided cash of $45 million in 2003. Equistar made cash distributions of $725 million to its owners in 2005 compared to $315 million during 2004. Equistar made no cash distributions to its owners during 2003 as a result of adverse conditions in the industry and its debt service obligations. The $45 million provided in 2003 reflected net proceeds of debt refinancing activity.

Equistar amended its $250 million inventory-based revolving credit facility and its $450 million accounts receivable sales facility in November 2005, increasing the availability to $400 million and $600 million, respectively and extending the maturities to November 2010 and reducing the interest rate on the revolving credit facility from LIBOR plus 2.25% to LIBOR plus 1.5%. In December 2003, concurrent with entering into the accounts receivable sales facility, Equistar entered into the inventory-based revolving credit facility, which replaced Equistar’s $354 million revolving credit facility.

In April 2003, Equistar issued $450 million of 10.625% Senior Unsecured Notes due in 2011. The proceeds, net of related fees, were used to prepay $300 million of 8.5% Notes due in the first quarter 2004, $122 million of term loans under Equistar’s previous $354 million revolving credit facility and prepayment premiums of $17 million. In September 2003, $29 million of Equistar’s Medium Term Notes matured and were repaid using funds borrowed under Equistar’s revolving credit facility. In November 2003, Equistar issued $250 million of 10.625% Senior Unsecured Notes due in 2011. The gross proceeds of $262 million, net of related fees, were used to prepay in full $173 million of the outstanding term loan under Equistar’s previous $354 million revolving credit facility and to repay borrowing under that revolving credit facility.

In March 2003, Equistar obtained amendments to its previous $354 million revolving credit facility that provided additional financial flexibility by generally making certain financial ratio requirements less restrictive.

Liquidity and Capital Resources—At December 31, 2005, Equistar’s long-term debt, including current maturities, totaled $2.3 billion, or approximately 60% of its total capitalization. Current maturities included

$150 million of 6.5% Notes due in February 2006. At December 31, 2005, Equistar had cash on hand of $215 million. In addition, the total amount available at December 31, 2005 under both the $400 million inventory-based revolving credit facility and the $600 million accounts receivable sales facility was approximately $734 million, as further described below.

Equistar’s ability to pay or refinance its debt will depend on future operating performance, which could be affected by general economic, financial, competitive, legislative, regulatory, business and other factors, many of which are beyond its control. However, Equistar believes that conditions will be such that cash balances, cash generated from operating activities, cash generated from higher utilization of the accounts receivable sales facility and funding under the credit facility will be adequate to meet anticipated future cash requirements, including scheduled debt repayments, necessary capital expenditures and ongoing operations. During 2005, Standard & Poors (“S&P”) upgraded Equistar’s debt rating from B+ to BB- and gave Equistar a positive outlook.

The available amount of $734 million under Equistar’s inventory-based revolving credit facility and accounts receivable sales facility at December 31, 2005 gave effect to the borrowing base net of a $50 million unused availability requirement, the $200 million outstanding amount of accounts receivable sold under the accounts receivable sales facility at December 31, 2005, and $16 million of outstanding letters of credit under the revolving credit facility as of December 31, 2005. The borrowing base is determined using a formula applied to accounts receivable and inventory balances. The revolving credit facility requires that the unused available amounts under that facility and the $600 million accounts receivable sales facility equal or exceed $50 million, or $100 million if the Interest Coverage Ratio, as defined, at the end of any period of four consecutive fiscal quarters is less than 2:1. There was no outstanding borrowing under the revolving credit facility at December 31, 2005.

Equistar’s inventory-based revolving credit facility, accounts receivable sales facility and indentures contain restrictive covenants. These covenants are described in Notes 5 and 11 to the Consolidated Financial Statements. The credit facility does not require the maintenance of specified financial ratios as long as certain conditions are met. Some of Equistar’s indentures require additional interest payments to the note holders if Equistar makes distributions when its Fixed Charge Coverage Ratio, as defined, is less than 1.75 to 1.

A breach by Equistar of any of the covenants or other requirements in its debt instruments could (1) permit its note holders or lenders to declare the outstanding debt under the breached debt instrument due and payable, (2) permit its lenders under the credit facility to terminate future lending commitments and (3) permit acceleration of Equistar’s other debt instruments that contain cross-default or cross-acceleration provisions. The debt agreements of Equistar contain various event of default and cross-default provisions. In particular, certain of the debt agreements include event of default provisions that, under certain circumstances, may be triggered in connection with judgments against the relevant entity unless discharged, stayed or bonded within a specified time period. If Equistar was unable to obtain sufficient funds to make these accelerated payments, Equistar’s lenders could proceed against any assets that secure their debt. Similarly, the breach by Equistar of covenants in its accounts receivable sales facility would permit the counterparty under the facility to terminate further purchases of interests in accounts receivable and to receive all collections from previously sold interests until they had collected on their interests in those receivables, thus reducing Equistar’s liquidity.

Off-Balance Sheet Arrangements—The Securities and Exchange Commission (“SEC”) has described various characteristics to identify contractual arrangements that would fall within the SEC’s definition of off-balance sheet arrangements. Equistar is a party to the following accounts receivable sales facility that has some of those characteristics.

Equistar has a $600 million accounts receivable sales facility, which matures in November 2010. Pursuant to the facility, Equistar sells, through a wholly owned bankruptcy remote subsidiary, on an ongoing basis and without recourse, an interest in a pool of domestic accounts receivable to financial institutions participating in the facility. Equistar is responsible for servicing the receivables. The amount of interest in the pool of receivables permitted to be sold is determined by a formula. The $600 million accounts receivable sales facility is subject to substantially the same minimum unused availability requirements and covenant requirements as the $400 million inventory-based revolving credit facility. See discussion of “Liquidity and Capital Resources” above and discussion of “Long-Term Debt” below. At December 31, 2005 and 2004, the outstanding amount of receivables sold under the facility was $200 million. Accounts receivable in the consolidated balance sheets are reduced by the sales of interests in the pool.

The facility accelerates availability to the business of cash from product sales that otherwise would have been collected over the normal billing and collection cycle. The availability of the accounts receivable sales facility provides one element of Equistar’s ongoing sources of liquidity and capital resources. Upon termination of the facility, cash collections related to accounts receivable then in the pool would first be applied to the outstanding interest sold, but Equistar would in no event be required to repurchase such interest. In November 2005, Equistar’s accounts receivable sales facility was amended to increase the availability to $600 million and to extend the maturity to November 2010. See Note 5 to the Consolidated Financial Statements for additional accounts receivable information.

Other obligations that do not give rise to liabilities that would be reflected in Equistar’s balance sheet are described below under “Purchase Obligations” and “Operating Leases.”

Contractual and Other Obligations—The following table summarizes, as of December 31, 2005, Equistar’s minimum payments for long-term debt, and contractual and other obligations for the next five years and thereafter.

	Total	Payments Due By Period
Millions of dollars		2006	2007	2008	2009	2010	Thereafter
Long-term debt	$2,311	$150	$—	$700	$600	$3	$858
Interest on long-term debt	979	211	209	184	92	86	197
Pension benefits:
PBO	256	14	15	16	18	18	175
Assets	(169)	—	—	—	—	—	(169)

Funded status	87
Other postretirement benefits	110	7	7	8	8	8	72
Advances from customers	171	29	15	14	15	14	84
Other	76	—	15	7	4	4	46
Other obligations:
Purchase obligations	4,055	290	282	279	277	276	2,651
Operating leases	709	87	76	65	63	57	361

Total	$8,498	$788	$619	$1,273	$1,077	$466	$4,275

Long-Term Debt—Equistar’s long-term debt includes a credit facility and debt obligations. See Note 11 to the Consolidated Financial Statements for a discussion of covenant requirements under the credit facility and indentures and additional information regarding long-term debt.

Interest—The long-term debt agreements contain provisions for the payment of either monthly or semi-annual interest at a stated rate of interest over the term of the debt. These payment obligations are reflected in the table above.

Pension Benefits—Equistar maintains several defined benefit pension plans, as described in Note 14 to the Consolidated Financial Statements. At December 31, 2005, the projected benefit obligation for Equistar’s pension plans exceeded the fair value of plan assets by $87 million. Subject to future actuarial gains and losses, as well as actual asset earnings, Equistar will be required to fund the $87 million, with interest, in future years.

The minimum required contribution may reach an annual rate of approximately $29 million by 2007. Equistar’s pension contributions were $17 million, $16 million and $15 million in the years 2005, 2004 and 2003, respectively, and are expected to be approximately $17 million in 2006. Current projections indicate that contributions will be required to be made quarterly, rather than annually, beginning in 2006, resulting in an acceleration of payments in 2007. Estimates of pension benefit payments through 2010 are included in the table above.

Other Postretirement Benefits—Equistar provides other postretirement benefits, primarily medical benefits to eligible participants, as described in Note 14 to the Consolidated Financial Statements. Other postretirement benefits are unfunded and are paid by Equistar as incurred. Estimates of other post retirement benefit payments through 2010 are included in the table above.

Advances from Customers—Equistar receives advances from customers in connection with long-term sales agreements under which Equistar is obligated to deliver product primarily at cost-based prices. These advances are treated as deferred revenue and will be amortized to earnings as the product is delivered over the remaining terms of the respective contracts, which range from 6 to 13 years. The unamortized portion of such advances totaled $171 million and $170 million as of December 31, 2005 and 2004, respectively. See Note 10 to the Consolidated Financial Statements.

Other—Other primarily consists of deferred compensation arrangements other than pension and postretirement benefits.

Purchase Obligations—Equistar is a party to various obligations to purchase products and services, principally for utilities and industrial gases. These commitments are designed to assure sources of supply and are not expected to be in excess of normal requirements. See “Commitments” section of Note 15 to the Consolidated Financial Statements for a description of Equistar’s commitments and contingencies, including these purchase obligations.

Operating Leases—Equistar leases various facilities and equipment, including railcars, under noncancelable operating lease arrangements for various periods. See Note 12 to the Consolidated Financial Statements for related lease disclosures.

CURRENT BUSINESS OUTLOOK

Equistar’s global economic outlook for 2006 is positive. Chemical industry operations have largely recovered from the disruptions of the 2005 hurricane season. In the ethylene markets, demand has improved, and Equistar has seen a return of positive price momentum in a number of product areas. Equistar expects strong business conditions for its products in 2006.

RELATED PARTY TRANSACTIONS

Equistar makes significant sales of product to Lyondell, Millennium, Occidental and LYONDELL-CITGO Refining LP (“LCR”), in which Lyondell has a 58.75% equity interest. Equistar also makes significant purchases of raw materials and products from LCR and receives significant administrative services from Lyondell.

As of December 31, 2005, Occidental owned approximately 12% of Lyondell common stock and had two representatives on Lyondell’s board of directors. In view of Occidental’s relationship with Lyondell, which indirectly owns 100% of Equistar as a result of the acquisition of Millennium by Lyondell on November 30, 2004, Occidental’s transactions with Equistar are reported as related party transactions in Equistar’s Consolidated Financial Statements.

Equistar believes that such transactions are effected on terms substantially no more or less favorable than those that would have been agreed upon by unrelated parties on an arm’s-length basis. See Note 4 to the Consolidated Financial Statements for further discussion of related party transactions.

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

Long-Lived Assets—With respect to long-lived assets, key assumptions include the estimates of useful asset lives and the recoverability of the carrying values of fixed assets and other intangible assets, as well as the existence of any obligations associated with the retirement of fixed assets. Such estimates could be significantly modified and/or the carrying values of the assets could be impaired by such factors as new technological developments, new chemical industry entrants with significant raw material or other cost advantages, uncertainties associated with the U.S. and world economies, the cyclical nature of the chemical industry, and uncertainties associated with governmental regulatory actions.

To reflect economic and market conditions, from time to time Equistar may temporarily idle manufacturing facilities. Assets that are temporarily idled are reviewed for impairment at the time they are idled, and at least annually thereafter. Fixed assets with a net book value of $137 million were temporarily idled as of December 31, 2005. Those assets continue to be depreciated over their remaining useful lives. Charges of $11 million were recorded in 2003 for abandoned research and development facilities.

The estimated useful lives of long-lived assets range from 3 to 30 years. Depreciation and amortization of these assets, including amortization of deferred turnaround costs, under the straight-line method over their estimated useful lives totaled $322 million in 2005. If the useful lives of the assets were found to be shorter than originally estimated, depreciation and amortization charges would be accelerated over the revised life. Additional information on long-lived assets, deferred turnaround costs and related depreciation and amortization appears in Note 7 to the Consolidated Financial Statements.

Equistar defers the costs of major periodic maintenance and repair activities (“turnarounds”) in excess of $5 million, amortizing such costs over the period until the next expected major turnaround of the affected unit. During 2005, 2004, and 2003, cash expenditures of $49 million, $55 million and $97 million, respectively, were deferred and are being amortized, predominantly over 4 to 7 years. Amortization of previously deferred turnaround costs was $38 million in each of 2005 and 2004 and $30 million in 2003.

Long-Term Employee Benefit Costs—The costs to Equistar of long-term employee benefits, particularly pension and other postretirement medical and life insurance benefits, are incurred over long periods of time, and involve many uncertainties over those periods. The net periodic benefit cost attributable to current periods is based on several assumptions about such future uncertainties, and is sensitive to changes in those assumptions. It is management’s responsibility, often with the assistance of independent experts, to select assumptions that in its judgment represent its best estimates of the future effects of those uncertainties. It also is management’s responsibility to review those assumptions periodically to reflect changes in economic or other factors that affect those assumptions.

The current benefit service costs, as well as the existing liabilities, for pensions and other postretirement benefits are measured on a discounted present value basis. The discount rate is a current rate, related to the rate at which the liabilities could be settled. Equistar’s assumed discount rate is based on average rates published by Moody’s and Merrill Lynch for high-quality (Aa rating) ten-year fixed income securities. For the purpose of measuring the benefit obligations at December 31, 2005, Equistar lowered its assumed discount rate from 5.75% to 5.5%, reflecting market interest rates at December 31, 2005. The 5.5% rate also will be used to measure net periodic benefit cost during 2006. A further one percentage point reduction in the assumed discount rates for Equistar would increase Equistar’s benefit obligation for pensions and other postretirement benefits by approximately $48 million, and would reduce Equistar’s net income by approximately $8 million.

The benefit obligation and the periodic cost of postretirement medical benefits also are measured based on assumed rates of future increase in the per capita cost of covered health care benefits. As of December 31, 2005, the assumed rate of increase was 10% for 2006 and 2007, decreasing 1% per year to 5% in 2011 and thereafter. A one percentage point change in the health care cost trend rate assumption would have no significant effect on either the benefit liability or the net periodic cost, due to limits on Equistar’s maximum contribution level under the medical plan.

The net periodic cost of pension benefits included in expense also is affected by the expected long-term rate of return on plan assets assumption. Investment returns that are recognized currently in net income represent the expected long-term rate of return on plan assets applied to a market-related value of plan assets which, for Equistar, is defined as the market value of assets. The expected rate of return on plan assets is a longer term rate, and is expected to change less frequently than the current assumed discount rate, reflecting long-term market expectations, rather than current fluctuations in market conditions.

Equistar’s expected long-term rate of return on U.S. plan assets of 8% is based on the average level of earnings that its independent pension investment advisor had advised could be expected to be earned over time. The expectation is based on an asset allocation of 55% U.S. equity securities (11% expected return), 15% non-U.S. equity securities (11.7% expected return), and 30% fixed income securities (6.5% expected return) recommended by the advisor, and had been adopted for the plans. The actual return on plan assets in 2005 was 6%.

The actual rate of return on plan assets may differ from the expected rate due to the volatility normally experienced in capital markets. Management’s goal is to manage the investments over the long term to achieve optimal returns with an acceptable level of risk and volatility. Based on the market value of plan assets at December 31, 2005, a one percentage point decrease in this assumption for Equistar would decrease Equistar’s net income by approximately $2 million.

Net periodic pension cost recognized each year includes the expected asset earnings, rather than the actual earnings or loss. As a result of asset earnings significantly below the expected return on plan assets rate over the three-year period ended December 31, 2002, the level of unrecognized investment losses, together with the net actuarial gains and losses, is $66 million at December 31, 2005. This unrecognized amount, to the extent it exceeds ten percent of the projected benefit obligation for the respective plan, will be recognized as additional net periodic benefit cost over the average remaining service period of the participants in each plan. This annual amortization charge would be $5 million per year based on the December 31, 2005 unrecognized amount.

Additional information on the key assumptions underlying these benefit costs appears in Note 14 to the Consolidated Financial Statements.

ACCOUNTING AND REPORTING CHANGES

Effective October 1, 2005, Equistar implemented Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 47, Accounting for Conditional Asset Retirement Obligations, which clarifies the term conditional asset retirement obligation as used in Statement of Financial Accounting Standard (“SFAS”) No. 143, Accounting for Conditional Asset Retirement Obligations, as an obligation that is conditional only as to timing and amount. Equistar’s application of this interpretation had no material effect on its consolidated financial statements.

Effective July 1, 2005, Equistar implemented SFAS No. 153, Exchanges of Nonmonetary Assets, which amends Accounting Principles Board (“APB”) Opinion No. 29, Accounting for Nonmonetary Transactions, to replace the exception to fair value recognition for nonmonetary exchanges of similar productive assets with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Equistar’s application of SFAS No. 153 had no material effect on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. A primary focus of this Statement is accounting for transactions in which an entity obtains employee services in share-based payment transactions, such as by the granting of stock options and phantom stock options. Equistar does not expect application of these provisions to have a material effect on its consolidated financial statements.

In September 2005, the Emerging Issues Task Force (“EITF”) of the FASB reached consensus on one issue of EITF Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty, that inventory purchase and sales transactions with the same counterparty that are entered into in contemplation of one another should be combined for purposes of applying APB Opinion No. 29, Accounting for Nonmonetary Transactions. The effect would be to reduce reported revenues and cost of sales for affected transactions. The consensus on this issue would apply to transactions entered into beginning in the second quarter 2006. Equistar is evaluating the effect of EITF 04-13 on its consolidated financial statements.

ENVIRONMENTAL MATTERS

Various environmental laws and regulations impose substantial requirements upon the operations of Equistar. Equistar’s policy is to be in compliance with such laws and regulations, which include, among others, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or “Superfund”) as amended, the Resource Conservation and Recovery Act (“RCRA”) and the Clean Air Act Amendments (“Clean Air Act”). Equistar does not specifically track all recurring costs associated with managing hazardous substances and pollution in ongoing operations. Such costs are included in cost of sales.

Equistar’s accrued liability for future environmental remediation costs at current and former plant sites and other remediation sites totaled $1 million as of December 31, 2005. In the opinion of management, there is no material estimable range of reasonably possible loss in excess of the liabilities recorded for environmental remediation. However, it is possible that new information about the sites for which the accrual has been established, new technology or future developments such as involvement in investigations by regulatory agencies, could require Equistar to reassess its potential exposure related to environmental matters. See the “Environmental Remediation” section of Note 15 for additional discussion of Equistar’s liabilities for environmental remediation.

Equistar also makes capital expenditures to comply with environmental regulations. Capital expenditures for regulatory compliance in 2005, 2004 and 2003 totaled approximately $62 million, $44 million and $38 million, respectively. The increases in capital expenditures in 2005 and 2004 reflected increased spending on projects related to air emission reductions and, in 2005, wastewater management. Under the Clean Air Act, the eight-county Houston/Galveston region was designated a severe non-attainment area for ozone by the EPA. Emission reduction controls must be installed at each of Equistar’s six facilities in the Houston/Galveston region prior to November 2007. Equistar currently estimates expenditures at existing facilities of $71 million in 2006 and $27 million in 2007.

In the U.S., public concern about the use of MTBE resulted in U.S. federal and state governmental initiatives to reduce or ban the use of MTBE. At this time, Equistar cannot predict the full impact that the U.S. federal legislation, state governmental initiatives and bans, and commercial actions will have on MTBE margins or volumes longer term. Equistar intends to continue marketing MTBE in the U.S., as well as outside of the U.S. However, should it become necessary or desirable to significantly reduce MTBE production as a result of state bans or commercial decisions by refiners, blenders and pipelines to discontinue use or transportation of MTBE, Equistar may make capital expenditures to add the flexibility to produce alternative gasoline blending components, such as iso-octane, iso-octene (also known as “di-isobutylene”) or ethyl tertiary butyl ether (“ETBE”). See the “MTBE” section of Note 15 to the Consolidated Financial Statements for additional discussion regarding these U.S. federal and state initiatives and their potential impact on Equistar.

Item 7A. Disclosure of Market Risk

See Note 13 to the Consolidated Financial Statements for discussion of Equistar’s management of commodity price risk and interest rate risk through its use of derivative instruments and hedging activities.

COMMODITY PRICE RISK

A substantial portion of Equistar’s products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of Equistar’s profitability tend to fluctuate with changes in the business cycle. Equistar tries to protect against such instability through various business strategies. These include entering into multi-year processing and sales agreements, moving downstream into derivatives products whose pricing is more stable, and utilization of the raw material flexibility of Equistar’s ethylene plants.

In addition, Equistar selectively enters into commodity swap, option, and futures contracts with various terms to manage the volatility related to purchases of natural gas and raw materials, as well as product sales. Market risks created by these derivative instruments and the mark-to-market valuations of open positions are monitored by management. During 2005, 2004 and 2003, the derivative transactions were not significant compared to Equistar’s overall inventory purchases and product sales. At December 31, 2005 and 2004, the notional amount of outstanding derivatives and the related market risk were not material.

INTEREST RATE RISK

During 2003, Equistar repaid its remaining variable rate debt that was outstanding at December 31, 2002, using proceeds of new fixed-rate debt offerings. Equistar had no borrowing outstanding under its inventory-based revolving credit facility as of December 31, 2005 and 2004. Accordingly, Equistar’s exposure to variable interest rate risk was minimal at December 31, 2005 and 2004.

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

Equistar management assessed the effectiveness of Equistar’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on its assessment, Equistar’s management has concluded that Equistar’s internal control over financial reporting was effective as of December 31, 2005 based on those criteria.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has audited management’s assessment of the effectiveness of Equistar’s internal control over financial reporting as of December 31, 2005, as stated in their report that appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partnership Governance Committee and Partners

of Equistar Chemicals, LP

We have completed integrated audits of Equistar Chemicals, LP’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of partner’s capital and of cash flows present fairly, in all material respects, the financial position of Equistar Chemicals, LP (the “Partnership”) and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 8, that the Partnership maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Partnership’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP

Houston, Texas

March 14, 2005

EQUISTAR CHEMICALS, LP

CONSOLIDATED STATEMENTS OF INCOME

	For the year ended December 31,
Millions of dollars	2005	2004	2003
Sales and other operating revenues
Trade	$8,725	$6,952	$4,908
Related parties	2,961	2,364	1,637

	11,686	9,316	6,545

Operating costs and expenses
Cost of sales	10,487	8,587	6,387
Selling, general and administrative expenses	198	205	191
Research and development expenses	33	34	38
(Gain) loss on asset dispositions	—	(4)	27

	10,718	8,822	6,643

Operating income (loss)	968	494	(98)
Interest expense	(227)	(227)	(215)
Interest income	9	7	8
Other income (expense), net	(2)	2	(34)

Net income (loss)	$748	$276	$(339)

See Notes to the Consolidated Financial Statements.

EQUISTAR CHEMICALS, LP

CONSOLIDATED BALANCE SHEETS

	December 31,
Millions of dollars	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$215	$39
Accounts receivable:
Trade, net	685	615
Related parties	239	211
Inventories	657	582
Prepaid expenses and other current assets	53	43

Total current assets	1,849	1,490
Property, plant and equipment, net	3,063	3,167
Investments	58	60
Other assets, net	350	357

Total assets	$5,320	$5,074

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current maturities of long-term debt	$150	$1
Accounts payable:
Trade	623	447
Related parties	112	85
Accrued liabilities	275	273

Total current liabilities	1,160	806
Long-term debt	2,161	2,312
Other liabilities and deferred revenues	416	395
Commitments and contingencies
Partners’ capital:
Partners’ accounts	1,603	1,580
Accumulated other comprehensive loss	(20)	(19)

Total partners’ capital	1,583	1,561

Total liabilities and partners’ capital	$5,320	$5,074

See Notes to the Consolidated Financial Statements.

EQUISTAR CHEMICALS, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
Millions of dollars	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$748	$276	$(339)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	322	313	307
Deferred revenues	18	3	159
Deferred maintenance turnaround expenditures	(51)	(55)	(97)
Debt prepayment premiums and charges	—	—	30
Net (gains) losses on asset dispositions	—	(4)	27
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(96)	(216)	26
Inventories	(69)	(174)	4
Accounts payable	197	30	40
Other, net	(22)	42	7

Net cash provided by operating activities	1,047	215	164

Cash flows from investing activities:
Expenditures for property, plant and equipment	(153)	(101)	(106)
Proceeds from sales of assets	3	41	69

Net cash used in investing activities	(150)	(60)	(37)

Cash flows from financing activities:
Distributions to owners	(725)	(315)	—
Issuance of long-term debt	—	—	695
Repayment of long-term debt	(1)	—	(642)
Other	5	—	(8)

Net cash provided by (used in) financing activities	(721)	(315)	45

Increase (decrease) in cash and cash equivalents	176	(160)	172
Cash and cash equivalents at beginning of period	39	199	27

Cash and cash equivalents at end of period	$215	$39	$199

See Notes to the Consolidated Financial Statements.

EQUISTAR CHEMICALS, LP

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

Millions of dollars	Lyondell	Millennium	Total	Accumulated Other Comprehensive Income (Loss)	Net Partners’ Capital	Comprehensive Income (Loss)
Balance at January 1, 2003	$908	$1,050	$1,958	$(37)	$1,921
Net loss	(239)	(100)	(339)	—	(339)	$(339)
Other comprehensive loss:
Minimum pension liability	—	—	—	16	16	16
Derivative instruments	—	—	—	3	3	3

Comprehensive loss						$(320)

Balance at December 31, 2003	$669	$950	$1,619	$(18)	$1,601
Net income	195	81	276	—	276	$276
Other comprehensive income—minimum pension liability	—	—	—	(1)	(1)	(1)
Distributions to partners	(222)	(93)	(315)	—	(315)

Comprehensive income						$275

Balance at December 31, 2004	$642	$938	$1,580	$(19)	$1,561
Net income	527	221	748	—	748	$748
Other comprehensive income:
Minimum pension liability	—	—	—	1	1	1
Derivative instruments	—	—	—	(2)	(2)	(2)
Distributions to partners	(511)	(214)	(725)	—	(725)

Comprehensive income						$747

Balance at December 31, 2005	$658	$945	$1,603	$(20)	$1,583

See Notes to the Consolidated Financial Statements.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.	Formation of the Partnership and Operations

Equistar Chemicals, LP, together with its consolidated subsidiaries ( collectively, “Equistar” or “the Partnership”), a Delaware limited partnership which commenced operations on December 1, 1997, was formed by Lyondell Chemical Company and subsidiaries (“Lyondell”) and Millennium Chemicals Inc. and subsidiaries (“Millennium”). On May 15, 1998, Equistar was expanded with the contribution of certain assets from Occidental Petroleum Corporation and subsidiaries (“Occidental”). Prior to August 22, 2002, Equistar was owned 41% by Lyondell, 29.5% by Millennium and 29.5% by Occidental. On August 22, 2002, Lyondell purchased Occidental’s interest in Equistar and, as a result, Lyondell’s ownership interest in Equistar increased to 70.5%. Equistar became a wholly owned subsidiary of Lyondell as a result of Lyondell’s acquisition of Millennium on November 30, 2004. The consolidated financial statements of Equistar reflect its historical cost basis, and, accordingly, do not reflect any purchase accounting adjustments related to the acquisition by Lyondell of Millennium and Millennium’s interest in Equistar or of Occidental’s interest in Equistar.

Equistar manufactures and markets ethylene and its co-products, primarily propylene, butadiene, fuels and aromatics. Equistar also manufactures and markets ethylene derivatives, primarily ethylene oxide, ethylene glycol and polyethylene.

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

Allowance for Doubtful Accounts—Equistar establishes provisions for doubtful accounts receivable based on management’s estimates of amounts that it believes are unlikely to be collected. Collectability of receivables is reviewed and the allowance for doubtful accounts is adjusted at least quarterly, based on aging of specific accounts and other available information about the associated customers.

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

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	Summary of Significant Accounting Policies—(Continued)

Property, Plant and Equipment—Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful asset lives, generally 25 years for major manufacturing equipment, 30 years for buildings, 5 to 15 years for light equipment and instrumentation, 15 years for office furniture and 3 to 5 years for information systems equipment. Upon retirement or sale, Equistar removes the cost of the asset and the related accumulated depreciation from the accounts and reflects any resulting gain or loss in the Consolidated Statements of Income. Equistar’s policy is to capitalize interest cost incurred on debt during the construction of major projects exceeding one year.

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

Investments—Equistar’s investments primarily consist of a 50% interest in a joint venture that owns an ethylene glycol facility in Beaumont, Texas (“PD Glycol”). The investment in PD Glycol is accounted for using the equity method.

Identifiable Intangible Assets—Costs to purchase and to develop software for internal use are deferred and amortized on a straight-line basis over periods of 3 to 10 years.

Costs of maintenance and repairs exceeding $5 million incurred as part of turnarounds of major units at Equistar’s manufacturing facilities are deferred and amortized using the straight-line method over the period until the next planned turnaround, predominantly 4 to 7 years. These costs are necessary to maintain, extend and improve the operating capacity and efficiency rates of the production units.

Other intangible assets are carried at cost or amortized cost and primarily consist of deferred debt issuance costs, patents and license costs, capacity reservation fees and other long-term processing rights and costs. These assets are amortized using the straight-line method over their estimated useful lives or over the term of the related agreement, if shorter.

Environmental Remediation Costs—Anticipated expenditures related to investigation and remediation of contaminated sites, which include current and former plant sites and other remediation sites, are accrued when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Only ongoing operations and monitoring costs, the timing of which can be determined with reasonable certainty, are discounted to present value. Future legal costs associated with such matters, which generally are not estimable, are not included in these liabilities.

Legal Costs—Equistar expenses legal costs, including those incurred in connection with loss contingencies, as incurred.

Income Taxes—The Partnership is not subject to federal income taxes as income is reportable directly by the individual partners; therefore, there is no provision for income taxes in the accompanying financial statements.

Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	Summary of Significant Accounting Policies—(Continued)

Reclassifications—Certain previously reported amounts have been reclassified to conform to classifications adopted in 2005.

Accounting and Reporting Changes—Effective October 1, 2005, Equistar implemented Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 47, Accounting for Conditional Asset Retirement Obligations, which clarifies the term conditional asset retirement obligation as used in Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Conditional Asset Retirement Obligations, as an obligation that is conditional only as to timing or amount. Equistar’s application of this interpretation had no material effect on its consolidated financial statements.

Effective July 1, 2005, Equistar implemented SFAS No. 153, Exchanges of Nonmonetary Assets, which amends Accounting Principles Board (“APB”) Opinion No. 29, Accounting for Nonmonetary Transactions, to replace the exception to fair value recognition for nonmonetary exchanges of similar productive assets with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Equistar’s application of SFAS No. 153 had no material effect on its consolidated financial statements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. A primary focus of this Statement is accounting for transactions in which an entity obtains employee services in share-based payment transactions, such as by the granting of stock options and phantom stock options. Equistar will be required to apply the provisions of SFAS No. 123 (revised 2004) in the first quarter 2006. Equistar does not expect the application of these provisions to have a material effect on its consolidated financial statements.

In September 2005, the Emerging Issues Task Force (“EITF”) of the FASB reached consensus on one issue of EITF Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty, that inventory purchase and sales transactions with the same counterparty that are entered into in contemplation of one another should be combined for purposes of applying APB Opinion No. 29, Accounting for Nonmonetary Transactions. Equistar currently records certain purchases and sales of chemical products entered into contemporaneously with the same counterparty as cost of sales and revenues. The EITF consensus could result in a reduction of Equistar’s reported revenues and cost of sales for affected transactions. The consensus on this issue would apply to transactions entered into beginning in the second quarter of 2006. Equistar is evaluating the effect of EITF 04 -13 on its consolidated financial statements.

3.	Hurricane Effects

During 2005, two major hurricanes impacted the chemical and related industries in the coastal and off-shore regions of the Gulf of Mexico. Net income in 2005 reflected charges totaling $20 million representing Equistar’s exposure to industry losses expected to be underwritten by industry insurance consortia, primarily resulting from hurricane damages.

As a result of Hurricane Rita, Equistar also incurred various costs that are subject to insurance reimbursements. Such costs included those incurred in conjunction with suspending operations at substantially all of its Gulf Coast plants, minor damage to facilities, and costs to restore operations. Net income in 2005 included $19 million of such costs incurred by Equistar, of which all but a $5 million deductible under the relevant insurance policies are subject to reimbursement through insurance. Equistar has not recognized, in 2005, any benefits of expected insurance reimbursements.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	Related Party Transactions

Equistar is a wholly owned subsidiary of Lyondell. As of December 31, 2005, Occidental owns approximately 12% of Lyondell, and has two representatives on the Lyondell Board of Directors. Lyondell owns 58.75% of LYONDELL-CITGO Refining, LP (“LCR”) and 100% of Millennium. All of the above companies are considered related parties of Equistar. In the discussion of related party transactions below, Lyondell refers to Lyondell Chemical Company and its wholly owned subsidiaries other than Millennium and Equistar and their respective subsidiaries.

Product Transactions with Lyondell—Lyondell purchases ethylene, propylene and benzene at market-related prices from Equistar under various agreements expiring in 2013 and 2014. With the exception of one pre-existing third-party product supply agreement expiring in 2015, Lyondell is required, under the agreements, to purchase 100% of its ethylene, propylene and benzene requirements for its Channelview and Bayport, Texas facilities from Equistar. Lyondell licenses methyl tertiary butyl ether (“MTBE”) technology to Equistar, and purchases a portion of the MTBE produced by Equistar at market-related prices.

Through December 31, 2004, Equistar acted as sales agent for the methanol products of Lyondell. Equistar also provided operating and other services for Lyondell including the lease to Lyondell by Equistar of the real property on which the methanol plant was located. Pursuant to the terms of the agreement, Lyondell paid Equistar a management fee and reimbursed certain expenses of Equistar at cost.

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

Also Equistar is required to purchase 100% of its vinyl acetate monomer raw material requirements at market-related prices from Millennium for the production of ethylene vinyl acetate products at its LaPorte, Texas; Clinton, Iowa and Morris, Illinois plants, and 100% of its glacial acetic acid requirements at market-related prices from Millennium for the production of glycol ether acetate at its Bayport, Texas plant. The initial terms of these agreements expired December 31, 2005 and continue year to year thereafter unless terminated by either party.

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

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	Related Party Transactions—(Continued)

Shared Services Agreement with Lyondell—Under a shared services agreement, Lyondell provides office space and various services to Equistar including information technology, human resources, sales and marketing, raw material supply, supply chain, health, safety and environmental, engineering, research and development, facility services, legal, accounting, treasury, internal audit and tax. Lyondell charges Equistar for Equistar’s share of the cost of such services. Direct costs, incurred exclusively for Equistar, also are charged to Equistar. Costs related to a limited number of shared services, primarily engineering, continue to be incurred by Equistar on behalf of Lyondell. In such cases, Equistar charges Lyondell for its share of such costs.

Shared Services and Shared-Site Agreements with Millennium—Equistar and Millennium provide operating services, utilities and raw materials to each other at common locations. Millennium and Equistar have various operating, manufacturing and technical service agreements under which, Millennium billed Equistar for certain operational services, including utilities, plant-related transportation and other services, and Equistar billed Millennium for utilities and fuel streams.

Lease Agreements with Occidental—Equistar subleases certain railcars from Occidental and leases its Lake Charles ethylene facility and the land related thereto from Occidental – see “Leased Facility” section of Note 15.

Related party transactions are summarized as follows:

	For the year ended December 31,
Millions of dollars	2005	2004	2003
Equistar billed related parties for:
Sales of products and processing services:
Lyondell	$1,209	$931	$621
LCR	944	747	467
Occidental	755	634	503
Millennium	53	52	46
Shared services and shared site agreements:
Millennium	27	19	8
LCR	4	4	3
Lyondell	13	22	18
Natural gas purchased for Lyondell	—	81	98

Related parties billed Equistar for:
Purchases of products:
LCR	$394	$425	$227
Lyondell	307	54	5
Millennium	8	10	10
Occidental	20	3	1
Shared services, transition and lease agreements:
Lyondell	183	182	154
Millennium	1	2	15
Occidental	7	9	7
LCR	1	1	—

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Accounts Receivable

Equistar sells its products primarily to other chemical manufacturers in the petrochemical industry. Equistar performs ongoing credit evaluations of its customers’ financial condition and, in certain circumstances, requires letters of credit from them. The Partnership’s allowance for doubtful accounts receivable, which is reflected in the accompanying Consolidated Balance Sheets as a reduction of accounts receivable, totaled $7 million and $8 million at December 31, 2005 and 2004, respectively. The Consolidated Statements of Income for 2004 and 2003 included provisions for doubtful accounts of less than $1 million and $9 million, respectively. There were no provisions for doubtful accounts receivable in 2005.

In November 2005, Equistar amended its $450 million accounts receivable sales facility increasing the availability to $600 million and extending the maturity to November 2010. Pursuant to this facility, Equistar sells, through a wholly owned bankruptcy-remote subsidiary, on an ongoing basis and without recourse, an interest in a pool of domestic accounts receivable to financial institutions participating in the facility. Equistar is responsible for servicing the receivables. The $600 million accounts receivable sales facility is subject to substantially the same minimum unused availability requirements and covenant requirements as the $400 million inventory-based revolving credit facility, which also is secured by a pledge of accounts receivable (see Note 11).

The amount of the interest in the pool of receivables permitted to be sold is determined by a formula. Accounts receivable in the Consolidated Balance Sheets are reduced by the sales of interests in the pool. Upon termination of the facility, cash collections related to accounts receivable then in the pool would first be applied to the outstanding interest sold. Increases and decreases in the amount sold are reflected in operating cash flows in the Consolidated Statements of Cash Flows, representing collections of sales revenue. Fees related to the sales are included in “Selling, general and administrative expenses” in the Consolidated Statements of Income. The outstanding amount of receivables sold under the facility was $200 million as of both December 31, 2005 and 2004.

In consideration of discounts offered to certain customers for early payment for product, some receivable amounts were collected in December 2005 and 2004, respectively, that otherwise would have been expected to be collected in January 2006 and 2005, respectively. This included collections of $84 million and $66 million in December 2005 and 2004, respectively, from Occidental.

6.	Inventories

Inventories consisted of the following components at December 31:

Millions of dollars	2005	2004
Finished goods	$400	$355
Work-in-process	11	13
Raw materials	132	117
Materials and supplies	114	97

Total inventories	$657	$582

At December 31, 2005, approximately 86% of Equistar’s inventories, excluding materials and supplies, were valued using the LIFO method.

The excess of the current replacement cost over book value of those inventories that are carried at cost using the LIFO method was approximately $465 million and $305 million at December 31, 2005 and 2004, respectively.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Inventories—(Continued)

In December 2003, Equistar entered into a $250 million, four-year, inventory-based revolving credit facility, which was amended November 2005, increasing the availability from $250 million to $400 million and extending the maturity to November 2010. This facility was undrawn at December 31, 2005 and 2004 (see Note 11).

7.	Property, Plant and Equipment and Other Assets

The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows at December 31:

Millions of dollars	2005	2004
Land	$78	$77
Manufacturing facilities and equipment	6,184	6,079
Construction in progress	98	64

Total property, plant and equipment	6,360	6,220
Less accumulated depreciation	(3,297)	(3,053)

Property, plant and equipment, net	$3,063	$3,167

Maintenance and repair expenses were $261 million, $246 million and $253 million for the years ended December 31, 2005, 2004 and 2003, respectively. No interest was capitalized to property, plant and equipment during 2005, 2004 and 2003.

In 2004, Equistar sold certain railcars for $37 million and leased the railcars from the buyer under an operating lease agreement. The sale resulted in a book gain of $7 million that is being recognized over the 10 year term of the lease as a reduction in monthly lease rent expense. In addition, in January 2004, Equistar sold its alcohol-blending plant located in Anaheim, California for a gain of $4 million. The effects of these transactions were included in “Gain (loss) on asset dispositions” in the Consolidated Statements of Income.

The components of other assets, at cost, and the related accumulated amortization were as follows at December 31:

	2005			2004
Millions of dollars	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Identifiable intangible assets:
Turnaround costs	$337	$(142)	$195	$297	$(113)	$184
Software costs	97	(53)	44	87	(35)	52
Debt issuance costs	46	(22)	24	45	(16)	29
Catalyst costs	39	(25)	14	25	(17)	8
Other	72	(20)	52	73	(18)	55

Total intangible assets	$591	$(262)	329	$527	$(199)	328

Pension asset			15			17
Other			6			12

Total other assets, net			$350			$357

Amortization of these intangible assets for the next five years is expected to be $67 million in 2006, $58 million in 2007, $50 million in 2008, $36 million in 2009 and $24 million in 2010.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Property, Plant and Equipment and Other Assets—(Continued)

Depreciation and amortization expense is summarized as follows:

Millions of dollars	2005	2004	2003
Property, plant and equipment	$254	$248	$246
Turnaround costs	38	38	30
Software costs	18	16	16
Other	12	11	15

Total depreciation and amortization	$322	$313	$307

In addition to the depreciation and amortization shown above, amortization of debt issuance costs of $5 million, $6 million and $7 million in 2005, 2004 and 2003, respectively, is included in interest expense in the Consolidated Statements of Income.

8.	Accounts Payable

Accounts payable at December 31, 2005 included liabilities in the amount of $6 million for checks issued in excess of associated bank balances but not yet presented for collection.

9.	Accrued Liabilities

Accrued liabilities consisted of the following components at December 31:

Millions of dollars	2005	2004
Payroll and benefits	$75	$70
Taxes other than income taxes	68	72
Interest	64	64
Product sales rebates	36	38
Deferred revenues	28	24
Other	4	5

Total accrued liabilities	$275	$273

10.	Deferred Revenues

Deferred revenues at December 31, 2005 and 2004 of $171 million and $170 million, respectively, represent advances from customers for partial prepayments for products to be delivered under long-term product supply contracts. In March 2003, Equistar received an advance of $159 million, representing a partial prepayment for product to be delivered under a long-term product supply arrangement, primarily at cost-based prices. Equistar is recognizing this deferred revenue over 15 years, as the associated product is delivered.

Trade sales and other operating revenues included $22 million, $17 million and $12 million in 2005, 2004 and 2003, respectively, of such previously deferred revenues.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	Long-Term Debt

Long-term debt consisted of the following at December 31:

Millions of dollars	2005	2004
$400 million inventory-based revolving credit facility	$—	$—
Other debt obligations:
Senior Notes due 2008, 10.125%	700	700
Senior Notes due 2011, 10.625% ($8 million of premium)	708	710
Debentures due 2026, 7.55%	150	150
Notes due 200pg12tx6, 6.5%	150	150
Notes due 2009, 8.75%	600	599
Other	3	4

Total long-term debt	2,311	2,313
Less current maturities	(150)	(1)

Total long-term debt, net	$2,161	$2,312

Aggregate maturities of long-term debt during the next five years are $150 million in 2006, $700 million in 2008, $600 million in 2009, $3 million in 2010 and $858 million thereafter.

Equistar may currently redeem its 10.125% Senior Notes due 2008, 10.625% Senior Notes due 2011 and 8.75% Notes due 2009 upon payment of the present value of future interest and principal amounts, using a specified discount rate. Alternatively, Equistar may redeem the 10.625% Senior Notes due 2011 beginning in 2007, at a price of 105.3% of the principal amount that declines over three years to 100% of the principal amount.

Lyondell remains a guarantor of $300 million of Equistar debt, consisting of the 6.5% Notes due 2006 and the 7.55% Debentures due 2026. The consolidated financial statements of Lyondell are filed as an exhibit to Equistar’s Annual Report on Form 10-K for the year ended December 31, 2005.

In December 2003, Equistar entered into a $250 million, four-year, inventory-based revolving credit facility, which replaced Equistar’s previous $354 million revolving credit facility. In November 2005, Equistar amended the $250 million inventory-based revolving credit facility, increasing the availability to $400 million, extending the maturity to November 2010 and reducing the interest rate from LIBOR plus 2.25% to LIBOR plus 1.5%. The total amount available at December 31, 2005 under both the $400 million inventory-based revolving credit facility and the $600 million accounts receivable sales facility (see Note 5) was $734 million, which gave effect to the borrowing base less a $50 million unused availability requirement and was net of the $200 million sold under the accounts receivable facility and $16 million of outstanding letters of credit under the revolving credit facility as of December 31, 2005. The borrowing base is determined using a formula applied to accounts receivable and inventory balances. The revolving credit facility requires that the unused available amounts under that facility and the $600 million accounts receivable sales facility equal or exceed $50 million, or $100 million if the Interest Coverage Ratio, as defined, at the end of any period of four consecutive fiscal quarters is less than 2:1. The revolving credit facility is secured by a lien on all inventory and certain personal property, including a pledge of accounts receivable. There was no borrowing under the revolving credit facility at December 31, 2005.

In November 2003, Equistar issued $250 million of 10.625% Senior Unsecured Notes due in 2011. The gross proceeds of $262 million, net of related fees, were used to prepay in full $173 million of the outstanding term loan under Equistar’s previous $354 million revolving credit facility and to repay borrowing under that revolving

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	Long-Term Debt—(Continued)

credit facility. In September 2003, $29 million of Equistar’s Medium Term Notes matured and were repaid using funds borrowed under Equistar’s revolving credit facility. In April 2003, Equistar issued $450 million of 10.625% Senior Unsecured Notes due in 2011. The proceeds, net of related fees, were used to prepay $300 million of 8.5% Notes due in the first quarter 2004, $122 million of term loans under Equistar’s previous $354 million revolving credit facility and prepayment premiums of $17 million.

In March 2003, Equistar obtained amendments to its previous $354 million revolving credit facility that provided additional financial flexibility by generally making certain financial ratio requirements less restrictive.

The $400 million revolving credit facility and the indentures contain covenants that, subject to certain exceptions, restrict, among other things, lien incurrence, debt incurrence, sales of assets, investments, capital expenditures, certain other payments, affiliate transactions, restrictive agreements and mergers. The credit facility does not require the maintenance of specified financial ratios as long as certain conditions are met. In addition, some of Equistar’s indentures require additional interest payments to the note holders if Equistar makes distributions when its Fixed Charge Coverage Ratio, as defined, is less than 1.75 to 1.

12.	Lease Commitments

Equistar leases various facilities and equipment under noncancelable operating lease arrangements for varying periods. Operating leases include leases of railcars used in the distribution of products in Equistar’s business. As of December 31, 2005, future minimum lease payments for the next five years and thereafter, relating to all noncancelable operating leases with lease terms in excess of one year were as follows:

Millions of dollars
2006	$87
2007	76
2008	65
2009	63
2010	57
Thereafter	361

Total minimum lease payments	$709

Net rental expense for 2005, 2004 and 2003 was $103 million, $94 million and $106 million, respectively.

13.	Financial Instruments and Derivatives

The fair value of all nonderivative financial instruments included in current assets and current liabilities, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximated their carrying value due to their short maturity. Based on the borrowing rates currently available to Equistar for debt with terms and average maturities similar to Equistar’s debt portfolio, the fair value of Equistar’s long-term debt, including amounts due within one year, was approximately $2,456 million and $2,597 million at December 31, 2005 and 2004, respectively.

14.	Pension and Other Postretirement Benefits

All full-time regular employees are covered by defined benefit pension plans sponsored by Equistar. Retirement benefits are generally based upon years of service and the employee’s highest compensation for any consecutive

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.	Pension and Other Postretirement Benefits—(Continued)

36-month period during the last 120 months of service or other compensation measures as defined under the respective plan provisions. Equistar funds the plans through contributions to pension trust funds, generally subject to minimum funding requirements as provided by applicable law. Equistar also has unfunded supplemental nonqualified retirement plans, which provide pension benefits for certain employees in excess of the U.S. tax-qualified plans’ limits. In addition, Equistar sponsors unfunded postretirement benefit plans other than pensions, which provide medical and life insurance benefits. The postretirement medical plans are contributory, while the life insurance plans are generally non contributory. The life insurance benefits are provided to employees who retired before July 1, 2002.

The following table provides a reconciliation of benefit obligations, plan assets and the funded status of these plans:

	Pension Benefits		Other Postretirement Benefits
Millions of dollars	2005	2004	2005	2004
Change in benefit obligation:
Benefit obligation, January 1	$223	$190	$117	$119
Service cost	21	18	3	3
Interest cost	13	12	6	7
Actuarial (gain) loss	9	14	(1)	(8)
Plan amendments	—	—	(10)	—
Benefits paid	(10)	(11)	(5)	(4)

Benefit obligation, December 31	256	223	110	117

Change in plan assets:
Fair value of plan assets, January 1	152	132
Actual return on plan assets	10	15
Partnership contributions	17	16
Benefits paid	(10)	(11)

Fair value of plan assets, December 31	169	152

Funded status	(87)	(71)	(110)	(117)
Unrecognized actuarial and investment loss	66	61	3	4
Unrecognized prior service cost (benefit)	(2)	(2)	(3)	10

Net amount recognized	$(23)	$(12)	$(110)	$(103)

Amounts recognized in the Consolidated Balance Sheet consist of:
Prepaid benefit cost	$15	$17	$—	$—
Accrued benefit liability	(58)	(50)	(110)	(103)
Accumulated other comprehensive income	20	21	—	—

Net amount recognized	$(23)	$(12)	$(110)	$(103)

Additional Information:
Accumulated benefit obligation for defined benefit plans, December 31	$209	$184
Increase (decrease) in minimum liability included in other comprehensive income	(1)	1

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.	Pension and Other Postretirement Benefits—(Continued)

The 2005 decrease in the benefit obligation and increase in unrecognized prior service benefit reflect the amendment of the Equistar postretirement medical plan, effective January 1, 2006, that reduced retiree medical benefits.

The accrued benefit liability for pension and other postretirement benefits is included in “Other liabilities” in the Consolidated Balance Sheets.

Pension plans with projected benefit obligations and accumulated benefit obligations in excess of the fair value of assets are summarized as follows at December 31:

Millions of dollars	2005	2004
Projected benefit obligation	$237	$203
Accumulated benefit obligations	190	164
Fair value of assets	146	129

Net periodic pension and other postretirement benefit costs included the following components:

	Pension Benefits			Other Postretirement Benefits
Millions of dollars	2005	2004	2003	2005	2004	2003
Service cost	$21	$18	$17	$3	$3	$3
Interest cost	13	12	10	6	7	7
Actual gain on plan assets	(10)	(15)	(23)	—	—	—
Less-unrecognized gain (loss)	(2)	5	15	—	—	—

Recognized gain on plan assets	(12)	(10)	(8)	—	—	—
Prior service cost amortization	—	—	—	2	2	2
Actuarial and investment loss amortization	6	5	7	—	—	—

Net periodic benefit cost	$28	$25	$26	$11	$12	$12

The assumptions used in determining the net benefit liability were as follows at December 31:

	Pension Benefits		Other Postretirement Benefits
	2005	2004	2005	2004
Weighted-average assumptions as of December 31:
Discount rate	5.50%	5.75%	5.50%	5.75%
Rate of compensation increase	4.50%	4.50%

The assumptions used in determining net benefit cost were as follows for the year ended December 31:

	Pension Benefits			Other Postretirement Benefits
	2005	2004	2003	2005	2004	2003
Weighted-average assumptions for the year:
Discount rate	5.75%	6.25%	6.50%	5.75%	6.25%	6.50%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	4.50%	4.50%	4.50%

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.	Pension and Other Postretirement Benefits—(Continued)

The assumed annual rate of increase in the per capita cost of covered health care benefits as of December 31, 2005 was 10% for 2006 through 2007, decreasing 1% per year to 5% in 2011 and thereafter. The health care cost trend rate assumption does not have a significant effect on the amounts reported due to limits on Equistar’s maximum contribution level to the medical plan. To illustrate, increasing or decreasing the assumed health care cost trend rates by one percentage point in each year would change the accumulated other postretirement benefit liability as of December 31, 2005 by less than $1 million and would not have a material effect on the aggregate service and interest cost components of the net periodic other postretirement benefit cost for the year then ended.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was enacted in December 2003. The effect of the Act was not significant to Equistar’s consolidated financial statements and was recognized in the December 31, 2004 accumulated postretirement benefit obligation. The effect of the subsidy on the measurement of net periodic benefit cost for 2005 was not significant.

Management’s goal is to manage pension investments over the long term to achieve optimal returns with an acceptable level of risk and volatility. Targeted asset allocations of 55% U.S. equity securities, 15% non-U.S. equity securities, and 30% fixed income securities were adopted in 2003 for the plans based on recommendations by Equistar’s independent pension investment advisor. Investment policies prohibit investments in securities issued by Equistar or an affiliate, such as Lyondell or Millennium, or investment in speculative derivative instruments. The investments are marketable securities that provide sufficient liquidity to meet expected benefit obligation payments.

Equistar’s expected long-term rate of return on plan assets of 8% is based on the average level of earnings that its independent pension advisor has advised could be expected to be earned over time, using the expected returns based on an asset allocation of 55% U.S. equity securities, 15% non-U.S. equity securities and 30% fixed income securities recommended by the advisor, and adopted for the plans.

Equistar’s pension plan weighted-average asset allocations by asset category were as follows at December 31:

	2005 Policy	2005	2004
Asset Category:
U.S. equity securities	55%	54%	57%
Non-U.S. equity securities	15%	16%	15%
Fixed income securities	30%	30%	28%

Total	100%	100%	100%

Equistar expects to contribute approximately $17 million to its pension plans in 2006.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.	Pension and Other Postretirement Benefits—(Continued)

As of December 31, 2005, future expected benefit payments, which reflect expected future service, as appropriate, were as follows:

Millions of dollars	Pension Benefits	Other Benefits
2006	$14	$7
2007	15	7
2008	16	8
2009	18	8
2010	18	8
2011 through 2015	109	44

Equistar also maintains voluntary defined contribution savings plans for eligible employees. Contributions to the plans by Equistar were $12 million in each of 2005, 2004 and 2003.

15.	Commitments and Contingencies

Commitments—Equistar has various purchase commitments for materials, supplies and services incident to the ordinary conduct of business, generally for quantities required for its businesses and at prevailing market prices. Equistar is also a party to various obligations to purchase products and services, principally for utilities and industrial gases. These commitments are designed to assure sources of supply and are not expected to be in excess of normal requirements. See also Note 4, describing related party transactions. At December 31, 2005, future minimum payments under those contracts with noncancelable contract terms in excess of one year and fixed minimum payments were as follows:

Millions of dollars
2006	$290
2007	282
2008	279
2009	277
2010	276
Thereafter through 2023	2,651

Total minimum contract payments	$4,055

Equistar’s total purchases under these agreements were $494 million, $378 million and $317 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Leased Facility—Equistar has an ethylene facility in Lake Charles, Louisiana, which has been idled since the first quarter of 2001, pending sustained improvement in market conditions. The facility and land, which are included in property, plant and equipment at a net book value of $137 million, are leased from Occidental. In May 2003, Equistar and Occidental entered into a new one-year lease, which had renewal provisions for two additional one-year periods at either party’s option. Equistar exercised the second one-year renewal option that expires in May 2006. If the Lake Charles lease terminates, Occidental will either (1) allow Equistar to acquire, operate or receive the benefit of operating the Lake Charles facility, (2) pay Equistar $75 million in cash or (3) transfer or pay to Equistar 5.4 million shares of Lyondell common stock or the sale proceeds from 5.4 million shares of Lyondell common stock or a combination of both if the value is greater than $75 million. The parties are investigating alternatives related to the facility and land.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Commitments and Contingencies—(Continued)

Environmental Remediation—Equistar’s accrued liability for future environmental remediation costs at three of its plant sites totaled $1 million as of December 31, 2005 and 2004. In the opinion of management, there is no material estimable range of reasonably possible loss in excess of the liability recorded for environmental remediation. However, it is possible that new information about the sites for which the accrual has been established, new technology or future developments such as involvement in investigations by regulatory agencies, could require Equistar to reassess its potential exposure related to environmental matters.

Equistar currently estimates that environmentally related capital expenditures at its facilities will be approximately $71 million for 2006 and $27 million in 2007.

MTBE—In the U.S., the Clean Air Act Amendments of 1990 set minimum levels for oxygenates, such as MTBE, used in gasoline sold as reformulated fuel in areas not meeting specified air quality standards. However, the presence of MTBE in some water supplies in California and other states due to gasoline leaking from underground storage tanks and in surface water from recreational water craft led to public concern about the use of MTBE and resulted in the U.S. federal Energy Policy Act of 2005 and U.S. state governmental initiatives to reduce the use of MTBE.

The federal Energy Policy Act of 2005, which was enacted in the U.S. in August 2005, does not phase-down or ban the use of MTBE. However, the Act eliminates the oxygen standard for reformulated fuels, effective May 6, 2006, and also contains a renewable fuel standard that mandates the use of ethanol in gasoline. As a result of the elimination of the oxygen standard for reformulated fuels, companies may choose to no longer use MTBE or any other oxygenate. Various U.S. states have banned or are considering banning the use of MTBE. For example, California, Connecticut and New York banned MTBE, effective January 2004, and New Jersey banned MTBE, effective January 2009. In addition, beginning in 2003, several major oil companies substantially reduced or discontinued the use of MTBE in gasoline produced for California markets and several refiners have indicated their intent to completely discontinue the use of MTBE in the U.S. In addition to decisions by certain refiners and blenders to discontinue use of MTBE, some common carrier pipelines have announced that they will not carry reformulated gasoline containing MTBE beginning as early as March 2006. It is not clear whether these actions by pipelines are consistent with regulatory requirements and Lyondell, which owns Equistar, is contesting these actions by pipelines.

The combination of these actions is expected to negatively affect U.S. MTBE demand and, therefore, negatively impact Equistar’s revenues. Equistar’s North American MTBE business accounted for approximately $378 million of Equistar’s revenues in 2005. However, at this time, Equistar cannot predict the full impact that the U.S. federal legislation, state governmental initiatives and bans, and these commercial actions will have on MTBE margins or volumes longer term. Equistar intends to continue offering MTBE in the U.S., as well as outside of the U.S. However, should it become necessary or desirable to significantly reduce MTBE production as a result of state bans or commercial decisions by refiners, blenders and pipelines to discontinue use or transportation of MTBE, Equistar may make capital expenditures to add the flexibility to produce alternative gasoline blending components, such as iso-octane, iso-octene (also known as “di-isobutylene”) or ethyl tertiary butyl ether (“ETBE”), at its MTBE plant. Conversion and product decisions will be influenced by further regulatory and market developments. The profit contribution related to the non-ether alternative gasoline blending components is likely to be lower than that historically realized on MTBE. In addition, there likely will be higher distribution costs associated with exporting MTBE outside of the U.S., and the increased supply of MTBE may reduce profitability of MTBE in these export markets.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Commitments and Contingencies—(Continued)

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

16.	Supplemental Cash Flow Information

Supplemental cash flow information is summarized as follows for the periods presented:

	For the year ended December 31,
Millions of dollars	2005	2004	2003
Cash paid for interest	$221	$220	$208

17.	Segment and Related Information

Equistar operates in one reportable segment, ethylene, co-products and derivatives (“EC&D”), which includes: the ethylene and co-products product group, including primarily manufacturing and marketing of ethylene, its co-products, including propylene, butadiene, fuels and aromatics; and the derivatives product group, including primarily manufacturing and marketing of ethylene oxide, ethylene glycol and polyethylene (see Note 1).

The accounting policies of the segment are the same as those described in “Summary of Significant Accounting Policies” (see Note 2). Transfers of product from the ethylene and co-products product group to the derivatives product group are made at prices approximating prevailing market prices. No trade customer accounted for 10% or more of Equistar’s consolidated sales during any year in the three-year period ended December 31, 2005; however, sales to Lyondell were approximately 10% in both 2005 and 2004.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.	Segment and Related Information—(Continued)

Although Equistar operates in one integrated reportable segment, Equistar has provided certain additional data, as shown below, for two product groups: the ethylene and co-products group, reflecting the products of the core ethylene manufacturing processes, and the derivatives products group.

Millions of dollars	Ethylene & co-products	Derivatives	Other	Eliminations	Consolidated
2005
Sales and other operating revenues:
Customers	$7,893	$3,793	$—	$—	$11,686
Inter-product group	2,451	—	—	(2,451)	—

	10,344	3,793	—	(2,451)	11,686
Operating income	891	77	—	—	968
Total assets	3,198	1,803	319	—	5,320
Capital expenditures	109	43	1	—	153
Depreciation and amortization expense	224	98	—	—	322

2004
Sales and other operating revenues:
Customers	$6,059	$3,257	$—	$—	$9,316
Inter-product group	2,077	—	—	(2,077)	—

	8,136	3,257	—	(2,077)	9,316
Operating income	476	18	—	—	494
Total assets	3,095	1,808	171	—	5,074
Capital expenditures	79	22	—	—	101
Depreciation and amortization expense	225	88	—	—	313

2003
Sales and other operating revenues:
Customers	$4,023	$2,522	$—	$—	$6,545
Inter-product group	1,514	—	—	(1,514)	—

	5,537	2,522	—	(1,514)	6,545
Operating income (loss)	56	(154)	—	—	(98)
Total assets	2,950	1,721	357	—	5,028
Capital expenditures	71	35	—	—	106
Depreciation and amortization expense	216	91	—	—	307

The following table presents the details of “Total assets” as presented above in the “Other” column as of December 31, for the years indicated:

Millions of dollars	2005	2004	2003
Cash and cash equivalents	$215	$39	$199
Accounts receivable—trade and related parties	2	11	2
Prepaid expenses and other current assets	12	7	17
Property, plant and equipment, net	6	9	13
Other assets, net	84	105	126

Total assets	$319	$171	$357

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Equistar performed an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer (principal executive officer) and the Senior Vice President and Chief Financial Officer (principal financial officer), of the effectiveness of Equistar’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2005. Based upon that evaluation, the Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that Equistar’s disclosure controls and procedures are effective.

There were no changes in Equistar’s internal control over financial reporting that occurred during Equistar’s last fiscal quarter (the fourth quarter 2005) that have materially affected, or are reasonably likely to materially affect, Equistar’s internal control over financial reporting.

Equistar’s management’s report on internal control over financial reporting appears on page 39 of this Annual Report on Form 10-K. In addition, PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has audited management’s assessment of the effectiveness of Equistar’s internal control over financial reporting, as of December 31, 2005, as stated in their report that appears on page 40 of this Annual Report on Form 10-K.

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

Omitted pursuant to General Instruction I of Form 10-K.

Item 13. Certain Relationships and Related Transactions

Omitted pursuant to General Instruction I of Form 10-K.

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table presents fees for audit services rendered by PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) for the audit of Equistar’s annual financial statements for the years ended December 31, 2005 and 2004, and fees billed or expected to be billed for audit-related, tax and all other services rendered by PricewaterhouseCoopers during those periods.

Thousands of dollars	2005	2004
Audit fees (a)	$1,350	$1,920
Audit-related fees (b)	297	120
Tax fees	—	—
All other fees	—	—

Total	$1,647	$2,040

(a)	Audit fees consist of the aggregate fees billed or expected to be billed for professional services rendered by PricewaterhouseCoopers for the audit of Equistar’s annual financial statements, the review of financial statements included in Equistar’s Form 10-Qs or for services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for those fiscal years. Of the 2004 audit fees shown in the table, $733,000 represents fees billed in 2005 related to 2004 audit services. Of the 2005 audit fees shown in the table, $500,000 represents fees expected to be billed in 2006 related to 2005 audit services.
(b)	Audit-related fees consist of the aggregate fees billed for assurance and related services by PricewaterhouseCoopers that are reasonably related to the performance of the audit or review of Equistar’s financial statements. This category includes fees related to: the performance of audits of Equistar’s benefit plans; agreed-upon or expanded audit procedures relating to accounting and/or billing records required to respond to or comply with financial, accounting or regulatory reporting matters; and consultations as to the accounting or disclosure treatment of transactions or events and/or the actual or potential impact of final or proposed rules, standards or interpretations by regulatory or standard setting bodies. Of the 2004 audit-related fees shown in the table, $120,000 represents fees billed in 2005 related to 2004 audit-related services. Of the 2005 audit-related fees shown in the table, $152,000 represents fees expected to be billed in 2006 related to 2005 audit-related services.

Pre-Approval Policy

Generally, the Partnership Governance Committee of Equistar serves as Equistar’s Audit Committee, and is directly responsible for overseeing the work of the independent registered public accounting firm. However, as a result of Lyondell’s November 30, 2004 acquisition of Millennium, Equistar and Millennium became consolidated subsidiaries of Lyondell. Therefore, to protect the independence of Equistar’s independent registered public accounting firm and to ensure that services provided by the independent registered public accounting firm are pre-approved by an independent governing body, on December 1, 2004, Equistar’s Partnership Governance Committee revised its pre-approval policy. Under the revised pre-approval policy, Equistar’s Partnership Governance Committee has delegated to Lyondell’s Audit Committee, which is comprised entirely of independent directors, the responsibility for reviewing and pre-approving all audit and non-audit services to be provided for Equistar by Equistar’s independent registered public accounting firm (including affiliates or related member firms).

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

PART IV

I tem 15. Exhibits and Financial Statement Schedules

(a) The following exhibits are filed as a part of this report:

Exhibit No.		Description of Document

3.1		Certificate of Limited Partnership of the Registrant dated as of October 17, 1997 (13)

3.1	(a)	Certificate of Amendment to the Certificate of Limited Partnership of the Registrant dated as of May 15, 1998 (13)

3.1	(b)	Certificate of Amendment to the Certificate of Limited Partnership of the Registrant dated as of October 31, 2002 (13)

3.1	(c)	Certificate of Amendment to the Certificate of Limited Partnership of the Registrant dated as of November 30, 2004 (13)

3.2		Amended and Restated Limited Partnership Agreement of the Registrant dated as of November 29, 2004 (11)

4.1		Indenture among the Registrant, Equistar Funding Corporation and The Bank of New York, as Trustee, dated as of January 15, 1999 (1)

4.1	(a)	Form of First Supplemental Indenture among the Registrant, Equistar Funding Corporation and The Bank of New York, as Trustee (1)

4.1	(b)	Form of Note (attached as Exhibit A to the Form of First Supplemental Indenture among the Registrant, Equistar Funding Corporation and The Bank of New York, as Trustee, filed herewith as Exhibit 4.1(a)) (1)

4.1	(c)	Form of Second Supplemental Indenture among the Registrant, Equistar Funding Corporation and The Bank of New York, as Trustee (1)

4.1	(d)	Form of Note (attached as Exhibit A to the Form of Second Supplemental Indenture among the Registrant, Equistar Funding Corporation and The Bank of New York, as Trustee, filed herewith as Exhibit 4.1(c)) (1)

4.2		Credit Agreement dated as of December 17, 2003 among the Registrant, the subsidiaries of the Registrant party thereto, the lenders party thereto and Bank One, NA, Credit Suisse First Boston and JP Morgan Chase Bank as Co-Documentation Agents, Bank of America, N.A. and Citicorp USA, Inc. as Co-Collateral Agents, and Citicorp USA, Inc. as Administrative Agent (8)

4.2	(a)	Amendment No. 1 dated as of June 25, 2004 to Credit Agreement dated as of December 17, 2003 among the Registrant, the subsidiaries of the Registrant party thereto, the lenders party thereto and Bank One, NA, Credit Suisse First Boston and JP Morgan Chase Bank as Co-Documentation Agents, Bank of America, N.A. and Citicorp USA, Inc. as Co-Collateral Agents, and Citicorp USA, Inc. as Administrative Agent (9)

4.2	(b)	Amendment No. 2 dated as of November 2, 2005 to Credit Agreement dated as of December 17, 2003 among the Registrant, the subsidiaries of the Registrant party thereto, the lenders party thereto, Credit Suisse First Boston, JPMorgan Chase Bank, N.A. and Wachovia Bank, National Association as Co-Documentations Agents, Citicorp USA, Inc. and Bank of America, N.A. as Co-Collateral Agents, and Citicorp USA, Inc. as Administrative Agent (12)

4.3		Indenture between Lyondell Petrochemical Company and Texas Commerce Bank National Association, as Trustee, dated as of January 29, 1996 (1)

4.3	(a)	First Supplemental Indenture dated as of February 15, 1996, between Lyondell Petrochemical Company and Texas Commerce Bank National Association, as Trustee, to the Indenture dated as of January 29, 1996 (1)

4.3	(b)	Second Supplemental Indenture dated as of December 1, 1997, among Lyondell Petrochemical Company, the Registrant and Texas Commerce Bank National Association, as Trustee, to the Indenture dated as of January 29, 1996 (1)

4.3	(c)	Third Supplemental Indenture dated as of November 3, 2000 among Lyondell Chemical Company, the Registrant and The Chase Manhattan Bank, as Trustee, to the Indenture dated as of January 29, 1996 (3)

4.3	(d)	Fourth Supplemental Indenture dated as of November 17, 2000 among Lyondell Chemical Company, the Registrant and The Chase Manhattan Bank, as Trustee, to the Indenture dated as of January 29, 1996 (3)

4.4		Indenture dated as of August 24, 2001 among the Registrant, Equistar Funding Corporation and The Bank of New York, as Trustee (2)

4.4	(a)	Form of Note dated as of August 24, 2001 (attached as Exhibit A to the Indenture dated as of August 24, 2001 among Equistar Chemical, LP, Equistar Funding and The Bank of New York, as Trustee, filed herewith as Exhibit 4.4) (2)

4.5		Indenture dated as of April 22, 2003 among the Registrant, Equistar Funding Corporation and The Bank of New York, as Trustee (6)

4.5	(a)	Form of Note dated as of April 22, 2003 (attached as Exhibit A to the Indenture dated as of April 22, 2003 among the Registrant, Equistar Funding Corporation and The Bank of New York, as Trustee, filed herewith as Exhibit 4.5) (6)

4.5	(b)	First Supplemental Indenture dated as of November 21, 2003 among the Registrant, Equistar Funding Corporation and The Bank of New York, as Trustee, to the Indenture dated as of April 22, 2003 (7)

4.6		Security Agreement dated as of December 17, 2003 among the Registrant, the other borrowers and guarantors party thereto, and Citicorp USA, Inc. as Administrative Agent (8)

4.7		Receivables Purchase Agreement dated as of December 17, 2003 among Equistar Receivables II, LLC as the seller, the Registrant as the servicer, the banks and other financial institutions party thereto as purchasers, Bank One, NA, Credit Suisse First Boston and JP Morgan Chase Bank as Co-Documentation Agents, Citicorp USA, Inc. and Bank of America, N.A. as Co-Asset Agents, Citicorp USA, Inc., as Administrative Agent, and Citigroup Global Markets Inc. and Banc of America Securities LLC as Joint Lead Arrangers and Joint Bookrunners (8)

4.7	(a)	Amendment No. 1 dated as of June 25, 2004 to Receivables Purchase Agreement dated as of December 17, 2003 among Equistar Receivables II, LLC as the seller, the Registrant as the servicer, the banks and other financial institutions party thereto as purchasers, Bank One, NA, Credit Suisse First Boston and JP Morgan Chase Bank as Co-Documentation Agents, Citicorp USA, Inc. and Bank of America, N.A. as Co-Asset Agents, Citicorp USA, Inc., as Administrative Agent, and Citigroup Global Markets Inc. and Banc of America Securities LLC as Joint Lead Arrangers and Joint Bookrunners (9)

4.7	(b)	Amendment No. 2 dated as of November 2, 2005 to Receivables Purchase Agreement dated as of December 17, 2003 among Equistar Receivables II, LLC as the seller, the Registrant as the servicer, the banks and other financial institutions party thereto as purchasers, Citicorp USA, Inc as Co-Asset Agent and Administrative Agent for the purchasers, Credit Suisse First Boston, JPMorgan Chase Bank, N.A. and Wachovia Bank, National Association as Co-Documentations Agents, Bank of America, N.A. as Co-Asset Agents (12)

4.8		Undertaking Agreement dated as of December 17, 2003 by the Registrant (8)

4.8	(a)	Amendment No. 1 dated as of June 25, 2004 to Undertaking Agreement dated as of December 17, 2003 by the Registrant (9)

4.8	(b)	Amendment No. 2 dated as of November 2, 2005 to Undertaking Agreement dated as of December 17, 2003 by the Registrant (12)

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

12	Statement Setting Forth Detail for Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Principal Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

99.1	Consolidated Financial Statements of Lyondell Chemical Company

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (No. 333-76473) and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (No. 333-70048) and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (No. 333-111134) and incorporated herein by reference.
(8)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated December 17, 2003 and incorporated herein by reference.
(9)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference.
(10)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.
(11)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of November 30, 2004 and incorporated herein by reference.
(12)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of November 2, 2005 and incorporated herein by reference.
(13)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

Copies of exhibits will be furnished upon prepayment of 25 cents per page. Requests should be addressed to the Secretary.

(b) Consolidated Financial Statements and Financial Statement Schedules

(1) Consolidated Financial Statements

Consolidated Financial Statements filed as part of this Annual Report on Form 10-K are listed in the Index to Financial Statements on page 38.

(2) Financial Statement Schedules

Financial statement schedules are omitted because they are not applicable or the required information is contained in the Financial Statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 15th day of March, 2006.

EQUISTAR CHEMICALS, LP, by its General Partner

MILLENNIUM PETROCHEMICALS GP LLC By: Millennium Petrochemicals Inc.

By:	/S/ MORRIS GELB
Morris Gelb President

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2006.

Name	Title (Millennium Petrochemicals Inc.)

/S/ MORRIS GELB Morris Gelb (Principal Executive Officer)	President and Director

/S/ KAREN A. TWITCHELL Karen A. Twitchell (Principal Financial and Accounting Officer)	Vice President and Treasurer

/S/ T. KEVIN DENICOLA T. Kevin DeNicola	Director

/S/ EDWARD J. DINEEN Edward J. Dineen	Director

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 15th day of March, 2006.

Name	Title

/S/ DAN F. SMITH Dan F. Smith (Principal Executive Officer)	Chief Executive Officer Member, Partnership Governance Committee

/S/ T. KEVIN DENICOLA T. Kevin DeNicola (Principal Financial Officer)	Senior Vice President and Chief Financial Officer Member, Partnership Governance Committee

/S/ CHARLES L. HALL Charles L. Hall (Principal Accounting Officer)	Vice President and Controller

/S/ BART DE JONG Bart de Jong	Member, Partnership Governance Committee

/S/ MORRIS GELB Morris Gelb	Member, Partnership Governance Committee

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED

PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

Neither an annual report covering the Registrant’s last fiscal year nor proxy materials with respect to any annual or other meeting of security holders have been sent to security holders.