Form 10-Q
period 2006-03-31
EQUISTAR CHEMICALS LP
filed 2006-05-04
CIK 1081158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

(Check one):    Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

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

EQUISTAR CHEMICALS, LP

CONSOLIDATED STATEMENTS OF INCOME

	For the three months ended March 31,
Millions of dollars	2006	2005
Sales and other operating revenues
Trade	$2,414	$2,242
Related parties	622	619

	3,036	2,861

Operating costs and expenses
Cost of sales	2,670	2,417
Selling, general and administrative expenses	48	50
Research and development expenses	8	8

	2,726	2,475

Operating income	310	386
Interest expense	(55)	(56)
Interest income	2	2
Other expense, net	(1)	—

Net income	$256	$332

See Notes to the Consolidated Financial Statements.

EQUISTAR CHEMICALS, LP

CONSOLIDATED BALANCE SHEETS

Millions of dollars	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$33	$215
Accounts receivable:
Trade, net	596	685
Related parties	296	239
Inventories	801	657
Prepaid expenses and other current assets	43	53

Total current assets	1,769	1,849

Property, plant and equipment, net	3,022	3,063
Investments	57	58
Other assets, net	334	350

Total assets	$5,182	$5,320

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current maturities of long-term debt	$—	$150
Accounts payable:
Trade	653	622
Related parties	129	113
Accrued liabilities	182	275

Total current liabilities	964	1,160

Long-term debt	2,160	2,161
Other liabilities and deferred revenues	419	416
Commitments and contingencies
Partners’ capital:
Partners’ accounts	1,659	1,603
Accumulated other comprehensive loss	(20)	(20)

Total partners’ capital	1,639	1,583

Total liabilities and partners’ capital	$5,182	$5,320

See Notes to the Consolidated Financial Statements.

EQUISTAR CHEMICALS, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
Millions of dollars	2006	2005
Cash flows from operating activities
Net income	$256	$332
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	82	79
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	35	(268)
Inventories	(144)	(71)
Accounts payable	46	149
Other assets and liabilities, net	(86)	(87)

Net cash provided by operating activities	189	134

Cash flows from investing activities
Expenditures for property, plant and equipment	(22)	(35)
Proceeds from sales of assets	—	3

Net cash used in investing activities	(22)	(32)

Cash flows from financing activities
Distributions to owners	(200)	—
Repayment of long-term debt	(150)	(1)
Other	1	—

Net cash used in financing activities	(349)	(1)

Increase (decrease) in cash and cash equivalents	(182)	101
Cash and cash equivalents at beginning of period	215	39

Cash and cash equivalents at end of period	$33	$140

See Notes to the Consolidated Financial Statements.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

1. Basis of Preparation

The accompanying consolidated financial statements are unaudited and have been prepared from the books and records of Equistar Chemicals, LP and its subsidiaries (“Equistar”) in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. For further information, refer to the audited consolidated financial statements and notes thereto included in the Equistar Annual Report on Form 10-K for the year ended December 31, 2005. Certain previously reported amounts have been reclassified to conform to current period presentation.

2. Company Ownership

Equistar, a Delaware limited partnership, is owned 70.5% by Lyondell Chemical Company (“Lyondell”) and 29.5% by Millennium Chemicals Inc. (“Millennium”). Equistar became a wholly owned subsidiary of Lyondell as a result of Lyondell’s acquisition of Millennium in 2004. The consolidated financial statements of Equistar reflect its historical cost basis and, accordingly, do not reflect any purchase accounting adjustments related to the acquisition by Lyondell of Millennium and Millennium’s interest in Equistar.

3. Accounting and Reporting Changes

Effective January 1, 2006, Equistar adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment using the modified prospective method and, consequently, has not adjusted results of prior periods. Equistar previously accounted for these plans according to the provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Equistar’s application of SFAS No. 123 (revised 2004) had no material effect on its consolidated financial statements.

In September 2005, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board reached consensus on one issue of EITF Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty, that inventory purchase and sales transactions with the same counterparty that are entered into in contemplation of one another should be combined for purposes of applying Accounting Principles Board Opinion No. 29, Accounting for Nonmonetary Transactions. Equistar currently records certain purchases and sales of chemical products entered into contemporaneously with the same counterparty as cost of sales and revenues. The EITF consensus could result in a reduction of Equistar’s reported revenues and cost of sales for affected transactions. The consensus on this issue would apply to transactions entered into beginning in the second quarter 2006. Equistar does not expect the application of EITF 04-13 to have a material effect on its consolidated financial statements.

4. Accounts Receivable

Equistar has a four-year, $600 million accounts receivable sales facility that matures in November 2010. Pursuant to this facility, Equistar sells, through a wholly-owned, bankruptcy-remote subsidiary, on an ongoing basis and without recourse, an interest in a pool of accounts receivable to financial institutions participating in the facility. Equistar is responsible for servicing the receivables. The outstanding amount of receivables sold under the facility as of March 31, 2006 and December 31, 2005 was $225 million and $200 million, respectively.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Inventories

Inventories consisted of the following:

Millions of dollars	March 31, 2006	December 31, 2005
Finished goods	$470	$400
Work-in-process	8	11
Raw materials	211	132
Materials and supplies	112	114

Total inventories	$801	$657

6. Property, Plant and Equipment, Net

The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows:

Millions of dollars	March 31, 2006	December 31, 2005
Land	$78	$78
Manufacturing facilities and equipment	6,197	6,184
Construction in progress	105	98

Total property, plant and equipment	6,380	6,360
Less accumulated depreciation	(3,358)	(3,297)

Property, plant and equipment, net	$3,022	$3,063

Depreciation and amortization is summarized as follows:

	For the three months ended March 31,
Millions of dollars	2006	2005
Property, plant and equipment	$63	$63
Turnaround costs	10	9
Software costs	5	4
Other	4	3

Total depreciation and amortization	$82	$79

7. Accounts Payable

Accounts payable at March 31, 2006 and December 31, 2005 included liabilities in the amounts of $7 million and $6 million, respectively, for checks issued in excess of associated bank balances but not yet presented for collection.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. Deferred Revenues

Deferred revenues at March 31, 2006 and December 31, 2005 of $172 million and $171 million, respectively, represent advances from customers for partial prepayments for products to be delivered under long-term product supply contracts. Trade sales and other operating revenues included $5 million and $4 million in the three-month periods ended March 31, 2006 and 2005, respectively, of such previously deferred revenues.

9. Long-Term Debt

Long-term debt consisted of the following:

Millions of dollars	March 31, 2006	December 31, 2005
$400 million inventory-based revolving credit facility	$—	$—
Other debt obligations:
Senior Notes due 2008, 10.125%	700	700
Senior Notes due 2011, 10.625% ($7 million of premium)	707	708
Debentures due 2026, 7.55%	150	150
Notes due 2006, 6.5%	—	150
Notes due 2009, 8.75%	600	600
Other	3	3

Total long-term debt	2,160	2,311
Less current maturities	—	(150)

Total long-term debt, net	$2,160	$2,161

Lyondell remains a guarantor of Equistar’s $150 million, 7.55% Debentures due 2026. The unaudited interim consolidated financial statements of Lyondell are filed as an exhibit to Equistar’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.

In February 2006, Equistar repaid, at maturity, the $150 million of 6.5% Notes outstanding.

Amortization of debt issuance costs of $1 million for each of the three-month periods ended March 31, 2006 and 2005 is included in interest expense in the Consolidated Statements of Income.

10. Pension and Other Postretirement Benefits

Net periodic pension and other postretirement benefit costs included the following components for the three months ended March 31:

	Pension Benefits		Other Postretirement Benefits
Millions of dollars	2006	2005	2006	2005
Service cost	$6	$5	$1	$1
Interest cost	3	3	1	2
Recognized return on plan assets	(3)	(3)	—	—
Amortization	1	1	—	—

Net periodic benefit cost	$7	$6	$2	$3

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. Commitments and Contingencies

Leased Facility—Equistar has an ethylene facility in Lake Charles, Louisiana, which has been idled since the first quarter of 2001, pending sustained improvement in market conditions. The facility and land, which are included in property, plant and equipment at a net book value of $135 million, are leased from Occidental Chemical Corporation, a subsidiary of Occidental Petroleum Corporation (together with its subsidiaries and affiliates, collectively (“Occidental”). In May 2003, Equistar and Occidental entered into a new one-year lease, which had renewal provisions for two additional one-year periods at either party’s option. Equistar exercised the second one-year renewal option that expires in May 2006. If the Lake Charles lease terminates, Occidental will either (1) allow Lyondell or its designee to acquire, operate or receive the benefit of operating the Lake Charles facility, (2) pay Lyondell or its designee $75 million in cash or (3) transfer or pay to Lyondell or its designee 5.4 million shares of Lyondell common stock or the sale proceeds from 5.4 million shares of Lyondell common stock or a combination of both if the value is greater than $75 million. Equistar expects that the lease will be renewed.

Environmental Remediation—Equistar’s accrued liability for future environmental remediation costs at three of its plant sites totaled $1 million as of March 31, 2006, and December 31, 2005. In the opinion of management, there is no material estimable range of reasonably possible loss in excess of the liability recorded for environmental remediation. However, it is possible that new information about the sites for which the accrual has been established, new technology or future developments such as involvement in investigations by regulatory agencies, could require Equistar to reassess its potential exposure related to environmental matters.

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

The federal Energy Policy Act of 2005, which was enacted in the U.S. in August 2005, does not phase-down or ban the use of MTBE. However, the Act eliminates the oxygen standard for reformulated fuels, effective May 6, 2006, and also contains a renewable fuel standard that mandates the use of ethanol in gasoline. As a result of the elimination of the oxygen standard for reformulated fuels, some companies are no longer using MTBE or any other oxygenate. Various U.S. states have banned or are considering banning the use of MTBE. For example, California, Connecticut and New York banned MTBE, effective January 2004, and New Jersey banned MTBE, effective January 2009. In addition, at this time, the majority of refiners and blenders have discontinued the use of MTBE in the U.S. In addition to decisions by refiners and blenders to discontinue use of MTBE, at this time some common carrier pipelines and terminals also have indicated an intention to discontinue handling gasoline containing MTBE. It is not clear whether these actions by pipelines and terminals are consistent with legal or regulatory requirements.

The combination of these actions is negatively affecting U.S. MTBE demand. Equistar’s North American MTBE business accounted for approximately $378 million of Equistar’s revenues in 2005. At this time, Equistar cannot predict the full impact that the U.S. federal legislation, state governmental initiatives and bans, and these commercial actions will have on MTBE margins or volumes longer term. Equistar intends to continue offering MTBE either in the U.S. or outside of the U.S. However, should it become necessary or desirable to significantly reduce MTBE production as a result of state bans or the commercial decisions by refiners, blenders, pipelines and

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. Commitments and Contingencies – (Continued)

terminals to discontinue use or handling of MTBE, Equistar may make capital expenditures to add the flexibility to produce alternative gasoline blending components, such as iso-octane, iso-octene (also known as “di-isobutylene”) or ethyl tertiary butyl ether (“ETBE”), at its MTBE plant. Conversion and product decisions will be influenced by further regulatory and market developments. The profit contribution related to the non-ether alternative gasoline blending components is likely to be lower than that historically realized on MTBE. In addition, there are higher distribution costs and import duties associated with exporting MTBE outside of the U.S., and the increased supply of MTBE may reduce profitability of MTBE in these export markets.

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

12. Comprehensive Income

The components of comprehensive income were as follows:

	For the three months ended March 31,
Millions of dollars	2006	2005
Net income	$256	$332
Other comprehensive loss -
Derivative instruments	—	(3)

Comprehensive income	$256	$329

13. Segment and Related Information

Equistar operates in one reportable segment, which is part of Lyondell’s ethylene, co-products and derivatives (“EC&D”) segment. Equistar’s EC&D segment includes: the ethylene and co-products product group, including primarily manufacturing and marketing of ethylene, its co-products, including propylene, butadiene, fuels and aromatics; and the derivatives product group, including primarily manufacturing and marketing of ethylene oxide, ethylene glycol and polyethylene.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued):

13. Segment and Related Information – (Continued)

Although Equistar operates in one integrated reportable segment, Equistar has provided certain additional data, as shown below, for two product groups: the ethylene and co-products group, reflecting the products of the core ethylene manufacturing processes, and the derivative products group.

In Millions	Ethylene & co-products	Derivatives	Eliminations	Consolidated
For the three months ended March 31, 2006
Sales and other operating revenues
Customers	$1,995	$1,041	$—	$3,036
Inter-product group	701	—	(701)	—

	2,696	1,041	(701)	3,036
Operating income	243	67	—	310

For the three months ended March 31, 2005
Sales and other operating revenues
Customers	$1,890	$971	$—	$2,861
Inter-product group	599	—	(599)	—

	2,489	971	(599)	2,861
Operating income	301	85	—	386

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with information contained in the Consolidated Financial Statements of Equistar Chemicals, LP, together with its consolidated subsidiaries (collectively, “Equistar”) and the notes thereto.

In addition to comparisons of current operating results with the same period in the prior year, Equistar has included, as additional disclosure, certain “trailing quarter” comparisons of first quarter 2006 operating results to fourth quarter 2005 operating results. Equistar’s businesses are highly cyclical, in addition to experiencing some less significant seasonal effects. Trailing quarter comparisons may offer important insight into the current business direction of Equistar.

References to industry benchmark prices or costs, including the weighted average cost of ethylene production, are generally to industry prices and costs reported by Chemical Marketing Associates, Incorporated (“CMAI”), except that crude oil and natural gas benchmark price references are to industry prices reported by Platts, a reporting service of The McGraw-Hill Companies.

Overview

Equistar manufactures and markets ethylene and its co-products, primarily propylene, butadiene and aromatics, which include benzene and toluene. Equistar also manufactures and markets ethylene derivatives, primarily polyethylene (including high density polyethylene (“HDPE”), low density polyethylene (“LDPE”) and linear-low density polyethylene (“LLDPE”)), ethylene glycol, ethylene oxide and its other derivatives, and ethanol. Equistar also manufactures and markets fuels, such as methyl tertiary butyl ether (“MTBE”) and alkylate, as well as polypropylene. Equistar is a wholly owned subsidiary of Lyondell.

During the first quarter 2006, the chemical industry generally continued to experience favorable supply/demand conditions. Average crude oil and natural gas prices were significantly higher compared to the first quarter 2005 and resulted in higher average raw material and energy costs, which were largely offset by higher product prices.

Equistar’s first quarter 2006 operating results reflected the effects of 27% higher average benchmark crude oil prices and 26% higher average benchmark natural gas prices compared to the first quarter 2005, which resulted in higher average raw material and energy costs that were not completely offset by higher average sales prices. As a result, average product margins were lower in the first quarter 2006 compared to the same quarter in 2005. U.S. market demand for ethylene and polyethylene in the first three months of 2006 decreased an estimated 5.2% and 1%, respectively, compared to the same period in 2005.

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

The following table shows the average U.S. benchmark prices for crude oil and natural gas for the applicable three-month period, as well as benchmark U.S. sales prices for ethylene, co-products propylene and benzene, and HDPE, which Equistar produces and sells. The benchmark weighted average cost of ethylene production, which is reduced by co-product revenues, is based on CMAI’s estimated average ratio of heavy liquid raw materials and NGLs used in U.S. ethylene production and is subject to revision.

	Average Benchmark Price and Percent Change Versus Prior Year Period Average
	For the three months ended March 31,		Percent Change
	2006	2005
Crude oil – dollars per barrel	63.30	49.65	27%
Natural gas – dollars per million BTUs	7.52	5.98	26%
Weighted average cost of ethylene production – cents per pound	29.86	23.33	28%
Ethylene – cents per pound	50.33	41.50	21%
Propylene – cents per pound	43.50	43.50	—
Benzene – cents per gallon	268.33	317.00	(15)%
HDPE – cents per pound	74.00	72.50	2%

As indicated in the table above, benchmark crude oil prices and natural gas prices increased significantly, resulting in higher raw material and energy costs in the first quarter 2006 compared to the first quarter 2005.

RESULTS OF OPERATIONS

Revenues—Equistar’s revenues of $3,036 million in the first quarter 2006 compared to revenues of $2,861 million in the first quarter 2005, reflecting higher average sales prices. As noted in the table above, benchmark sales prices in the first quarter 2006 averaged higher for ethylene, were comparable for propylene and HDPE, and averaged lower for benzene compared to the 2005 period. Ethylene and derivative sales volumes in the first quarter 2006 were comparable to the first quarter 2005.

Cost of Sales—Equistar’s cost of sales was $2,670 million in the first quarter 2006 and $2,417 million in the first quarter 2005. The increase was primarily due to higher raw material costs, which reflected higher prices for both crude oil and natural gas in the first quarter 2006 compared to the same period in 2005.

Operating Income—Equistar had operating income of $310 million in the first quarter 2006 and $386 million in the first quarter 2005. The decrease of $76 million was primarily due to lower product margins reflecting higher raw material and energy costs.

Net Income—Equistar’s net income was $256 million in the first quarter 2006 compared to $332 million in the first quarter 2005. The decrease of $76 million was primarily due to the decrease in first quarter 2006 operating income compared to the first quarter 2005.

First Quarter 2005 versus Fourth Quarter 2004

Equistar’s first quarter 2006 net income of $256 million compares to net income of $302 million in the fourth quarter 2005. The decrease of $46 million was primarily due to a decrease in product margins as a result of lower average sales prices, partially offset by a decrease in raw material costs, and the effect of higher sales volumes. The lower raw material costs primarily reflected decreased NGL prices in the first quarter 2006 compared to the fourth quarter 2005. Sales volumes for ethylene and derivatives increased 2% compared to the fourth quarter 2005.

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

	For the three months ended March 31,
Millions of dollars	2006	2005
Sales and other operating revenues:
Ethylene and co-products	$2,696	$2,489
Derivatives	1,041	971
Ethylene and co-products sales included in derivatives	(701)	(599)

Total	$3,036	$2,861

Operating income:
Ethylene and co-products	$243	$301
Derivatives	67	85

Total	$310	$386

Volumes in millions
Selected ethylene and co-products:
Ethylene and co-products (pounds)	4,487	4,521
Aromatics (gallons)	89	102
Derivatives products (pounds)	1,720	1,754

Ethylene and co-products

Revenues—Revenues were $2,696 million in the first quarter 2006 compared to revenues of $2,489 million in the first quarter 2005. The increase in revenues reflected higher sales prices, particularly for ethylene and fuel-related products. Ethylene and co-products sales volumes in the first quarter 2006 were comparable to the 2005 period.

Operating Income—Operating income in the first quarter 2006 was $243 million compared to $301 million in the first quarter 2005. The decrease of $58 million was primarily due to lower product margins. Higher raw material costs in the first quarter 2006 reflected the negative effect of significantly higher crude oil and natural gas prices compared to the first quarter 2005.

Derivatives

Revenues—Revenues were $1,041 million in the first quarter 2006 compared to revenues of $971 million in the first quarter 2005. The increase in revenues was primarily due to higher average sales prices. Sales volumes in the first quarter 2006 were comparable to the first quarter 2005.

Operating Income—Operating income for derivatives was $67 million in the first quarter 2006 compared to $85 million in the first quarter 2005. The $18 million decrease was primarily the result of lower product margins as higher raw material costs more than offset higher sales prices in the first quarter 2006.

FINANCIAL CONDITION

Operating Activities—Operating activities provided cash of $189 million in the first quarter 2006 and $134 million in the first quarter 2005. The $55 million improvement primarily reflected the benefit of a smaller net increase in the main components of working capital – accounts receivable, inventory and accounts payable – partly offset by lower earnings in the first quarter 2006 compared to the first quarter 2005.

In the first quarter 2006 and 2005, increases in the main components of working capital used cash of $63 million and $190 million, respectively.

Receivables showed a $35 million decrease in the first quarter 2006 and a $268 million increase in the first quarter 2005. The decrease in the first quarter 2006 reflected lower March 2006 sales revenues compared to December 2005 and an increase of $25 million in the outstanding amount of accounts receivable sold under Equistar’s accounts receivable sales facility, which more than offset the $84 million effect related to discounts noted below. The increase in the first quarter 2005 primarily reflected a $200 million decrease in the outstanding amount of accounts receivable sold under the accounts receivable sales facility and, to a lesser extent, the effect of higher average sales prices in the first quarter 2005.

Prior to January 2006, discounts were offered to certain customers for early payment for product. As a result, some receivable amounts were collected in December 2005 that otherwise would have been expected to be collected in January 2006. This included collections of $84 million in December 2005, related to receivables from Occidental Chemical Corporation, a subsidiary of Occidental Petroleum Corporation.

Inventories showed a $144 million increase in the first quarter 2006 compared to a $71 million increase in the first quarter 2005. The increase in the 2006 period reflected a shift from liquids to higher usage of NGLs in the production of ethylene and planned increases in polymers inventory levels in anticipation of scheduled maintenance at certain polymers production facilities in the second quarter 2006.

Accounts payable increased $46 million in the first quarter 2006 compared to $149 million in the first quarter 2005 due primarily to increases in raw material costs that were partly offset by decreases in energy costs. However, the rate of increase in raw material costs was lower during the first quarter 2006 compared to the first quarter 2005, while the rate of decrease in energy costs was greater in the first quarter 2006 compared to the first quarter 2005.

Investing Activities—Investing activities used cash of $22 million and $32 million in the first quarter 2006 and 2005, respectively, primarily for capital expenditures. Equistar’s capital budget for 2006 is $232 million and includes spending for base plant support, plant efficiency projects and projects related to environmental and regulatory requirements, including air emission reductions and wastewater management.

Financing Activities—Cash used by financing activities was $349 million in the first quarter 2006 and $1 million in the first quarter 2005. During the first quarter 2006, Equistar repaid the $150 million of 6.5% Notes outstanding, which matured in February 2006, and distributed $200 million to its owners. Equistar did not make distributions to its owners in the first quarter 2005.

Liquidity and Capital Resources—At March 31, 2006, Equistar’s long-term debt totaled $2.2 billion, or approximately 57% of its total capitalization and there were no current maturities. At March 31, 2006, Equistar had cash on hand of $33 million, and the total amount available under both the $400 million inventory-based revolving credit facility and the $600 million accounts receivable sales facility totaled approximately $708 million, giving effect to the borrowing base net of a $50 million unused availability requirement, the $225 million outstanding amount sold under the accounts receivable sales facility at March 31, 2006, and $17 million of outstanding letters of credit under the revolving credit facility as of March 31, 2006. The borrowing base is determined using a formula applied to accounts receivable and inventory balances. The revolving credit facility requires that the unused available amounts under that facility and the $600 million accounts receivable sales facility equal or exceed $50 million or, $100 million if the Interest Coverage Ratio, as defined, at the end of any period of four consecutive fiscal quarters is less than 2:1. There was no outstanding borrowing under the revolving credit facility at March 31, 2006.

Equistar’s ability to continue to pay or refinance its debt will depend on future operating performance, which could be affected by general economic, financial, competitive, legislative, regulatory, business and other factors, many of which are beyond its control. However, Equistar believes that conditions will be such that cash balances, cash generated from operating activities and funding under the credit facility will be adequate to meet anticipated future cash requirements, including scheduled debt repayments, necessary capital expenditures and ongoing operations. In the first quarter 2005, Standard & Poors (“S&P”) upgraded Equistar’s debt rating from B+ to BB- and gave Equistar a positive outlook. In April 2006, S&P placed Equistar’s debt ratings on Credit Watch with positive implications as a result of actions taken by Equistar’s parent, Lyondell, to explore the sale of a joint venture in which Lyondell has an interest.

Equistar’s inventory-based revolving credit facility, accounts receivable sales facility and indentures contain restrictive covenants. These covenants are described in Notes 5 and 11 to Equistar’s Consolidated Financial Statements included in Equistar’s Annual Report on Form 10-K for the year ended December 31, 2005. The potential impact of a breach of these covenants is discussed in “Liquidity and Capital Resources” under Item 7 of Equistar’s Annual Report on Form 10-K for the year ended December 31, 2005. There have been no changes in the terms of the covenants in the quarter ended March 31, 2006. Some of Equistar’s indentures require additional interest payments to the note holders if Equistar makes distributions when its Fixed Charge Coverage Ratio, as defined, is less than 1.75 to 1.

Off-Balance Sheet Arrangements—Equistar’s off-balance sheet arrangements are described in Item 7 of its Annual Report on Form 10-K for the year ended December 31, 2005. Equistar’s off-balance sheet arrangements did not change materially in the quarter ended March 31, 2006.

CURRENT BUSINESS OUTLOOK

The resumption of North American ethylene production in the industry during the first quarter 2006 after planned and unplanned outages is currently resulting in lower prices. Nonetheless, Equistar expects strong underlying business conditions to result in industry operating rates in the mid-90% range over the course of the year and to offset the effects of volatility and current high prices in the energy markets. Equistar believes its products are positioned for a strong 2006.

ACCOUNTING AND REPORTING CHANGES

Effective January 1, 2006, Equistar adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment using the modified prospective method and, consequently, has not adjusted results of prior periods. Equistar previously accounted for these plans according to the provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Equistar’s application of SFAS No. 123 (revised 2004) had no material effect on its consolidated financial statements.

In September 2005, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board reached consensus on one issue of EITF Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty, that inventory purchase and sales transactions with the same counterparty that are entered into in contemplation of one another should be combined for purposes of applying Accounting Principles Board Opinion No. 29, Accounting for Nonmonetary Transactions. Equistar currently records certain purchases and sales of chemical products entered into contemporaneously with the same counterparty as cost of sales and revenues. The EITF consensus could result in a reduction of Equistar’s reported revenues and cost of sales for affected transactions. The consensus on this issue would apply to transactions entered into beginning in the second quarter 2006. Equistar does not expect the application of EITF 04-13 to have a material effect on its consolidated financial statements.

Item 3. Disclosure of Market Risk

Equistar’s exposure to market risk is described in Item 7a of its Annual Report on Form 10-K for the year ended December 31, 2005. Equistar’s exposure to market risk has not changed materially in the quarter ended March 31, 2006.

Item 4. Controls and Procedures

Equistar performed an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer (principal executive officer) and Senior Vice President and Chief Financial Officer (principal financial officer), of the effectiveness of Equistar’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2006. Based upon that evaluation, the Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that Equistar’s disclosure controls and procedures are effective.

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

FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this report are “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements can be identified by words such as “estimate,” “believe,” “expect,” “anticipate,” “plan,” “budget” or other words that convey the uncertainty of future events or outcomes. Many of these forward-looking statements have been based on expectations and assumptions about future events that may prove to be inaccurate. While management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond Equistar’s control. Equistar’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to:

•	the availability, cost and price volatility of raw materials and utilities,

•	the supply/demand balances for Equistar’s products, and the related effects of industry production capacities and operating rates,

•	the cyclical nature of the chemical industry,

•	operating interruptions (including leaks, explosions, fires, weather-related incidents, mechanical failures, unscheduled downtimes, supplier disruptions, labor difficulties, transportation interruptions, spills and releases and other environmental risks),

•	uncertainties associated with the U.S. and worldwide economies, including those due to political tensions in the Middle East and elsewhere,

•	legal and environmental proceedings,

•	current and potential governmental regulatory actions in the U.S. and in other countries,

•	terrorist acts and international political unrest,

•	competitive products and pricing pressures,

•	access to capital markets,

•	technological developments, and

•	Equistar’s ability to implement its business strategies.

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

All forward-looking statements in this Form 10-Q are qualified in their entirety by the cautionary statements contained in this section, elsewhere in this report and in Equistar’s Annual Report on Form 10-K for the year ended December 31, 2005. See “Item 1A. Risk Factors” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These factors are not necessarily all of the important factors that could affect Equistar. Use caution and common sense when considering these forward-looking statements. Equistar does not intend to update these statements unless securities laws require it to do so.

In addition, this Form 10-Q contains summaries of contracts and other documents. These summaries may not contain all of the information that is important to an investor, and reference is made to the actual contract or document for a more complete understanding of the contract or document involved.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments with respect to Equistar’s legal proceedings previously reported in the Annual Report on Form 10-K for the year ended December 31, 2005.

Item 1A. Risk Factors

There have been no material changes with respect to Equistar’s risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2005, except as described below:

Legislative and other actions may reduce U.S. demand for MTBE and, therefore, Equistar may produce less profitable alternative gasoline blending components instead.

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

The federal Energy Policy Act of 2005, which was enacted in the U.S. in August 2005, does not phase-down or ban the use of MTBE. However, the Act eliminates the oxygen standard for reformulated fuels, effective May 6, 2006, and also contains a renewable fuel standard that mandates the use of ethanol in gasoline. As a result of the elimination of the oxygen standard for reformulated fuels, some companies are no longer using MTBE or any other oxygenate. Various U.S. states have banned or are considering banning the use of MTBE. For example, California, Connecticut and New York banned MTBE, effective January 2004, and New Jersey banned MTBE, effective January 2009. In addition, at this time, the majority of refiners and blenders have discontinued the use of MTBE in the U.S. In addition to decisions by refiners and blenders to discontinue use of MTBE, at this time some common carrier pipelines and terminals also have indicated an intention to discontinue handling gasoline containing MTBE. It is not clear whether these actions by pipelines and terminals are consistent with legal or regulatory requirements.

The combination of these actions is negatively affecting U.S. MTBE demand. Equistar’s North American MTBE business accounted for approximately $378 million of Equistar’s revenues in 2005. At this time, Equistar cannot predict the full impact that the U.S. federal legislation, state governmental initiatives and bans, and these commercial actions will have on MTBE margins or volumes longer term. Equistar intends to continue offering MTBE either in the U.S. or outside of the U.S. However, should it become necessary or desirable to significantly reduce MTBE production as a result of state bans or the commercial decisions by refiners, blenders, pipelines and terminals to discontinue use or handling of MTBE, Equistar may make capital expenditures to add the flexibility to produce alternative gasoline blending components, such as iso-octane, iso-octene (also known as “di-isobutylene”) or ethyl tertiary butyl ether (“ETBE”), at its MTBE plant. Conversion and product decisions will be influenced by further regulatory and market developments. The profit contribution related to the non-ether alternative gasoline blending components is likely to be lower than that historically realized on MTBE. In addition, there are higher distribution costs and import duties associated with exporting MTBE outside of the U.S., and the increased supply of MTBE may reduce profitability of MTBE in these export markets.

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

Equistar Chemicals, LP

Dated: May 4, 2006	/s/ Charles L. Hall
Charles L. Hall
Vice President and Controller
(Duly Authorized and Principal Accounting Officer)