Form 10-Q
period 2006-06-30
EQUISTAR CHEMICALS LP
filed 2006-08-09
CIK 1081158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

EQUISTAR CHEMICALS, LP

CONSOLIDATED STATEMENTS OF INCOME

Millions of dollars	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Sales and other operating revenues
Trade	$2,476	$2,002	$4,769	$4,127
Related parties	802	698	1,545	1,434

	3,278	2,700	6,314	5,561
Operating cost and expenses
Cost of sales	3,028	2,447	5,698	4,864
Selling, general and administrative expenses	61	48	109	98
Research and development expenses	9	9	17	17

	3,098	2,504	5,824	4,979

Operating income	180	196	490	582

Interest expense	(54)	(57)	(109)	(113)
Interest income	2	3	4	5
Other expense, net	—	—	(1)	—

Net income	$128	$142	$384	$474

See Notes to the Consolidated Financial Statements.

EQUISTAR CHEMICALS, LP

CONSOLIDATED BALANCE SHEETS

Millions of dollars	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$132	$215
Accounts receivable:
Trade, net	787	685
Related parties	371	239
Inventories	713	657
Prepaid expenses and other current assets	45	53

Total current assets	2,048	1,849

Property, plant and equipment, net	2,999	3,063
Investments	61	58
Other assets, net	316	350

Total assets	$5,424	$5,320

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current maturities of long-term debt	$—	$150
Accounts payable:
Trade	789	622
Related parties	151	113
Accrued liabilities	245	275

Total current liabilities	1,185	1,160

Long-term debt	2,160	2,161
Other liabilities and deferred revenues	412	416
Commitments and contingencies
Partners’ capital:
Partners’ accounts	1,687	1,603
Accumulated other comprehensive loss	(20)	(20)

Total partners’ capital	1,667	1,583

Total liabilities and partners’ capital	$5,424	$5,320

See Notes to the Consolidated Financial Statements.

EQUISTAR CHEMICALS, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

Millions of dollars	For the six months ended June 30,
	2006	2005
Cash flows from operating activities
Net income	$384	$474
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	164	159
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(232)	(68)
Inventories	(56)	(67)
Accounts payable	204	112
Other, net	(37)	(39)

Net cash provided by operating activities	427	571

Cash flows from investing activities
Expenditures for property, plant and equipment	(63)	(69)
Other	2	3

Net cash used in investing activities	(61)	(66)

Cash flows from financing activities
Distributions to owners	(300)	(475)
Repayment of long-term debt	(150)	(1)
Other	1	—

Net cash used in financing activities	(449)	(476)

Increase (decrease) in cash and cash equivalents	(83)	29
Cash and cash equivalents at beginning of period	215	39

Cash and cash equivalents at end of period	$132	$68

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

2. Company Ownership

Equistar, a Delaware limited partnership, is owned 70.5% by Lyondell Chemical Company (“Lyondell”) and 29.5% by Millennium Chemicals Inc. (“Millennium”). Equistar became a wholly-owned subsidiary of Lyondell as a result of Lyondell’s acquisition of Millennium in 2004. The consolidated financial statements of Equistar reflect its historical cost basis, and, accordingly, do not reflect any purchase accounting adjustments related to the acquisition by Lyondell of Millennium and Millennium’s interest in Equistar.

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

Effective April 1, 2006, Equistar adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty. EITF Issue No. 04-13, requires that inventory purchases and sales transactions with the same counterparty that are entered into in contemplation of one another be combined for purposes of applying Accounting Principles Board Opinion No. 29, Accounting for Nonmonetary Transactions. The effect was to reduce reported revenues and cost of sales for affected transactions. Equistar’s application of EITF Issue No. 04-13 had no material effect on its consolidated financial statements.

4. Accounts Receivable

Equistar has a $600 million accounts receivable sales facility that matures in November 2010. Pursuant to this facility, Equistar sells, through a wholly-owned, bankruptcy-remote subsidiary, on an ongoing basis and without recourse, an interest in a pool of accounts receivable to financial institutions participating in the facility. Equistar is responsible for servicing the receivables. The outstanding amount of receivables sold under the facility as of June 30, 2006 and December 31, 2005 was $200 million.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Inventories

Inventories consisted of the following:

Millions of dollars	June 30, 2006	December 31 ,2005
Finished goods	$403	$400
Work-in-process	15	11
Raw materials	180	132
Materials and supplies	115	114

Total inventories	$713	$657

6. Property, Plant and Equipment, Net

The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows:

Millions of dollars	June 30, 2006	December 31, 2005
Land	$78	$78
Manufacturing facilities and equipment	6,226	6,184
Construction in progress	113	98

Total property, plant and equipment	6,417	6,360
Less accumulated depreciation	(3,418)	(3,297)

Property, plant and equipment, net	$2,999	$3,063

Depreciation and amortization is summarized as follows:

Millions of dollars	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Property, plant and equipment	$63	$63	$126	$126
Turnaround costs	10	9	20	18
Software costs	4	5	9	9
Other	5	3	9	6

Total depreciation and amortization	$82	$80	$164	$159

7. Accounts Payable

Accounts payable at each of June 30, 2006 and December 31, 2005 included liabilities in the amount of $6 million for checks issued in excess of associated bank balances but not yet presented for collection.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. Deferred Revenues

Deferred revenues at June 30, 2006 and December 31, 2005 of $166 million and $171 million, respectively, represent advances from customers as partial prepayments for products to be delivered under long-term product supply contracts. Trade sales and other operating revenues included $9 million and $3 million in the three-month periods ended June 30, 2006 and 2005, respectively, and $14 million and $7 million in the six-month periods ended June 30, 2006 and 2005, respectively, of such previously deferred revenues.

9. Long-Term Debt

Long-term debt consisted of the following:

Millions of dollars	June 30, 2006	December 31, 2005
$400 million inventory-based revolving credit facility	$—	$—
Other debt obligations:
Senior Notes due 2008, 10.125%	700	700
Senior Notes due 2011, 10.625% ($7 million of premium)	707	708
Debentures due 2026, 7.55%	150	150
Notes due 2006, 6.5%	—	150
Notes due 2009, 8.75%	600	600
Other	3	3

Total long-term debt	2,160	2,311
Less current maturities	—	(150)

Total long-term debt, net	$2,160	$2,161

Lyondell is a guarantor of Equistar’s $150 million, 7.55% Debentures due 2026. The unaudited interim consolidated financial statements of Lyondell are filed as an exhibit to Equistar’s Quarterly Report on Form 10-Q for the period ended June 30, 2006.

In February 2006, Equistar repaid, at maturity, the $150 million of 6.5% Notes outstanding.

Amortization of debt issuance costs of $1 million and $2 million for each of the three- and six-month periods ended June 30, 2006 and 2005, respectively, is included in interest expense in the Consolidated Statements of Income.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. Pension and Other Postretirement Benefits

Net periodic pension and other postretirement benefit costs included the following components:

Millions of dollars	For the three months ended June 30,		For the six months ended June 30
	2006	2005	2006	2005
Pension benefits:
Service cost	$5	$5	$11	$10
Interest cost	4	3	7	6
Recognized return on plan assets	(3)	(3)	(6)	(6)
Amortization	1	1	2	2

Net periodic pension benefit cost	$7	$6	$14	$12

Other postretirement benefits:
Service cost	$—	$—	$1	$1
Interest cost	2	1	3	3
Amortization	—	1	—	1

Net periodic other postretirement benefit cost	$2	$2	$4	$5

11. Commitments and Contingencies

Leased Facility—Equistar has an ethylene facility in Lake Charles, Louisiana, which has been idled since the first quarter of 2001, pending sustained improvement in market conditions. The facility and land, which are included in property, plant and equipment at a net book value of $133 million, are leased from Occidental Chemical Corporation, a subsidiary of Occidental Petroleum Corporation (together with its subsidiaries and affiliates, collectively (“Occidental”). In May 2006, Equistar and Occidental entered into a new three-year lease. If Equistar were to determine that the facility will not be used to produce olefins in the future, the resulting impairment of the net book value of the facility could represent an after-tax charge of between $65 million and $85 million, depending upon the alternative uses that might be identified for the facility and other factors.

Asset Retirement Obligation—Equistar believes that there are asset retirement obligations associated with some of its facilities, but that the present value of those obligations normally is not material in the context of an indefinite expected life of the facilities. Equistar continually reviews the optimal future alternatives for its facilities. The amount and timing of costs, if any, that may be incurred as a result of such reviews are not known, and no decisions have been reached, but if a decision were reached to retire one or more facilities in the foreseeable future, the asset retirement costs could range from $0 to $30 million, depending upon the scope of the required work and other factors. At June 30, 2006, the balance of the liability that had been recognized for all asset retirement obligations was $11 million. In addition, any decision to retire a facility would result in other costs, including employment related costs.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. Commitments and Contingencies – (Continued)

Environmental Remediation—Equistar’s accrued liability for future environmental remediation costs totaled $1 million as of June 30, 2006 and December 31, 2005. In the opinion of management, there is no material estimable range of reasonably possible loss in excess of the liability recorded for environmental remediation. However, it is possible that new information about the sites for which the accrual has been established, new technology or future developments such as investigations by regulatory agencies, could require Equistar to reassess its potential exposure related to environmental matters.

Equistar currently estimates that environmentally related capital expenditures at its facilities will be approximately $50 million for 2006 and $27 million in 2007.

MTBE—In the U.S., the Clean Air Act Amendments of 1990 set minimum levels for oxygenates, such as methyl tertiary butyl ether (“MTBE”), used in gasoline sold as reformulated fuel in areas not meeting specified air quality standards. However, the presence of MTBE in some water supplies in California and other states due to gasoline leaking from underground storage tanks and in surface water from recreational water craft led to public concern about the use of MTBE and resulted in the U.S. federal Energy Policy Act of 2005 and U.S. state governmental initiatives to reduce the use of MTBE.

The federal Energy Policy Act of 2005, which was enacted in the U.S. in August 2005, did not phase-down or ban the use of MTBE. However, the Act eliminated the oxygen standard for reformulated fuels, effective May 6, 2006, and also contained a renewable fuel standard that mandated the use of ethanol in gasoline. As a result of the elimination of the oxygen standard for reformulated fuels, companies are no longer required to use MTBE or any other oxygenate for this purpose. Various U.S. states have banned or are considering banning the use of MTBE. For example, California, Connecticut and New York banned MTBE, effective January 2004, and New Jersey banned MTBE, effective January 2009. In addition, at this time, the majority of refiners and blenders have discontinued the use of MTBE in the U.S.

The combination of these actions is negatively affecting U.S. MTBE demand. Equistar’s North American MTBE business accounted for approximately $378 million of Equistar’s revenues in 2005. At this time, Equistar cannot predict the full impact that the U.S. federal legislation, state governmental initiatives and bans, and these commercial actions will have on MTBE margins or volumes longer term. Equistar intends to continue offering MTBE either in the U.S. or outside of the U.S. However, there are higher distribution costs and import duties associated with exporting MTBE outside of the U.S., and the increased supply of MTBE may reduce profitability of MTBE in these export markets. Should it become necessary or desirable to significantly reduce MTBE production as a result of state bans or the commercial decisions by refiners and blenders to discontinue use of MTBE, Equistar may make capital expenditures to add flexibility to produce alternative gasoline blending components, such as iso-octane, iso-octene (also know as “di-isobutylene”) or ethyl tertiary butyl ether (“ETBE”), at its MTBE plant. Conversion and product decisions will continue to be influenced by regulatory and market developments. The profit contribution related to the non-ether alternative gasoline blending components may be lower than that historically realized on MTBE.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11. Commitments and Contingencies – (Continued)

Other—Equistar is, from time to time, a defendant in lawsuits and other commercial disputes, some of which are not covered by insurance. Many of these suits make no specific claim for relief. Although final determination of any liability and resulting financial impact with respect to any such matters cannot be ascertained with any degree of certainty, management does not believe that any ultimate uninsured liability resulting from these matters in which it currently is involved will, individually or in the aggregate, have a material adverse effect on the financial position, liquidity or results of operations of Equistar.

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

12. Comprehensive Income

The components of comprehensive income were as follows:

Millions of dollars	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Net income	$128	$142	$384	$474
Other comprehensive loss -
Derivative instruments	—	—	—	(2)
Other	—	—	—	(1)

Total other comprehensive loss	—	—	—	(3)

Comprehensive income	$128	$142	$384	$471

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

In Millions	Ethylene & co-products	Derivatives	Eliminations	Consolidated
For the three months ended June 30, 2006
Sales and other operating revenues
Customers	$2,184	$1,094	$—	$3,278
Inter-product group	683	—	(683)	—

	2,867	1,094	(683)	3,278

Operating income	153	27	—	180

For the three months ended June 30, 2005
Sales and other operating revenues
Customers	$1,862	$838	$—	$2,700
Inter-product group	493	—	(493)	—

	2,355	838	(493)	2,700

Operating income	129	67	—	196

For the six months ended June 30, 2006
Sales and other operating revenues
Customers	$4,179	$2,135	$—	$6,314
Inter-product group	1,384	—	(1,384)	—

	5,563	2,135	(1,384)	6,314

Operating income	396	94	—	490

For the six months ended June 30, 2005
Sales and other operating revenues
Customers	$3,752	$1,809	$—	$5,561
Inter-product group	1,092	—	(1,092)	—

	4,844	1,809	(1,092)	5,561

Operating income	429	153	—	582

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the information contained in the Consolidated Financial Statements of Equistar Chemicals, LP (“Equistar”) and the notes thereto.

In addition to comparisons of current operating results with the same period in the prior year, Equistar has included, as additional disclosure, certain “trailing quarter” comparisons of second quarter 2006 operating results to first quarter 2006 operating results. Equistar’s businesses are highly cyclical, in addition to experiencing some less significant seasonal effects. Trailing quarter comparisons may offer important insight into the current business direction of Equistar.

References to industry benchmark prices or costs, including the weighted average cost of ethylene production, are generally to industry prices and costs reported by Chemical Marketing Associates, Incorporated (“CMAI”), except that crude oil and natural gas benchmark price references are to industry prices reported by Platts, a reporting service of The McGraw-Hill Companies.

OVERVIEW

General—Equistar manufactures and markets ethylene and its co-products, primarily propylene, butadiene and aromatics, which include benzene and toluene. Equistar also manufactures and markets ethylene derivatives, primarily polyethylene (including high density polyethylene (“HDPE”), low density polyethylene (“LDPE”) and linear-low density polyethylene (“LLDPE”)), ethylene glycol, ethylene oxide and its other derivatives, and ethanol. Equistar also manufactures and markets fuels, such as methyl tertiary butyl ether (“MTBE”) and alkylate, as well as polypropylene. Equistar is a wholly-owned subsidiary of Lyondell Chemical Company (“Lyondell”).

For the second quarter and first six months of 2006, Equistar’s operating results reflected the effects of higher costs, primarily higher raw material costs, that were not entirely offset by higher average sales prices. As a result, average product margins were lower in the first six months of 2006 compared to the same period in 2005.

U.S. market demand in the second quarter and first six months of 2006 increased an estimated 2% and decreased an estimated 1%, respectively, for ethylene, and increased an estimated 9% and 4%, respectively, for polyethylene, compared to the second quarter and first six months of 2005.

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

Equistar has the ability to shift its ratio of raw materials used in the production of ethylene and co-products to take advantage of the relative costs of heavy liquids and NGLs.

The following table shows the average U.S. benchmark prices for crude oil and natural gas for the applicable period, as well as benchmark U.S. sales prices for ethylene, co-products propylene and benzene, and HDPE, which Equistar produces and sells. The benchmark weighted average cost of ethylene production, which is reduced by co-product revenues, is based on CMAI’s estimated ratio of heavy liquid raw materials and NGLs used in U.S. ethylene production and is subject to revision.

	Average Benchmark Price
	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Crude oil – dollars per barrel	70.47	53.04	66.88	51.35
Natural gas – dollars per million BTUs	6.48	6.57	7.00	6.28
Weighted average cost of ethylene production – cents per pound	32.19	25.71	30.89	24.52
Ethylene – cents per pound	46.50	38.33	48.42	39.92
Propylene – cents per pound	48.17	36.17	45.83	39.83
Benzene – cents per gallon	301.67	305.67	285.00	311.33
HDPE – cents per pound	67.00	66.50	70.00	69.50

As indicated in the table above, benchmark crude oil prices increased significantly in the second quarter and first six months of 2006 compared to the same periods in 2005. Although natural gas prices decreased during the second quarter 2006, they averaged higher for the first six months of 2006 compared to the same period in 2005, negatively affecting energy costs. Despite the second quarter 2006 decrease in natural gas prices, the prices of NGL-based raw materials remained at high levels. As a result, raw material costs were significantly higher in the second quarter and first six months of 2006 compared to the same periods in 2005.

RESULTS OF OPERATIONS

Revenues—Equistar’s revenues of $3,278 million in the second quarter 2006 were 21% higher compared to revenues of $2,700 million in the second quarter 2005, while revenues of $6,314 million in the first six months of 2006 were 14% higher compared to revenues of $5,561 million in the first six months of 2005. The higher revenues in the second quarter and first six months of 2006 reflected the effects of higher average sales prices and higher sales volumes compared to the same periods in 2005. Ethylene and derivative sales volumes were 5% and 2% higher, respectively, in the second quarter and first six months of 2006 compared to the second quarter and first six months of 2005.

Cost of Sales—Equistar’s cost of sales of $3,028 million in the second quarter 2006 was 24% higher compared to $2,447 million in the second quarter 2005, while cost of sales in the first six months of 2006 of $5,698 million was 17% higher compared to $4,864 million in the first six months of 2005. The increases reflect the effects of higher raw material costs, primarily resulting from the effects of higher crude oil prices. Higher natural gas prices in the first six months of 2006 also contributed to higher energy costs compared to the first six months of 2005.

SG&A Expenses—Selling, general and administrative (“SG&A”) expenses were $61 million in the second quarter 2006 compared to $48 million in the second quarter 2005, and $109 million for the six-month period ended June 30, 2006 compared to $98 million for the six-month period ended June 30, 2005. The increase in the second quarter 2006 compared to the second quarter 2005 was primarily due to higher compensation expense, including higher incentive compensation. The increase in the first six months of 2006 compared to the same period in 2005 was primarily due to higher other compensation expense as incentive compensation expense was comparable.

Operating Income—Equistar had operating income of $180 million in the second quarter 2006 compared to $196 million in the second quarter 2005, and operating income of $490 million in the first six months of 2006 compared to $582 million in the first six months of 2005. The decreases in the second quarter and first six months of 2006 were due to higher costs, primarily higher raw material costs, which were not entirely offset by the effects of higher average sales prices and higher sales volumes compared to the same periods in 2005.

Net Income—Equistar had net income of $128 million in the second quarter 2006 compared to $142 million in the second quarter 2005, and $384 million in the first six months of 2006 compared to $474 million in the first six months of 2005. The decreases were primarily attributable to the lower operating income in the second quarter and first six months of 2006 compared to the same periods in 2005.

Second Quarter 2006 versus First Quarter 2006

Equistar’s second quarter 2006 net income was $128 million compared to net income of $256 million in the first quarter 2006. The decrease of $128 million was primarily due to lower margins, which were partially offset by the effects of higher sales volumes compared to the first quarter 2006. The lower margins were primarily due to higher crude-oil and NGL-based raw material costs, which were not completely offset by the effects of higher average sales prices. The increase in average sales prices in the second quarter 2006 reflected higher average sales prices for co-products, which were partially offset by decreases in the average sales prices for ethylene and polyethylene. Sales volumes for ethylene and derivatives in the second quarter 2006 increased by 2% compared to the first quarter 2006.

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

Millions of dollars	For the three months ended		For the six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Sales and other operating revenues:
Ethylene and co-products	$2,867	$2,355	$5,563	$4,844
Derivatives	1,094	838	2,135	1,809
Ethylene and co-products included in derivatives	(683)	(493)	(1,384)	(1,092)

Total	$3,278	$2,700	$6,314	$5,561

Operating income:
Ethylene and co-products	$153	$129	$396	$429
Derivatives	27	67	94	153

Total	$180	$196	$490	$582

Volumes in millions
Selected ethylene and co-products:
Ethylene and co-products (pounds)	4,542	4,247	9,028	8,768
Aromatics (gallons)	88	107	177	209
Derivatives products (pounds)	1,912	1,696	3,632	3,450

Ethylene and co-products

Revenues—Revenues of $2,867 million in the second quarter 2006 were 22% higher compared to $2,355 million in the second quarter 2005, while revenues of $5,563 million in the first six months of 2006 were 15% higher compared to $4,844 million in the first six months of 2005. The increases in the second quarter and first six months reflected the effects of higher average sales prices and higher sales volumes compared to the second quarter and first six months of 2005. Higher average sales prices in the second quarter and first six months of 2006 for most fuel-related products, propylene and ethylene were partially offset by lower average sales prices for benzene, compared to the same periods in 2005. Sales volumes were 7% and 3% higher, respectively, in the second quarter and first six months of 2006 compared to the same periods in 2005.

Operating Income—Operating income in the second quarter 2006 was $153 million compared to $129 million in the second quarter 2005 and $396 million in the first six months of 2006 compared to $429 million in the first six months of 2005. The improvement of $24 million in the second quarter 2006 was primarily due to the effect of higher margins and sales volumes as higher average sales prices more than offset the effect of higher crude oil prices on raw material costs compared to the second quarter 2005. The decrease in the first six months of 2006 was primarily due to the effect of lower product margins as higher raw material costs more than offset the effects of higher average sales prices and higher sales volumes compared to the same period in 2005.

Derivatives

Revenues—Revenues of $1,094 million in the second quarter 2006 were 31% higher compared to revenues of $838 million in the second quarter 2005, while revenues of $2,135 million in the first six months of 2006 were 18% higher compared to revenues of $1,809 million in the first six months of 2005. The increases in the second quarter and first six months of 2006 reflected the effects of higher average polyethylene sales prices and higher sales volumes. Sales volumes in the second quarter 2006 were 13% higher compared to the second quarter 2005, while in the first six months of 2006 sales volumes were 5% higher than in the first six months of 2005.

Operating Income—Operating income for derivatives was $27 million in the second quarter 2006 compared to $67 million in the second quarter 2005 and $94 million in the first six months of 2006 compared to $153 million in the first six months of 2005. The decreases were primarily the result of lower product margins in the second quarter and first six months of 2006 as higher raw materials costs were not offset by higher average sales prices. The lower product margins were partly offset by the favorable effects of higher sales volumes in the second quarter and first six months of 2006, respectively, compared to the same periods in 2005.

FINANCIAL CONDITION

Operating Activities—Operating activities provided cash of $427 million in the first six months of 2006 and $571 million in the first six months of 2005. The $144 million decrease primarily reflected lower net income of $90 million in the first six months of 2006 and a larger net increase in the main components of working capital – accounts receivable, inventory and accounts payable compared to the first six months of 2005.

In the first six months of 2006 and 2005, increases in the main components of working capital used cash of $84 million and $23 million, respectively. The larger net increase in the first six months of 2006 compared to the first six months of 2005 was primarily due to the effects of accounts receivable partly offset by the effects of accounts payable.

Receivables showed a $232 million increase in the first six months of 2006 compared to a $68 million increase in the first six months of 2005. The increase in the first six months of 2006 reflected higher June 2006 sales revenues compared to December 2005 and the $84 million effect related to discounts noted below. The increase in the first six months of 2005 primarily reflected the effect of a $200 million decrease in the outstanding amount of accounts receivable sold under the accounts receivable sales facility partly offset by lower June 2005 sales revenues compared to December 2004.

Prior to January 2006, discounts were offered to certain customers for early payment for product. As a result, some receivable amounts were collected in December 2005 that otherwise would have been expected to be collected in January 2006. This included collections of $84 million in December 2005 related to receivables from Occidental Chemical Corporation, a subsidiary of Occidental Petroleum Corporation.

Accounts payable increased $204 million in the first six months of 2006 compared to $112 million in the first six months of 2005 due primarily to the timing of receipts and payments for heavy liquids raw materials.

Investing Activities—Investing activities used cash of $61 million and $66 million in the first six months of 2006 and 2005, respectively, primarily for capital expenditures. Equistar’s capital budget for 2006 is $232 million and includes spending for base plant support, plant efficiency projects and projects related to environmental and regulatory requirements, including air emission reductions and wastewater management.

Financing Activities—Cash used by financing activities was $449 million in the first six months of 2006 and $476 million in the first six months of 2005. During the first six months of 2006, Equistar repaid the $150 million of 6.5% Notes outstanding, which matured in February 2006, and distributed $300 million to its owners. Equistar distributed $475 million to its owners in the first six months of 2005.

Liquidity and Capital Resources—At June 30, 2006, Equistar’s long-term debt totaled $2.2 billion, or approximately 56% of its total capitalization, and there were no current maturities. At June 30, 2006, Equistar had cash on hand of $132 million, and the total amount available under both the $400 million inventory-based revolving credit facility and the $600 million accounts receivable sales facility totaled approximately $734 million, after giving effect to the borrowing base net of a $50 million unused availability requirement, the $200 million outstanding amount of accounts receivable sold under the accounts receivable sales facility at June 30, 2006 and $16 million of outstanding letters of credit under the revolving credit facility as of June 30, 2006. The borrowing base is determined using a formula applied to accounts receivable and inventory balances. The revolving credit facility requires that the unused available amounts under that facility and the $600 million accounts receivable sales facility equal or exceed $50 million, or $100 million if the Interest Coverage Ratio, as defined, at the end of any period of four consecutive fiscal quarters is less than 2:1. There was no outstanding borrowing under the revolving credit facility at June 30, 2006.

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

In July 2006, Moody’s Investors Service (“Moody’s”) placed the ratings of Equistar under review for possible downgrade and Standard & Poor’s Ratings Services revised the CreditWatch implications for Equistar from positive to negative following Lyondell’s announcement that Lyondell and CITGO Petroleum Corporation had discontinued the exploration of a sale of LYONDELL-CITGO Refining LP to a third-party. In June 2006, Moody’s had reinstated Equistar’s debt ratings at Ba3.

Equistar’s inventory-based revolving credit facility, accounts receivable sales facility and indentures contain restrictive covenants. These covenants are described in Notes 5 and 11 to Equistar’s Consolidated Financial Statements included in Equistar’s Annual Report on Form 10-K for the year ended December 31, 2005. The potential impact of a breach of these covenants is discussed in “Liquidity and Capital Resources” under Item 7 of Equistar’s Annual Report on Form 10-K for the year ended December 31, 2005. There have been no changes in the terms of the covenants in the six months ended June 30, 2006. Some of Equistar’s indentures require additional interest payments to the note holders if Equistar makes distributions when its Fixed Charge Coverage Ratio, as defined, is less than 1.75 to 1.

Off-Balance Sheet Arrangements—Equistar’s off-balance sheet arrangements are described in Item 7 of its Annual Report on Form 10-K for the year ended December 31, 2005. Equistar’s off-balance sheet arrangements did not change materially in the six months ended June 30, 2006.

CURRENT BUSINESS OUTLOOK

Equistar’s outlook for the balance of 2006 continues to be positive. The third quarter 2006 has started out positively despite the high cost of raw materials, which has been offset by strength in Equistar’s gasoline components and other co-products. The strong performance of the ethylene chain late in the second quarter 2006 has continued to improve into the third quarter.

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

Effective April 1, 2006, Equistar adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty. EITF Issue No. 04-13 requires that inventory purchase and sales transactions with the same counterparty that are entered into in contemplation of one another be combined for purposes of applying Accounting Principles Board Opinion No. 29, Accounting for Nonmonetary Transactions. The effect was to reduce reported revenues and cost of sales for affected transactions. Equistar’s application of EITF Issue No. 04-13 had no material effect on its consolidated financial statements.

Item 3. Disclosure of Market Risk

Equistar’s exposure to market risk is described in Item 7a of its Annual Report on Form 10-K for the year ended December 31, 2005. Equistar’s exposure to market risk has not changed materially in the six months ended June 30, 2006.

Item 4. Controls and Procedures

Equistar performed an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer (principal executive officer) and Senior Vice President and Chief Financial Officer (principal financial officer), of the effectiveness of Equistar’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2006. Based upon that evaluation, the Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that Equistar’s disclosure controls and procedures are effective.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments with respect to Equistar’s legal proceedings previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2005.

Item 1A. Risk Factors

There have been no material changes with respect to Equistar’s risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2005 and in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, except that the following risk factor has been amended in its entirety as follows:

Legislative and other actions have reduced U.S. demand for MTBE and, therefore, Equistar has been exporting MTBE and may produce alternative gasoline blending components that may be less profitable than MTBE.

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

The federal Energy Policy Act of 2005, which was enacted in the U.S. in August 2005, did not phase-down or ban the use of MTBE. However, the Act eliminated the oxygen standard for reformulated fuels, effective May 6, 2006, and also contained a renewable fuel standard that mandated the use of ethanol in gasoline. As a result of the elimination of the oxygen standard for reformulated fuels, companies are no longer required to use MTBE or any other oxygenate for this purpose. Various U.S. states have banned or are considering banning the use of MTBE. For example, California, Connecticut and New York banned MTBE, effective January 2004, and New Jersey banned MTBE, effective January 2009. In addition, at this time, the majority of refiners and blenders have discontinued the use of MTBE in the U.S.

The combination of these actions is negatively affecting U.S. MTBE demand. Equistar’s North American MTBE business accounted for approximately $378 million of Equistar’s revenues in 2005. At this time, Equistar cannot predict the full impact that the U.S. federal legislation, state governmental initiatives and bans, and these commercial actions will have on MTBE margins or volumes longer term. Equistar intends to continue offering MTBE either in the U.S. or outside of the U.S. However, there are higher distribution costs and import duties associated with exporting MTBE outside of the U.S., and the increased supply of MTBE may reduce profitability of MTBE in these export markets. Should it become necessary or desirable to significantly reduce MTBE production as a result of state bans or the commercial decisions by refiners and blenders to discontinue use of MTBE, Equistar may make capital expenditures to add the flexibility to produce alternative gasoline blending components, such as iso-octane, iso-octene (also known as “di-isobutylene”) or ethyl tertiary butyl ether (“ETBE”), at its MTBE plant. Conversion and product decisions will continue to be influenced by regulatory and market developments. The profit contribution related to the non-ether alternative gasoline blending components may be lower than that historically realized on MTBE.

Item 6. Exhibits

3.2(a)	Amendment to Amended and Restated Limited Partnership Agreement of Equistar Chemicals, LP effective as of June 30, 2006 (filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of June 30, 2006 and incorporated herein by reference)

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Principal Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

99.1	Consolidated Financial Statements (Unaudited) of Lyondell Chemical Company

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equistar Chemicals, LP

Dated: August 9, 2006	/s/ Charles L. Hall
Charles L. Hall
Vice President and Controller
(Duly Authorized and Principal Accounting Officer)