Form 10-Q
period 2006-09-30
EQUISTAR CHEMICALS LP
filed 2006-11-06
CIK 1081158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

EQUISTAR CHEMICALS, LP

CONSOLIDATED STATEMENTS OF INCOME

	For the three months ended September 30,		For the nine months ended September 30,
Millions of dollars	2006	2005	2006	2005
Sales and other operating revenues
Trade	$2,591	$2,146	$7,358	$6,273
Related parties	889	721	2,436	2,155

	3,480	2,867	9,794	8,428
Operating cost and expenses
Cost of sales	3,151	2,776	8,849	7,640
Asset impairment	135	—	135	—
Selling, general and administrative expenses	54	53	163	151
Research and development expenses	8	8	25	25

	3,348	2,837	9,172	7,816

Operating income	132	30	622	612

Interest expense	(55)	(57)	(164)	(170)
Interest income	—	1	4	6
Other income (expense), net	1	(2)	—	(2)

Net income (loss)	$78	$(28)	$462	$446

See Notes to the Consolidated Financial Statements.

EQUISTAR CHEMICALS, LP

CONSOLIDATED BALANCE SHEETS

Millions of dollars	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$38	$215
Accounts receivable:
Trade, net	951	685
Related parties	314	239
Inventories	791	657
Prepaid expenses and other current assets	37	53

Total current assets	2,131	1,849

Property, plant and equipment, net	2,847	3,063
Investments	65	58
Other assets, net	310	350

Total assets	$5,353	$5,320

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current maturities of long-term debt	$—	$150
Accounts payable:
Trade	738	622
Related parties	140	113
Accrued liabilities	247	275

Total current liabilities	1,125	1,160

Long-term debt	2,160	2,161
Other liabilities and deferred revenues	398	416
Commitments and contingencies
Partners’ capital:
Partners’ accounts	1,690	1,603
Accumulated other comprehensive loss	(20)	(20)

Total partners’ capital	1,670	1,583

Total liabilities and partners’ capital	$5,353	$5,320

See Notes to the Consolidated Financial Statements.

EQUISTAR CHEMICALS, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,
Millions of dollars	2006	2005
Cash flows from operating activities
Net income	$462	$446
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	243	238
Asset impairment	135	—
Deferred maintenance turnaround expenditures	(11)	(51)
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(341)	(191)
Inventories	(138)	(94)
Accounts payable	142	340
Other, net	(42)	(26)

Net cash provided by operating activities	450	662

Cash flows from investing activities
Expenditures for property, plant and equipment	(105)	(103)
Other	2	3

Net cash used in investing activities	(103)	(100)

Cash flows from financing activities
Distributions to owners	(375)	(475)
Repayment of long-term debt	(150)	(1)
Other	1	7

Net cash used in financing activities	(524)	(469)

Increase (decrease) in cash and cash equivalents	(177)	93
Cash and cash equivalents at beginning of period	215	39

Cash and cash equivalents at end of period	$38	$132

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

3. Accounting and Reporting Changes

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-An Amendment of FASB Statements No. 87, 88, 106, and 132R. This new standard primarily requires an employer to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status through comprehensive income in the year in which changes occur. For Equistar, the requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of December 31, 2006. Equistar estimates that application of SFAS No. 158 would result in an increase of approximately $15 million in its pension liability, a decrease of approximately $5 million in deferred tax liability and an increase of approximately $10 million in accumulated other comprehensive loss in its consolidated balance sheet as of December 31, 2006.

Also in September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. The new standard defines fair value, establishes a framework for its measurement and expands disclosures about such measurements. For Equistar, the standard will be effective beginning in 2008. Equistar does not expect the application of SFAS No. 157 to have a material effect on its consolidated financial statements.

Effective January 1, 2006, Equistar adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment using the modified prospective method and, consequently, has not adjusted results of prior periods. Equistar previously accounted for these plans according to the provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Equistar’s application of SFAS No. 123 (revised 2004) had no material effect on its consolidated financial statements.

Effective April 1, 2006, Equistar adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty. EITF Issue No. 04-13, requires that inventory purchases and sales transactions with the same counterparty that are entered into in contemplation of one another be combined for purposes of applying Accounting Principles Board Opinion No. 29, Accounting for Nonmonetary Transactions. The effect of this requirement is to reduce reported revenues and cost of sales for affected transactions. Equistar’s application of EITF Issue No. 04-13 had no material effect on its consolidated financial statements.

4. Asset Impairment

Equistar’s third quarter 2006 earnings reflect a charge of $135 million for impairment of the net book value of its idled Lake Charles, Louisiana ethylene facility. In the third quarter of 2006, Equistar undertook a study of the feasibility, cost and time required to restart the Lake Charles ethylene facility. As a result, management determined that restarting the facility would not be justified. The remaining net book value of the related assets of $10 million represents an estimate, based on probabilities, of alternative-use value. Equistar does not expect to incur any significant future costs with respect to the facility.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Hurricane Effects

During 2005, two major hurricanes impacted the chemical and related industries in the coastal and off-shore regions of the Gulf of Mexico. Net income in the third quarter 2005 reflected charges totaling $15 million, representing Equistar’s exposure to industry losses expected to be underwritten by an industry insurance consortium, primarily resulting from hurricane damages.

Also, as a result of Hurricane Rita, Equistar incurred various costs that are subject to insurance reimbursements. Such costs include those incurred in conjunction with suspending operations at substantially all of its Gulf Coast plants, minor damage to facilities, and costs to restore operations. Net income in the third quarter 2005 included costs to suspend operations approximately equal to the deductible amount under the relevant insurance policies. During the first nine months of 2006, Equistar recognized a $1 million benefit from insurance reimbursements, and none was recognized in the first nine months of 2005.

6. Accounts Receivable

Equistar has a $600 million accounts receivable sales facility that matures in November 2010. Pursuant to this facility, Equistar sells, through a wholly-owned bankruptcy-remote subsidiary, on an ongoing basis and without recourse, an interest in a pool of accounts receivable to financial institutions participating in the facility. Equistar is responsible for servicing the receivables. The outstanding amounts of receivables sold under the facility as of September 30, 2006 and December 31, 2005 were $90 million and $200 million, respectively.

7. Inventories

Inventories consisted of the following:

Millions of dollars	September 30, 2006	December 31, 2005
Finished goods	$427	$400
Work-in-process	17	11
Raw materials	235	132
Materials and supplies	112	114

Total inventories	$791	$657

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Property, Plant and Equipment, Net

The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows:

Millions of dollars	September 30, 2006	December 31, 2005
Land	$78	$78
Manufacturing facilities and equipment	6,049	6,184
Construction in progress	134	98

Total property, plant and equipment	6,261	6,360
Less accumulated depreciation	(3,414)	(3,297)

Property, plant and equipment, net	$2,847	$3,063

Depreciation and amortization is summarized as follows:

	For the three months ended September 30,		For the nine months ended September 30,
Millions of dollars	2006	2005	2006	2005
Property, plant and equipment	$64	$62	$190	$188
Turnaround costs	10	10	30	28
Software costs	4	4	13	13
Other	1	3	10	9

Total depreciation and amortization	$79	$79	$243	$238

9. Accounts Payable

Accounts payable at September 30, 2006 and December 31, 2005 included liabilities in the amounts of $7 million and $6 million, respectively, for checks issued in excess of associated bank balances but not yet presented for collection.

10. Deferred Revenues

Deferred revenues at September 30, 2006 and December 31, 2005 of $165 million and $171 million, respectively, represent advances from customers as partial prepayments for products to be delivered under long-term product supply contracts. Trade sales and other operating revenues included $5 million and $4 million in the three-month periods ended September 30, 2006 and 2005, respectively, and $19 million and $12 million in the nine-month periods ended September 30, 2006 and 2005, respectively, of such previously deferred revenues.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Long-Term Debt

Long-term debt consisted of the following:

Millions of dollars	September 30 2006	December 31 2005
$400 million inventory-based revolving credit facility	$—	$—
Other debt obligations:
Senior Notes due 2008, 10.125%	700	700
Senior Notes due 2011, 10.625% ($7 million of premium)	707	708
Debentures due 2026, 7.55%	150	150
Notes due 2006, 6.5%	—	150
Notes due 2009, 8.75%	600	600
Other	3	3

Total long-term debt	2,160	2,311
Less current maturities	—	(150)

Total long-term debt, net	$2,160	$2,161

Lyondell is a guarantor of Equistar’s $150 million, 7.55% Debentures due 2026. The unaudited interim consolidated financial statements of Lyondell are filed as an exhibit to Equistar’s Quarterly Report on Form 10-Q for the period ended September 30, 2006.

In February 2006, Equistar repaid, at maturity, the $150 million of 6.5% Notes outstanding.

Amortization of debt issuance costs of $1 million and $3 million for the three- and nine-month periods ended September 30, 2006, respectively, and $1 million and $4 million for the three- and nine-month periods ended September 30, 2005, respectively, is included in interest expense in the Consolidated Statements of Income.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Pension and Other Postretirement Benefits

Net periodic pension and other postretirement benefit costs included the following components:

	For the three months ended September 30,		For the nine months ended September 30,
Millions of dollars	2006	2005	2006	2005
Pension benefits:
Service cost	$6	$6	$17	$16
Interest cost	3	3	10	9
Recognized return on plan assets	(4)	(3)	(10)	(9)
Amortization	2	1	4	3

Net periodic pension benefit cost	$7	$7	$21	$19

Other postretirement benefits:
Service cost	$1	$1	$2	$2
Interest cost	1	2	4	5
Amortization	—	—	—	1

Net periodic other postretirement benefit cost	$2	$3	$6	$8

13. Commitments and Contingencies

Asset Retirement Obligation—Equistar believes that there are asset retirement obligations associated with some of its facilities, but that the present value of those obligations normally is not material in the context of an indefinite expected life of the facilities. Equistar continually reviews the optimal future alternatives for its facilities. In many cases, the amount and timing of costs, if any, that may be incurred as a result of such reviews are not known, and no decisions have been reached, but if a decision were reached to retire one or more facilities in the foreseeable future, the asset retirement costs could range from $0 to $30 million, depending upon the scope of the required work and other factors. At September 30, 2006, the balance of the liability that had been recognized for all asset retirement obligations was $12 million. In addition, any decision to retire a facility would result in other costs, including employment related costs.

Environmental Remediation—Equistar’s accrued liability for future environmental remediation costs totaled $2 million and $1 million as of September 30, 2006 and December 31, 2005, respectively. In the opinion of management, there is no material estimable range of reasonably possible loss in excess of the liability recorded for environmental remediation. However, it is possible that new information about the sites for which the accrual has been established, new technology or future developments such as investigations by regulatory agencies, could require Equistar to reassess its potential exposure related to environmental matters.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Commitments and Contingencies – (Continued)

MTBE—In the U.S., the Clean Air Act Amendments of 1990 set minimum levels for oxygenates, such as methyl tertiary butly ether (“MTBE”), used in gasoline sold as reformulated fuel in areas not meeting specified air quality standards. However, the presence of MTBE in some water supplies in certain states due to gasoline leaking from underground storage tanks and in surface water from recreational water craft led to public concern about the use of MTBE and resulted in the U.S. federal Energy Policy Act of 2005 and U.S. state governmental initiatives to reduce the use of MTBE.

The federal Energy Policy Act of 2005 did not phase-down or ban the use of MTBE. However, the Act eliminated the oxygen standard for reformulated fuels, effective May 6, 2006, and also contained a renewable fuel standard that mandated the use of ethanol in gasoline. As a result of the elimination of the oxygen standard for reformulated fuels, companies are no longer required to use MTBE or any other oxygenate for this purpose. Substantially all refiners and blenders have discontinued the use of MTBE in the U.S.

Equistar MTBE is sold for use outside of the U.S. However, there are higher distribution costs and import duties associated with exporting MTBE outside of the U.S., and the increased supply of MTBE may reduce profitability of MTBE in these export markets. Should it become necessary or desirable to significantly reduce MTBE production as a result of state bans or the commercial decisions by refiners and blenders to discontinue use of MTBE, Equistar may make capital expenditures to add flexibility to produce alternative gasoline blending components, such as iso-octane, iso-octene (also know as “di-isobutylene”) or ethyl tertiary butyl ether (“ETBE”), at its MTBE plant. Conversion and product decisions will continue to be influenced by regulatory and market developments. The profit contribution related to the non-ether alternative gasoline blending components may be lower than that historically realized on MTBE.

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

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
Millions of dollars	2006	2005	2006	2005
Net income (loss)	$78	$(28)	$462	$446
Other comprehensive income (loss) -
Derivative instruments	—	—	—	(2)
Other	—	1	—	—

Total other comprehensive income (loss)	—	1	—	(2)

Comprehensive income (loss)	$78	$(27)	$462	$444

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Segment and Related Information

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

Although Equistar operates in one integrated reportable segment, Equistar has provided certain additional data, as shown below, for these two product groups.

In Millions	Ethylene & co-products	Derivatives	Eliminations	Consolidated
For the three months ended September 30, 2006
Sales and other operating revenues
Customers	$2,425	$1,055	$—	$3,480
Inter-product group	746	—	(746)	—

	3,171	1,055	(746)	3,480
Operating income	130	2	—	132

For the three months ended September 30, 2005
Sales and other operating revenues
Customers	$1,908	$959	$—	$2,867
Inter-product group	531	—	(531)	—

	2,439	959	(531)	2,867
Operating income (loss)	44	(14)	—	30

For the nine months ended September 30, 2006
Sales and other operating revenues
Customers	$6,604	$3,190	$—	$9,794
Inter-product group	2,130	—	(2,130)	—

	8,734	3,190	(2,130)	9,794
Operating income	526	96	—	622

For the nine months ended September 30, 2005
Sales and other operating revenues
Customers	$5,660	$2,768	$—	$8,428
Inter-product group	1,623	—	(1,623)	—

	7,283	2,768	(1,623)	8,428
Operating income	473	139	—	612

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the information contained in the Consolidated Financial Statements of Equistar Chemicals, LP (“Equistar”) and the notes thereto.

In addition to comparisons of current operating results with the same period in the prior year, Equistar has included, as additional disclosure, certain “trailing quarter” comparisons of third quarter 2006 operating results to second quarter 2006 operating results. Equistar’s businesses are highly cyclical, in addition to experiencing some less significant seasonal effects. Trailing quarter comparisons may offer important insight into current business directions.

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

During the third quarter and first nine months of 2006, the chemical industry generally continued to experience balanced supply and demand conditions. Chemical producers experienced higher average raw material costs, resulting primarily from significantly higher average crude oil prices. Despite a decrease in crude oil prices late in the third quarter 2006, and a hurricane-related spike late in the third quarter 2005, crude oil prices averaged higher in the third quarter and first nine months of 2006 compared to the same periods in 2005.

In the third quarter 2005, the U.S. Gulf Coast hurricanes, Katrina and Rita, disrupted market supply/demand balances as well as the operations of most Gulf Coast refiners and producers of ethylene.

Third quarter 2006 Equistar operating results benefited from significantly higher co-product and polyethylene sales prices compared to the third quarter 2005. For the first nine months of 2006, Equistar’s operating results reflected the benefits of higher sales volumes and significantly higher sales prices that were substantially offset by higher costs, primarily higher raw material costs, compared to the same period in 2005. Results for the third quarter and first nine months of 2006 included a charge of $135 million related to impairment of the net book value of the idled Lake Charles, Louisiana ethylene facility.

U.S. market demand for ethylene increased an estimated 11% and 2%, respectively, in the third quarter and first nine months of 2006 compared to the third quarter and first nine months of 2005. For polyethylene, U.S. demand decreased an estimated 6% in the third quarter 2006 and increased an estimated 1% in the first nine months of 2006, compared to the third quarter and first nine months of 2005, respectively.

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

	Average Benchmark Price
	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Crude oil – dollars per barrel	70.37	63.07	68.04	55.25
Natural gas – dollars per million BTUs	6.14	8.00	6.71	6.85
Weighted average cost of ethylene production – cents per pound	33.43	33.84	31.71	27.63
Ethylene – cents per pound	50.67	41.17	49.17	40.33
Propylene – cents per pound	49.67	35.50	47.11	38.39
Benzene – cents per gallon	371.33	282.50	313.78	301.72
HDPE – cents per pound	73.67	68.50	71.22	69.17

Although benchmark crude oil prices dropped sharply in September 2006, benchmark crude oil prices averaged significantly higher in the third quarter and first nine months of 2006 compared to the same periods in 2005, as indicated in the table above. Natural gas prices in the third quarter 2006 were significantly lower compared to the third quarter 2006, and averaged approximately the same for the first nine months of 2006 compared to the same period in 2005. Despite the downward trend in natural gas prices during 2006, the prices of NGL-based raw materials remained at high levels in the 2006 periods. As a result, overall raw material costs averaged higher in the third quarter and first nine months of 2006 compared to the same periods in 2005.

RESULTS OF OPERATIONS

Revenues—Equistar’s revenues of $3,480 million in the third quarter 2006 were 21% higher compared to revenues of $2,867 million in the third quarter 2005, while revenues of $9,794 million in the first nine months of 2006 were 16% higher compared to revenues of $8,428 million in the first nine months of 2005. The higher revenues in the third quarter and first nine months of 2006 reflected the effects of higher average sales prices compared to the same periods in 2005. Sales volumes increased 6% in the third quarter 2006 compared to the third quarter 2005 and were 3% higher in the first nine months of 2006 compared to first nine months of 2005.

Cost of Sales—Equistar’s cost of sales of $3,151 million in the third quarter 2006 was 14% higher compared to $2,776 million in the third quarter 2005, while cost of sales in the first nine months of 2006 of $8,849 million was 16% higher compared to $7,640 million in the first nine months of 2005. The increases reflected the effects of higher raw material costs, primarily resulting from the effects of higher average crude oil prices as well as higher sales volumes. Cost of sales also included charges related to insurance consortia losses in the third quarter and first nine months of 2006 of $4 million and $7 million, respectively, compared to $15 million and $22 million, respectively, in the third quarter and first nine months of 2005.

Asset Impairment—Charges of $135 million in the third quarter and first nine months of 2006 reflected impairment of the net book value of Equistar’s ethylene facility in Lake Charles, Louisiana.

Operating Income—Equistar had operating income of $132 million in the third quarter 2006 compared to $30 million in the third quarter 2005, and operating income of $622 million in the first nine months of 2006 compared to $612 million in the first nine months of 2005. Third quarter 2006 Equistar operating results benefited from significantly higher co-product and polyethylene sales prices compared to the third quarter 2005. For the first nine months of 2006, Equistar’s operating results reflected the benefits of higher sales volumes and significantly higher sales prices that were substantially offset by higher costs, primarily higher raw material costs, compared to the same period in 2005. The third quarter and first nine months of 2006 included the $135 million impairment charge.

Net Income—Equistar had net income of $78 million in the third quarter 2006 compared to a net loss of $28 million in the third quarter 2005, and net income of $462 million in the first nine months of 2006 compared to $446 million in the first nine months of 2005. The increases were primarily attributable to the higher operating income in the third quarter and first nine months of 2006 compared to the same periods in 2005.

Third Quarter 2006 versus Second Quarter 2006

Equistar’s third quarter 2006 net income was $78 million compared to net income of $128 million in the second quarter 2006. The decrease of $50 million in the third quarter 2006 was primarily due to the $135 million impairment charge, partially offset by higher product margins compared to the second quarter 2006. The higher margins were primarily due to the effects of higher average sales prices for most Equistar products, especially for co-products. Raw material costs in the second and third quarter 2006 were relatively unchanged as higher NGL-based raw material costs were substantially offset by lower crude oil-based raw material costs. Sales volumes in the third quarter 2006 were comparable to the second quarter 2006.

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

	For the three months ended September 30,		For the nine months ended September 30,
Millions of dollars	2006	2005	2006	2005
Sales and other operating revenues:
Ethylene and co-products	$3,171	$2,439	$8,734	$7,283
Derivatives	1,055	959	3,190	2,768
Ethylene and co-products included in derivatives	(746)	(531)	(2,130)	(1,623)

Total	$3,480	$2,867	$9,794	$8,428

Operating income:
Ethylene and co-products	$130	$44	$526	$473
Derivatives	2	(14)	96	139

Total	$132	$30	$622	$612

Volumes in millions
Selected ethylene and co-products:
Ethylene and co-products (pounds)	4,621	4,061	13,650	12,829
Aromatics (gallons)	89	100	266	309
Derivatives products (pounds)	1,770	1,848	5,402	5,298

Ethylene and co-products

Revenues—Revenues of $3,171 million in the third quarter 2006 were 30% higher compared to $2,439 million in the third quarter 2005, while revenues of $8,734 million in the first nine months of 2006 were 20% higher compared to $7,283 million in the first nine months of 2005. The increases in the third quarter and first nine months reflected the effects of higher average sales prices, especially for co-products, and 11% and 4% higher sales volumes compared to the third quarter and first nine months of 2005, respectively.

Operating Income—Operating income in the third quarter 2006 was $130 million compared to $44 million in the third quarter 2005 and $526 million in the first nine months of 2006 compared to $473 million in the first nine months of 2005. The increases were primarily the result of higher product margins and sales volumes as higher average sales prices more than offset higher costs, primarily higher raw material costs, compared to the third quarter and first nine months of 2005. The third quarter and first nine months of 2006 included the $135 million impairment charge related to the Lake Charles, Louisiana ethylene facility.

Derivatives

Revenues—Revenues of $1,055 million in the third quarter 2006 were 10% higher compared to revenues of $959 million in the third quarter 2005, while revenues of $3,190 million in the first nine months of 2006 were 15% higher compared to revenues of $2,768 million in the first nine months of 2005. The increase in the third quarter 2006 reflected the effects of higher average sales prices for most products, partially offset by 4% lower sales volumes, while the first nine months of 2006 reflected the effects of higher average sales prices and 2% higher sales volumes.

Operating Income—Operating income for derivatives was $2 million in the third quarter 2006 compared to a loss of $14 million in the third quarter 2005 and $96 million in the first nine months of 2006 compared to $139 million in the first nine months of 2005. The improvement in the third quarter 2006 was primarily the result of higher product margins as higher average sales prices more than offset the unfavorable effects of higher raw material costs and lower sales volumes compared to the third quarter 2005. The operating income decrease in the first nine months of 2006 was primarily due to lower product margins for ethylene glycol in the first nine months of 2006 as average product sales prices declined compared to high levels experienced in the 2005 period. For other products in the group, the favorable effects of higher sales prices and volumes were substantially offset by higher costs, primarily higher raw material costs compared to the first nine months of 2005.

FINANCIAL CONDITION

Operating Activities—Operating activities provided cash of $450 million in the first nine months of 2006 and $662 million in the first nine months of 2005. The $212 million decrease primarily reflected an increase in the main components of working capital – accounts receivable and inventory, net of accounts payable – in the 2006 period, which used cash of $337 million, compared to a net decrease in the first nine months of 2005, which provided cash of $55 million. The negative effect on cash of the main components of working capital was partly offset by the favorable effects of higher net income and lower spending on maintenance turnarounds in the first nine months of 2006 compared to the same period in 2005. Net income in the 2006 period was $151 million higher compared to the 2005 period, after considering the $135 million asset impairment charge in the 2006 period, which did not require the use of cash. Spending on maintenance turnarounds decreased $40 million in the first nine months of 2006 compared to the same period in 2005.

The large net increase in the main components of working capital in the first nine months of 2006 compared to the net decrease in the first nine months of 2005 was primarily due to the effects of accounts payable and accounts receivable.

An increase in accounts payable provided cash of $142 million in the first nine months of 2006 compared to $340 million in the first nine months of 2005, primarily reflecting the effects of smaller increases in raw material and energy prices in the 2006 period and the timing of receipts of and payments for heavy liquids raw materials compared to the 2005 period. The increase in crude oil prices was smaller during the 2006 period than in the 2005 period, especially after a decrease in crude oil prices late in the third quarter 2006, while natural gas prices decreased during the 2006 period and increased during the 2005 period. The 2005 period was affected by the Gulf Coast hurricanes, which resulted in significantly higher prices at September 30, 2005 compared to December 31, 2004.

Receivables showed a $341 million increase in the first nine months of 2006 compared to a $191 million increase in the first nine months of 2005. The increase in the first nine months of 2006 reflected an increase in days sales outstanding from 31.7 days to 35.8 days, due to the timing of customer cash receipts, and the effect of a $110 million decrease in the outstanding amount of accounts receivable sold under the accounts receivable sales facility. In addition, prior to January 2006, discounts were offered to certain customers for early payment for product. As a result, some receivable amounts were collected in December 2005 that otherwise would have been expected to be collected in January 2006. This included collections of $84 million in December 2005 related to receivables from Occidental Chemical Corporation, a subsidiary of Occidental Petroleum Corporation. The increase in the first nine months of 2005 primarily reflected the effect of a $200 million decrease in the outstanding amount of accounts receivable sold under the accounts receivable sales facility.

Investing Activities—Investing activities used cash of $103 million and $100 million in the first nine months of 2006 and 2005, respectively, primarily for capital expenditures. Capital expenditures in 2006 included spending for base plant support, plant efficiency projects and projects related to environmental and regulatory requirements, including air emission reductions and wastewater management. Equistar currently estimates that environmentally related capital expenditures at its facilities will be approximately $50 million for 2006 and $30 million in 2007.

Financing Activities—Cash used by financing activities was $524 million in the first nine months of 2006 and $469 million in the first nine months of 2005. During the first nine months of 2006, Equistar repaid the $150 million of 6.5% Notes outstanding, which matured in February 2006, and distributed $375 million to its owners. Equistar distributed $475 million to its owners in the first nine months of 2005.

Liquidity and Capital Resources—At September 30, 2006, Equistar’s long-term debt totaled $2.2 billion, or approximately 56% of its total capitalization, and there were no current maturities. At September 30, 2006, Equistar had cash on hand of $38 million, and the total amount available under both the $400 million inventory-based revolving credit facility and the $600 million accounts receivable sales facility totaled approximately $848 million, after giving effect to the borrowing base net of a $50 million unused availability requirement, the $90 million outstanding amount of accounts receivable sold under the accounts receivable sales facility at September 30, 2006 and $12 million of outstanding letters of credit under the revolving credit facility as of September 30, 2006. The borrowing base is determined using a formula applied to accounts receivable and inventory balances. The revolving credit facility requires that the unused available amounts under that facility and the $600 million accounts receivable sales facility equal or exceed $50 million, or $100 million if the Interest Coverage Ratio, as defined, at the end of any period of four consecutive fiscal quarters is less than 2:1. There was no outstanding borrowing under the revolving credit facility at September 30, 2006.

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

In August 2006, Standard & Poors (“S&P”) removed Equistar’s ratings from CreditWatch and revised its outlook to stable, reflecting S&P’s belief that the intermediate-range benefits of the Houston Refining LP acquisition by Lyondell will outweigh the temporary increase in debt leverage. In September 2006, Moody’s Investors Service (“Moody’s”) confirmed the rating of Equistar and revised its outlook for Equistar to stable, reflecting Moody’s belief that the additional debt incurred in connection with the Houston Refining LP acquisition by Lyondell will be reduced over the next several years using anticipated increased cash flow resulting from favorable crack and crude spreads.

Equistar’s inventory-based revolving credit facility, accounts receivable sales facility and indentures contain restrictive covenants. These covenants are described in Notes 5 and 11 to Equistar’s Consolidated Financial Statements included in Equistar’s Annual Report on Form 10-K for the year ended December 31, 2005. The potential impact of a breach of these covenants is discussed in “Liquidity and Capital Resources” under Item 7 of Equistar’s Annual Report on Form 10-K for the year ended December 31, 2005. There have been no changes in the terms of the covenants in the nine months ended September 30, 2006. Some of Equistar’s indentures require additional interest payments to the note holders if Equistar makes distributions when its Fixed Charge Coverage Ratio, as defined, is less than 1.75 to 1.

Off-Balance Sheet Arrangements—Equistar’s off-balance sheet arrangements are described in Item 7 of its Annual Report on Form 10-K for the year ended December 31, 2005. Equistar’s off-balance sheet arrangements did not change materially in the nine months ended September 30, 2006.

CURRENT BUSINESS OUTLOOK

Through October 2006, ethylene chain margins have remained strong despite product price declines in response to energy prices. However, there are continued pressures as a result of inventory destocking, seasonal demand patterns and continued energy price volatility. In fuel-related products, the energy price volatility is coupled with margins that are following typical seasonal trends with the expected slowdown between the summer driving and winter heating seasons. The chemical industry’s fundamental economic and market conditions continue to be favorable, despite the increased turbulence caused by the energy markets. Equistar believes that somewhat lower energy prices should serve as a positive stimulus to extending the strong chemical cycle.

ACCOUNTING AND REPORTING CHANGES

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-An Amendment of FASB Statements No. 87, 88, 106, and 132R. This new standard primarily requires an employer to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status through comprehensive income in the year in which changes occur. For Equistar, the requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of December 31, 2006. Equistar estimates that application of SFAS No. 158 would result in an increase of approximately $15 million in its pension liability, a decrease of approximately $5 million in deferred tax liability and an increase of approximately $10 million in accumulated other comprehensive loss in its consolidated balance sheet as of December 31, 2006.

Also in September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. The new standard defines fair value, establishes a framework for its measurement and expands disclosures about such measurements. For Equistar, the standard will be effective beginning in 2008. Equistar does not expect the application of SFAS No. 157 to have a material effect on its consolidated financial statements.

Effective January 1, 2006, Equistar adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment using the modified prospective method and, consequently, has not adjusted results of prior periods. Equistar previously accounted for these plans according to the provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Equistar’s application of SFAS No. 123 (revised 2004) had no material effect on its consolidated financial statements.

Effective April 1, 2006, Equistar adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty. EITF Issue No. 04-13 requires that inventory purchase and sales transactions with the same counterparty that are entered into in contemplation of one another be combined for purposes of applying Accounting Principles Board Opinion No. 29, Accounting for Nonmonetary Transactions. The effect of this requirement is to reduce reported revenues and cost of sales for affected transactions. Equistar’s application of EITF Issue No. 04-13 had no material effect on its consolidated financial statements.

Item 3. Disclosure of Market Risk

Equistar’s exposure to market risk is described in Item 7a of its Annual Report on Form 10-K for the year ended December 31, 2005. Equistar’s exposure to market risk has not changed materially in the nine months ended September 30, 2006.

Item 4. Controls and Procedures

Equistar performed an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer (principal executive officer) and Senior Vice President and Chief Financial Officer (principal financial officer), of the effectiveness of Equistar’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2006. Based upon that evaluation, the Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that Equistar’s disclosure controls and procedures are effective.

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

Item 1A. Risk Factors

There have been no material changes with respect to Equistar’s risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2005 and in the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006, except as described below:

Legislative and other actions have reduced U.S. demand for MTBE. Therefore, Equistar has been exporting MTBE outside of the U.S. and may produce alternative gasoline blending components that may be less profitable than MTBE.

In the U.S., the Clean Air Act Amendments of 1990 set minimum levels for oxygenates, such as MTBE, used in gasoline sold as reformulated fuel in areas not meeting specified air quality standards. However, the presence of MTBE in some water supplies in certain states due to gasoline leaking from underground storage tanks and in surface water from recreational water craft led to public concern about the use of MTBE and resulted in the U.S. federal Energy Policy Act of 2005 and U.S. state governmental initiatives to reduce the use of MTBE.

The federal Energy Policy Act of 2005 did not phase-down or ban the use of MTBE. However, the Act eliminated the oxygen standard for reformulated fuels, effective May 6, 2006, and also contained a renewable fuel standard that mandated the use of ethanol in gasoline. As a result of the elimination of the oxygen standard for reformulated fuels, companies are no longer required to use MTBE or any other oxygenate for this purpose. Substantially all refiners and blenders have discontinued the use of MTBE in the U.S.

Equistar’s MTBE is sold for use outside of the U.S. However, there are higher distribution costs and import duties associated with exporting MTBE outside of the U.S., and the increased supply of MTBE may reduce profitability of MTBE in these export markets. Should it become necessary or desirable to significantly reduce MTBE production as a result of state bans or the commercial decisions by refiners and blenders to discontinue use of MTBE, Equistar may make capital expenditures to add the flexibility to produce alternative gasoline blending components, such as iso-octane, iso-octene (also known as “di-isobutylene”) or ethyl tertiary butyl ether (“ETBE”), at its MTBE plant. Conversion and product decisions will continue to be influenced by regulatory and market developments. The profit contribution related to the non-ether alternative gasoline blending components may be lower than that historically realized on MTBE.

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

Equistar Chemicals, LP

Dated: November 6, 2006	/s/ Charles L. Hall
Charles L. Hall
Vice President and Controller
(Duly Authorized and Principal Accounting Officer)