Form 10-K
period 2006-12-31
EQUISTAR CHEMICALS LP
filed 2007-02-28
CIK 1081158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2006

☐	Transition Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

Commission File No. 333-76473

EQUISTAR CHEMICALS, LP

(Exact name of Registrant as specified in its charter)

Delaware	76-0550481
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1221 McKinney Street, Suite 700, Houston, Texas	77010
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐        Accelerated filer  ☐        Non-accelerated filer  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

There is no established public trading market for the Registrant’s equity securities. As of June 30, 2006, the last business day of the Registrant’s most recently completed second fiscal quarter, all of the Registrant’s equity securities were held by affiliates.

The Registrant meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and, therefore, is filing this form with a reduced disclosure format.

PART I

Item 1. Business

EQUISTAR

Overview of the Business

Equistar Chemicals, LP (together with its consolidated subsidiaries, “Equistar”) is one of the world’s largest producers of basic chemicals, with total 2006 revenues of approximately $12.8 billion, and assets of approximately $5.4 billion as of December 31, 2006. It is North America’s second largest producer of ethylene, the world’s most widely used petrochemical. Equistar also is the third largest producer of polyethylene in North America.

Equistar operates in one reportable business segment: ethylene, co-products and derivatives. Ethylene co-products primarily include propylene, butadiene and aromatics, which include benzene and toluene. Equistar’s derivatives primarily include polyethylene, ethylene oxide (“EO”), ethylene glycol (“EG”) and other EO derivatives, as well as ethanol and polypropylene. Equistar also produces fuel products, such as methyl tertiary butyl ether (“MTBE”) and alkylate.

Since November 30, 2004, Equistar has been an indirect, wholly-owned subsidiary of Lyondell Chemical Company (“Lyondell”). Prior to that, Equistar was owned jointly by Lyondell and Millennium Chemicals Inc. (“Millennium”). Lyondell acquired Millennium in a stock-for-stock business combination on November 30, 2004, thereby also indirectly acquiring Millennium’s 29.5% interest in Equistar. From May 1998 to August 2002, Occidental Petroleum Corporation (together with its subsidiaries and affiliates, collectively, “Occidental”) shared ownership of Equistar with Lyondell and Millennium until Lyondell purchased Occidental’s interest in Equistar. Equistar was formed in October 1997 as a Delaware limited partnership by Lyondell and Millennium, and holds assets contributed by Lyondell, Millennium and Occidental.

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

BUSINESS OPERATIONS

Overview

Equistar produces ethylene, co-products and derivatives at fifteen facilities located in five states in the U.S. Ethylene co-products primarily include propylene, butadiene and aromatics, which include benzene and toluene. Derivatives primarily include polyethylene, EO, EG and other EO derivatives, as well as ethanol and polypropylene. Equistar also produces fuel products, such as MTBE and alkylate. Ethylene is the most significant petrochemical in terms of worldwide production volume and is the key building block for polyethylene and a large number of other chemicals, plastics and synthetics. Ethylene, co-products and derivatives are fundamental to many segments of the economy, including the production of consumer products, packaging, housing and automotive components and other durable and nondurable goods.

The following table outlines:

•	Equistar’s primary products;

•	annual processing capacity as of December 31, 2006; and

•	the primary uses for those products.

See “Item 2. Properties” for the locations where Equistar produces its products.

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

Product	Annual Capacity	Primary Uses
ETHYLENE AND CO-PRODUCTS:
Ethylene	10.8 billion pounds (a)	Ethylene is used as a raw material to manufacture polyethylene, EO, ethanol, ethylene dichloride, styrene and vinyl acetate monomer.

Co-Products:
Propylene	4.8 billion pounds (a)(b)	Propylene is used to produce polypropylene, acrylonitrile and propylene oxide.

Butadiene	1.2 billion pounds	Butadiene is used to manufacture styrene-butadiene rubber and polybutadiene rubber, which are used in the manufacture of tires, hoses, gaskets and other rubber products. Butadiene is also used in the production of paints, adhesives, nylon clothing, carpets, paper coatings and engineered plastics.

Aromatics:
Benzene	310 million gallons	Benzene is used to produce styrene, phenol and cyclohexane. These products are used in the production of nylon, plastics, synthetic rubber and polystyrene. Polystyrene is used in insulation, packaging and drink cups.

Toluene	66 million gallons	Toluene is used as an octane enhancer in gasoline, as a chemical raw material for benzene and/or paraxylene production, and a core ingredient in toluene diisocyanate, a compound used in urethane production.

Fuel Products:
MTBE	284 million gallons (18,500 barrels/day) (c)	MTBE is a high octane gasoline blending component.
Alkylate	337 million gallons (d)	Alkylate is a high octane gasoline blending component.

Product	Annual Capacity	Primary Uses
DERIVATIVES:
High density polyethylene (HDPE)	3.2 billion pounds	HDPE is used to manufacture grocery, merchandise and trash bags; food containers for items from frozen desserts to margarine; plastic caps and closures; liners for boxes of cereal and crackers; plastic drink cups and toys; dairy crates; bread trays; pails for items from paint to fresh fruits and vegetables; safety equipment such as hard hats; house wrap for insulation; bottles for household and industrial chemicals and motor oil; milk, water, and juice bottles; large (rotomolded) tanks for storing liquids such as agricultural and lawn care chemicals; and pipe.

Low density polyethylene (LDPE)	1.4 billion pounds	LDPE is used to manufacture food packaging films; plastic bottles for packaging food and personal care items; dry cleaning bags; ice bags; pallet shrink wrap; heavy-duty bags for mulch and potting soil; boil-in-bag bags; coatings on flexible packaging products; and coatings on paper board such as milk cartons. Ethylene vinyl acetate is a specialized form of LDPE used in foamed sheets, bag-in-box bags, vacuum cleaner hoses, medical tubing, clear sheet protectors and flexible binders.

Linear low density polyethylene (LLDPE)	1.2 billion pounds	LLDPE is used to manufacture garbage and lawn-leaf bags; industrial can liners; housewares; lids for coffee cans and margarine tubs, dishpans, home plastic storage containers, kitchen trash containers; large (rotomolded) toys like outdoor gym sets; drip irrigation tubing; wire and cable insulating resins and compounds used to insulate copper and fiber optic wiring, and film; shrink wrap for multi-packaging canned food, bag-in-box bags, produce bags, and pallet stretch wrap.

Ethylene Oxide (EO)	1.5 billion pounds EO equivalents; 400 million pounds as pure EO (e)	EO is used to produce surfactants, industrial cleaners, cosmetics, emulsifiers, paint, heat transfer fluids and ethylene glycol.

Ethylene Glycol (EG)	1.4 billion pounds (e)	EG is used to produce polyester fibers and film, polyethylene terephthalate (“PET”) resin, heat transfer fluids and automobile antifreeze.

Other Ethylene Oxide Derivatives	225 million pounds	EO derivatives include ethylene glycol ethers and ethanolamines, and are used to produce paint and coatings, polishes, solvents and chemical intermediates.

Ethanol	50 million gallons	Ethanol is used in the production of solvents as well as household, medicinal and personal care products.

Polypropylene	280 million pounds	Polypropylene is used to manufacture fibers for carpets, rugs and upholstery; housewares; automotive battery cases; automotive fascia, running boards and bumpers; grid-type flooring for sports facilities; fishing tackle boxes; and bottle caps and closures.

_________

(a)	Excludes 850 million pounds/year of ethylene capacity and 200 million pounds/year of propylene capacity at Equistar’s Lake Charles, Louisiana ethylene and co-products facility, which has been idled since the first quarter 2001. Although Equistar retains the physical ability to restart or sell that facility, in the third quarter of 2006 Equistar determined that it had no expectation of resuming production at that facility.

(b)	Does not include refinery-grade material from Lyondell’s refinery or production from the product flexibility unit at the Channelview facility, which can convert ethylene and other light petrochemicals into propylene. These facilities have an annual processing capacity of an additional one billion pounds/year of propylene.

(c)	Includes up to 44 million gallons/year of capacity produced for and returned to Lyondell.

(d)	Includes up to 172 million gallons/year of capacity produced for and returned to Lyondell.

(e)	Includes 700 million pounds/year of EO equivalents capacity and 800 million pounds/year of EG capacity at the Beaumont, Texas facility, which represents 100% of the EO equivalents capacity and EG capacity, respectively, at the facility. The Beaumont, Texas facility is owned by PD Glycol, a partnership owned 50% by Equistar and 50% by E. I. du Pont de Nemours and Company (“DuPont”).

Marketing and Sales

Other than Lyondell, which accounted for approximately 11% of Equistar’s total revenues in 2006, no single customer accounted for 10% or more of Equistar’s total revenues in 2006.

Ethylene and Co-Products—Equistar produces ethylene at six sites located in three states. Ethylene produced by Equistar generally is consumed internally as a raw material in the production of derivatives, or is shipped by pipeline to customers. For the year ended December 31, 2006, approximately 87% of Equistar’s ethylene, based on sales dollars, was used by Equistar’s derivatives facilities or sold to related parties at market-related prices. The sales to related parties during 2006 include significant ethylene sales to Occidental Chemical Corporation pursuant to a long-term ethylene supply agreement. Occidental Chemical Corporation is a subsidiary of Occidental, which owned 8.5% of Lyondell’s outstanding common stock as of December 31, 2006 and after giving effect to Occidental’s January 26, 2007 exercise of its warrant to purchase Lyondell common stock. See Note 5 to the Consolidated Financial Statements. Sales of ethylene accounted for approximately 12% of Equistar’s total revenues in 2006, 13% in 2005 and 12% in 2004.

Ethylene co-products are manufactured by Equistar primarily at four facilities in Texas. The Morris, Illinois and Clinton, Iowa facilities also can produce propylene.

Equistar consumes propylene in the production of polypropylene and also sells propylene to Lyondell at market-related prices. Equistar’s propylene production that is not consumed internally or sold to related parties generally is sold under multi-year contracts. In addition, pursuant to a 15-year propylene supply arrangement entered into in 2003 with a subsidiary of Sunoco, Inc. (“Sunoco”), Equistar supplies 700 million pounds of propylene annually to Sunoco. Under the arrangement, a majority of the propylene is supplied under a cost-based formula and the balance is supplied on a market-related basis. Sales of propylene accounted for approximately 20% of Equistar’s total revenues in 2006 and approximately 18% in 2005 and 2004.

Equistar generally sells its butadiene under multi-year contracts. Equistar sells benzene and toluene to Lyondell at market-related prices. Most of Equistar’s benzene and toluene production that is not sold to related parties generally is sold under multi-year contracts. Equistar also sells benzene produced by Lyondell, which it purchases from Lyondell at market-related prices. Sales of benzene accounted for less than 10% of Equistar’s total revenues in 2006 and 2005 and approximately 10% in 2004. Equistar serves as Lyondell’s sole agent to market toluene, paraxylene and orthoxylene produced by Lyondell and receives a marketing fee for such services.

Equistar at times purchases ethylene, propylene, benzene and butadiene for resale, when necessary, to satisfy customer demand for these products above production levels. Volumes of ethylene, propylene, benzene and butadiene purchased for resale can vary significantly from period to period. However, purchased volumes generally do not have a significant impact on profitability.

MTBE produced at one of the two Channelview units and at the Chocolate Bayou plant is sold to Lyondell at market-related prices. MTBE is produced for Lyondell at the second Channelview unit for a processing fee. Equistar produces alkylate for and returns alkylate to Lyondell for a processing fee, and also sells alkylate both under short-term contracts and on a spot basis.

Most of the ethylene and propylene production of the Channelview, Chocolate Bayou, Corpus Christi and La Porte facilities is shipped via a pipeline system which has connections to numerous U.S. Gulf Coast consumers. This pipeline system, some of which is owned and some of which is leased, extends from Corpus Christi to Mont Belvieu to Port Arthur, Texas as well as around the Lake Charles, Louisiana area. In addition, exchange agreements with other ethylene and co-products producers allow access to customers who are not directly connected to Equistar’s pipeline system. Some ethylene is shipped by railcar from Clinton, Iowa to Morris, Illinois and also to customers. A pipeline owned and operated by an unrelated party is used to transport ethylene from Morris, Illinois to Tuscola, Illinois. Some propylene is shipped by ocean-going vessel. Butadiene, benzene, toluene and other products are distributed by pipeline, railcar, truck, barge or ocean-going vessel.

Derivatives—Polyethylene is manufactured by Equistar using a variety of technologies at five facilities in Texas and at the Morris, Illinois and Clinton, Iowa facilities. Polyethylene includes high density polyethylene (“HDPE”), low density polyethylene (“LDPE”) and linear low density polyethylene (“LLDPE”). HDPE accounted for approximately 12% of Equistar’s total revenues in 2006 and 2005 and 14% in 2004, and polyethylene (HDPE, LDPE and LLDPE collectively) accounted for approximately 21% of Equistar’s total revenues in 2006 and 2005 and 26% in 2004.

Polyethylene products primarily are sold to an extensive base of established customers. Approximately two-thirds of Equistar’s domestic polyethylene product volumes are sold to customers under annual or multi-year contracts. The remainder of the polyethylene volume generally is sold under customary terms and conditions without formal contracts. In either case, in most of the continuous supply relationships, prices are subject to change upon mutual agreement. Equistar also produces performance polymer products, which include enhanced grades of polyethylene and polypropylene. Equistar believes that, over a business cycle, average selling prices and profit margins for performance polymers tend to be higher than average selling prices and profit margins for higher-volume commodity polyethylenes.

EO or EO equivalents, and EO’s primary derivative, EG, are produced at the Bayport facility located in Pasadena, Texas and through a 50/50 joint venture between Equistar and DuPont in Beaumont, Texas. The Bayport facility also produces other derivatives of EO, principally ethylene glycol ethers and ethanolamines. EO and EG typically are sold under multi-year contracts, with market-based pricing. Glycol ethers, ethanolamines and brake fluids are sold primarily into the solvent and distributor markets at market prices. Ethanol and ethers primarily are sold under contracts at market prices. EO is shipped by railcar, and its derivatives are shipped by railcar, truck, isotank or ocean-going vessel.

Other derivatives products are primarily distributed by railcar. The vast majority of the derivatives products are sold in North America, primarily through Equistar’s sales organization. Sales agents are generally engaged to market the derivatives products in the rest of the world.

Raw Materials

Ethylene and Co-Products—Raw material cost is the largest component of the total cost for the production of ethylene and co-products. The primary raw materials used are heavy liquids and natural gas liquids (“NGLs”). Heavy liquids include crude oil-based naphtha and gas oil, as well as condensate, a very light crude oil resulting from natural gas production (collectively referred to as “heavy liquids”). NGLs include ethane, propane and butane. The use of heavy liquid raw materials results in the production of a significant amount of co-products such as propylene, butadiene, benzene and toluene, as well as gasoline blending components, while the use of NGLs results in the production of a smaller amount of co-products, such as propylene.

The flexibility to consume a wide range of raw materials, including heavy liquids, has historically provided plants with that flexibility with an advantage over plants that are restricted in their raw material processing capability to NGLs such as ethane and propane, assuming the co-products were recovered and sold. Facilities using heavy liquids historically have generated, on average, approximately four cents of additional variable margin per pound of ethylene produced compared to facilities restricted to using ethane. This margin advantage is based on an average of historical data over a period of years and is subject to short-term fluctuations, which can be significant. For example, the advantage during first quarter 2006 was well below the historical average. However, strengthening market conditions increased the advantage significantly for the remainder of the year. As a result, the advantage for the full year 2006 was above the historical average. Equistar has the capability to realize this margin advantage due to its ability to process heavy liquids at its Channelview, Corpus Christi and Chocolate Bayou ethylene and co-products facilities. Equistar’s Channelview and Corpus Christi facilities have the greatest operational flexibility among Equistar’s facilities to process significant quantities of either heavy liquids or NGLs, depending upon the relative economic advantage of the alternative raw materials.

As described above, management believes that this raw material flexibility is a key advantage in the production of ethylene and co-products. As a result, Equistar’s heavy liquids requirements are sourced globally via a mix of contractual and spot arrangements. Spot market purchases are made in order to maintain raw material flexibility and to take advantage of raw material pricing opportunities. A large portion of Equistar’s NGLs requirements are purchased via contractual arrangements from a variety of sources, but NGLs also are purchased on the spot market. Equistar also obtains a portion of its heavy liquids requirements from Lyondell’s refinery at market-related prices. Heavy liquids generally are delivered by ship or barge, and NGLs generally are delivered via pipeline.

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

Derivatives—The primary raw material for the derivatives products is ethylene. Equistar’s derivatives facilities generally can receive their ethylene directly from Equistar’s ethylene and co-products facilities via its pipeline system, pipelines owned by unrelated parties or on-site production. Substantially all of the ethylene used in Equistar’s polyethylene production is produced internally by Equistar’s ethylene and co-products facilities. However, the polyethylene plants at Chocolate Bayou, La Porte and Bayport, Texas are connected by pipeline to unrelated parties and could receive ethylene via exchanges or purchases. The polypropylene facility at Morris, Illinois receives propylene from Equistar’s ethylene and co-products facilities, as well as unrelated parties.

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

Competition and Industry Conditions

Competition in the ethylene, co-products and derivatives businesses is based on price, product quality, product delivery, reliability of supply, product performance and customer service. Industry consolidation has brought North American production capacity under the control of fewer, although larger, competitors.

Profitability is affected not only by supply and demand for ethylene, co-products and derivatives, but also by raw material costs and price competition among producers, which may intensify due to, among other things, the addition of new capacity. In general, demand is a function of economic growth in the United States and elsewhere in the world, which fluctuates. It is not possible to accurately predict the changes in raw material costs, market conditions, capacity utilization and other factors that will affect industry profitability in the future. In 2005, temporary hurricane-related shutdowns greatly impacted supply and demand during the last four months of 2005, and significant U.S. production outages carried over into the first quarter of 2006. During the next five years, forecasts for the worldwide average annual ethylene capacity additions are projected at more than 5%, with more than 80% of these additions in the Middle East and Northeast Asia. The average worldwide demand growth is expected to lag this rate only by approximately 1%. In the U.S., relatively stable ethylene supply combined with sustained demand levels are projected to result in continued high average operating rates through 2008. Capacity share figures for Equistar and its competitors, discussed below, are based on completed production facilities and, where appropriate, include the full capacity of joint venture facilities and certain long-term supply arrangements.

Equistar competes with other large domestic marketers and producers for sales of ethylene and co-products, including Chevron Phillips Chemical Company LP (“ChevronPhillips”), Enterprise Products Partners L.P., Exxon Mobil Corporation (“ExxonMobil”), Huntsman Corporation (“Huntsman”), Ineos and Shell Chemical Company. Equistar’s ethylene rated capacity at December 31, 2006 was approximately 10.8 billion pounds per year, or approximately 14% of total North American ethylene production capacity. Based on published rated production capacities, Equistar is the second largest producer of ethylene in North America. North American ethylene rated capacity at December 31, 2006 was approximately 77 billion pounds per year, with approximately 77% of that North American capacity located along the Gulf Coast.

Equistar competes with other large marketers and producers for sales of derivatives, including Celanese Corporation (“Celanese”), ChevronPhillips, The Dow Chemical Company (“Dow”), Eastman Chemical Company, ExxonMobil, Formosa Plastics Corporation, Huntsman, Ineos, NOVA Chemicals Corporation, TOTAL and Westlake Polymers. Based on published rated industry capacities, Equistar is the third largest producer of polyethylene in North America. The rated capacity of Equistar’s polyethylene units as of December 31, 2006 was approximately 5.8 billion pounds per year, or approximately 14% of total industry capacity in North America. There are many other North American producers of polyethylene, the most significant of which are ChevronPhillips, Dow and ExxonMobil.

ENVIRONMENTAL CAPITAL EXPENDITURES

Equistar (together with the industries in which it operates) is subject to extensive national, state and local environmental laws and regulations concerning, and is required to have permits and licenses regulating, emissions to the air, discharges onto land or waters and the generation, handling, storage, transportation, treatment and disposal of waste materials. In some cases, compliance with environmental, health and safety laws and regulations can only be achieved by capital expenditures. In the years ended December 31, 2006, 2005 and 2004, Equistar spent approximately $60 million, $62 million and $44 million, respectively, for environmentally related capital expenditures at existing facilities. Equistar currently estimates that environmentally related capital expenditures at its facilities will be approximately $30 million for 2007 and $15 million for 2008. Capital expenditures during 2005 and 2006 included significant expenditures for projects related to air emission reduction and wastewater management. The decreasing levels of estimated environmentally related capital expenditures for 2007 and 2008 reflect the completion or near completion of these projects. For additional information regarding environmentally related capital expenditures, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters.”

RESEARCH AND TECHNOLOGY; INTELLECTUAL PROPERTY

Equistar conducts research and development principally at technology centers in Cincinnati, Ohio and Chocolate Bayou, Texas. Equistar’s research and development expenditures were $34 million in 2006, $33 million in 2005 and $34 million in 2004.

Equistar maintains an extensive patent portfolio and continues to file new patent applications related to its businesses. As of December 31, 2006, Equistar owned approximately 260 United States patents and approximately 410 worldwide patents. Equistar owns trademarks and trademark registrations in the United States and in other countries, including the “Equistar” trade name. Equistar does not regard its business as being materially dependent upon any single patent, trademark or license.

EMPLOYEE RELATIONS

At December 31, 2006, Equistar employed approximately 3,260 full-time and part-time employees. Approximately 4.5% of Equistar’s employees are covered by collective bargaining agreements. In addition to its own employees, Equistar uses the services of Lyondell and Millennium employees pursuant to shared services and loaned employee arrangements and also uses the services of independent contractors in the routine conduct of its business. Equistar believes that its relations with its employees are good.

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

Equistar purchases large amounts of raw materials and energy for its businesses. The cost of these raw materials and energy, in the aggregate, represents a substantial portion of its operating expenses. The costs of raw materials and energy used for Equistar’s products generally follow price trends of, and vary with the market conditions for, crude oil and natural gas, which may be highly volatile and cyclical. Raw material and energy costs remain at high levels. There have been in the past, and will likely be in the future, periods of time when Equistar is unable to pass raw material and energy cost increases on to customers quickly enough to avoid adverse impacts on its results of operations. Customer consolidation also has made it more difficult to pass along cost increases to customers. Equistar’s results of operations have been, and could be in the future, significantly affected by increases and volatility in these costs. Cost increases also may increase working capital needs, which could reduce Equistar’s liquidity and cash flow. In addition, when raw material and energy costs increase rapidly and are passed along to customers as product price increases, the credit risks associated with certain customers can be compounded. To the extent Equistar increases its product sales prices to reflect rising raw material and energy costs, demand for products may decrease as customers reduce their consumption or use substitute products, which may have an adverse impact on Equistar’s results of operations. See “Equistar sells commodity products in highly competitive global markets and faces significant price pressures” below.

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

Furthermore, across Equistar, there are a limited number of suppliers for some of its raw materials and utilities and, in some cases, the number of sources for and availability of raw materials is specific to the particular geographic region in which a facility is located. In addition, for some Equistar’s products, the facilities and/or distribution channels of raw material suppliers and Equistar form an integrated system. This is especially true in the U.S. Gulf Coast where the infrastructure of the chemical and refining industries is tightly integrated such that a major disruption of supply of a given commodity can negatively affect numerous participants, including suppliers of other raw materials. If one or more of Equistar’s significant suppliers were unable to meet its obligations under present supply arrangements or supplies are otherwise disrupted, Equistar’s businesses could suffer reduced supplies or be forced to incur increased costs for their raw materials, which would have a direct negative impact on plant operations. For example, Hurricanes Katrina and Rita negatively affected crude oil and natural gas supplies, as well as supplies of some of Equistar’s other raw materials, contributing to increases in raw material prices during the second half of 2005 and, in some cases, disrupting production. In addition, hurricane-related disruption of rail and pipeline traffic in the U.S. Gulf Coast area negatively affected shipments of raw materials and product.

The cyclicality and volatility of the chemical industry may cause significant fluctuations in Equistar’s operating results.

Equistar’s historical operating results reflect the cyclical and volatile nature of the supply-demand balance in the chemical industry, and Equistar’s future operating results are expected to continue to be affected by this cyclicality and volatility. The chemical industry historically has experienced alternating periods of capacity shortages leading to tight supply, causing prices and profit margins to increase, followed by periods when substantial capacity is added, resulting in oversupply, declining capacity utilization rates and declining prices and profit margins. The volatility this industry experiences occurs as a result of changes in the supply and demand for products, changes in energy prices and changes in various other economic conditions around the world. This cyclicality and volatility results in significant fluctuations in profits and cash flow from period to period and over the business cycles.

The chemical industry has experienced tight supply in many product areas and increased demand as the global economy has improved over the past several years. As a result, profitability in the industry increased, even in a world of volatile raw material and energy costs. However, the sustainability of these positive business conditions remains subject to uncertainty. The global economic and political environment continues to be uncertain, and a recession or other negative changes could result in a decline in demand and place pressure on Equistar’s results of operations. In addition, new capacity additions by some participants in the industry, especially those in the Middle East and Asia that began in 2006 and are expected to continue through the latter part of the decade, could lead to another period of oversupply and poor profitability.

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

External factors beyond Equistar’s control can cause volatility in the price of raw materials and other operating costs, as well as significant fluctuations in demand for its products and can magnify the impact of economic cycles on its businesses. Examples of external factors include:

•	supply of and demand for raw materials;

•	changes in customer buying patterns and demand for Equistar’s products;

•	general economic conditions;

•	domestic and international events and circumstances;

•	competitor actions;

•	governmental regulation in the U.S. and abroad; and

•	severe weather and natural disasters.

Equistar believes that events in the Middle East have had an impact on its businesses in recent years and may continue to do so. In addition, a number of Equistar’s products are highly dependent on durable goods markets, such as the housing and automotive markets, which also are cyclical and impacted by many of the external factors referenced above. Many of Equistar’s products are components of other chemical products that, in turn, are subject to the supply-demand balance of the chemical industry and general economic conditions. The global economy has remained strong, with relatively stable demand for Equistar’s products resulting in improved operating results compared to previous years as operations have remained at high capacity for the majority of Equistar’s products. This has occurred even as the volatility and elevated level of prices for crude oil and natural gas have resulted in increased raw material costs. However, the impact of the factors cited above and others may once again cause a slowdown in the business cycle, reducing demand and lowering operating rates and, ultimately, reducing profitability.

Equistar sells commodity products in highly competitive global markets and faces significant price pressures.

Equistar sells its products in highly competitive global markets. Due to the commodity nature of many of its products, competition in these markets is based primarily on price and to a lesser extent on product performance, product quality, product deliverability, reliability of supply and customer service. As a result, Equistar generally is not able to protect its market position for these products by product differentiation and may not be able to pass on cost increases to its customers.

In addition, Equistar faces increased competition from companies that may have different cost structures or strategic goals than Equistar, such as privately-held companies, large integrated oil companies (many of which also have chemical businesses), government-owned businesses, and companies that receive subsidies or other government incentives to produce certain products in a specified geographic region. Increased competition from these companies could limit Equistar’s ability to increase product sales prices in response to raw material and other cost increases, or could cause Equistar to reduce product sales prices to compete effectively, which could reduce Equistar’s profitability.

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

Equistar obtains a portion of its raw materials from sources outside the U.S., which subjects it to exchange controls, political risks and other risks.

Equistar obtains a portion of its principal raw materials from sources outside the U.S., which subjects it to risks such as transportation delays and interruptions, political and economic instability and disruptions, restrictions on the transfer of funds, the imposition of duties and tariffs, import and export controls, changes in governmental policies, labor unrest and current and changing regulatory environments. These events could increase the prices at which Equistar can obtain raw materials or disrupt the supply of raw materials, which could reduce Equistar’s operating results. Although Equistar has compliance programs and processes intended to ensure compliance with applicable customs, currency exchange control regulations, transfer pricing regulations or any other laws or regulations to which it may be subject, Equistar is subject to the risk that its compliance could be challenged.

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

Equistar has on-site solid-waste management units at several facilities. It is anticipated that corrective measures will be necessary to comply with federal and state requirements with respect to these facilities. Equistar also has liabilities under the Resource Conservation and Recovery Act and various state government regulations related to several current and former plant sites. Equistar also is responsible for a portion of the remediation of certain off-site waste disposal facilities. Equistar’s policy is to accrue remediation expenses when it is probable that such efforts will be required and the related expenses can be reasonably estimated. Estimated costs for future environmental compliance and remediation are necessarily imprecise due to such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of presently unknown remediation sites and the allocation of costs among the potentially responsible parties under applicable statutes. For further discussion regarding Equistar’s environmental matters and related accruals, and environmentally-related capital expenditures, see also “Item 1. Business—Environmental Capital Expenditures,” “Item 3. Legal Proceedings—Environmental Matters,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters” and Note 16 to the Consolidated Financial Statements. If actual expenditures exceed the amounts accrued, that could have an adverse effect on Equistar’s results of operations and financial position.

In addition to the matters described above, Equistar is subject to other material regulatory requirements that could result in higher operating costs, such as regulatory requirements relating to the security of chemical facilities, and the transportation, exportation or registration of products. Although Equistar has compliance programs and other processes intended to ensure compliance with all such regulations, Equistar is subject to the risk that its compliance with such regulations could be challenged. Non-compliance with certain of these regulations could result in the incurrence of additional costs, penalties or assessments that could be significant.

Legislative and other actions have substantially eliminated all U.S. demand for MTBE. Therefore, Equistar has been selling its MTBE for use outside of the U.S. and may produce alternative gasoline blending components that may be less profitable than MTBE.

The presence of MTBE in some water supplies in certain U.S. states due to gasoline leaking from underground storage tanks and in surface water from recreational water craft led to public concern about the use of MTBE and resulted in U.S. federal and state governmental initiatives to reduce or ban the use of MTBE. Substantially all refiners and blenders have discontinued the use of MTBE in the U.S.

Accordingly, Equistar’s MTBE is sold for use outside of the U.S. However, there are higher distribution costs and import duties associated with exporting MTBE outside of the U.S., and the increased supply of MTBE may reduce profitability of MTBE in these export markets. Should it become necessary or desirable to significantly reduce MTBE production, Equistar may make capital expenditures to add the flexibility to produce alternative gasoline blending components, such as iso-octane, iso-octene (also known as “di-isobutylene”) or ETBE, at its MTBE plant. Conversion and product decisions will continue to be influenced by regulatory and market developments. The profit contribution related to iso-octane or iso-octene may be lower than that historically realized on MTBE.

Interruptions of operations at Equistar’s facilities may result in liabilities or lower operating results.

Equistar owns and operates large-scale chemical facilities, and Equistar’s operating results are dependent on the continued operation of its various production facilities and the ability to complete construction and maintenance projects on schedule. Material operating interruptions at Equistar’s facilities, including, but not limited to, interruptions caused by the events described below, may materially reduce the productivity and profitability of a particular manufacturing facility, or Equistar as a whole, during and after the period of such operational difficulties.

Although Equistar takes precautions to enhance the safety of its operations and minimize the risk of disruptions, its operations, along with the operations of other members of the chemical industry, are subject to hazards inherent in chemical manufacturing and the related storage and transportation of raw materials, products and wastes. These potential hazards include:

•	pipeline leaks and ruptures;

•	explosions;

•	fires;

•	severe weather and natural disasters;

•	mechanical failure;

•	unscheduled downtimes;

•	supplier disruptions;

•	labor shortages or other labor difficulties;

•	transportation interruptions;

•	remediation complications;

•	chemical spills;

•	discharges or releases of toxic or hazardous substances or gases;

•	storage tank leaks;

•	other environmental risks; and

•	terrorist acts.

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

Lyondell owns 70.5% of Equistar, and Millennium owns the remaining 29.5% of Equistar. As a result of Lyondell’s November 30, 2004 acquisition of Millennium, Millennium and Equistar are wholly-owned subsidiaries of Lyondell. All executive officers of Millennium and Equistar and all members of Equistar’s Partnership Governance Committee and Millennium’s Board of Directors also serve as officers of Lyondell. Conflicts of interest may arise between Lyondell, Equistar and/or Millennium when decisions arise that could have different implications for Lyondell, Equistar and/or Millennium. Their respective debt agreements generally require related party transactions to be on an arm’s-length basis; however, because Lyondell owns both Millennium and Equistar, conflicts of interest could be resolved in a manner that may be perceived to be adverse to Equistar.

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

Equistar may purchase or sell assets or enter into contractual arrangements or joint ventures in an effort to generate value. To the extent permitted under Equistar’s credit facility and other debt agreements, some of these transactions may be financed with additional borrowings by Equistar. Although these transactions may be expected to yield longer-term benefits if the expected efficiencies and synergies of the transactions are realized, they could reduce Equistar’s operating results in the short term because of the costs, charges and financing arrangements associated with such transactions or the benefits of a transaction may not be realized to the extent anticipated. Other transactions may advance future cash flows from some of Equistar’s businesses, thereby yielding increased short-term liquidity, but consequently resulting in lower cash flows from these operations over the longer term.

Risks Relating to Debt

Equistar’s consolidated balance sheet is highly levered, and Equistar’s business and future prospects could be limited by its significant amount of debt and other financial obligations.

Equistar’s consolidated balance sheet is highly levered. Equistar’s total consolidated debt was $2.2 billion at December 31, 2006. This debt represented approximately 57% of Equistar’s total capitalization. In addition, Equistar has contractual commitments and ongoing pension and post-retirement benefit obligations that will require cash contributions in 2007 and beyond, as described in “—Contractual and Other Obligations” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Equistar’s level of debt and other obligations could have significant adverse consequences on its business and future prospects, including the following:

•	Equistar may not be able to obtain financing in the future for working capital, capital expenditures, acquisitions, debt service requirements or other purposes;

•	less levered competitors could have a competitive advantage because they have lower debt service requirements; and

•

in the event of poor business conditions, Equistar may be less able to take advantage of significant business opportunities and to react to changes in market or industry conditions than its competitors.

For a discussion regarding Equistar’s ability to pay or refinance its debt, see the “—Liquidity and Capital Resources” section under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Equistar requires a significant amount of cash to service its indebtedness, and its ability to generate cash depends on many factors beyond its control.

Due to debt covenant limitations on transferring cash between the entities discussed below in this “Item 1A. Risk Factors,” the ability of Equistar to make payments on and to refinance its indebtedness may depend solely upon its individual ability to generate cash. Equistar is separately responsible for its outstanding debt (except that $150 million of Equistar’s debt is guaranteed by Lyondell). Equistar’s businesses may not generate sufficient cash flow from operations to meet its debt service obligations, future borrowings may not be available under current or future credit facilities in an amount sufficient to enable Equistar to pay its indebtedness at or before maturity, and Equistar may not be able to refinance its indebtedness on reasonable terms, if at all. Factors beyond Equistar’s control affect its ability to make these payments and refinancings. These factors include those discussed elsewhere in these “Risk Factors” and the “Forward-Looking Statements” section of this Annual Report on Form 10-K.

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

Equistar has an inventory-based revolving credit facility and an accounts receivable sales facility. Both of these facilities and Equistar’s indentures contain covenants that, subject to exceptions, restrict, among other things, lien incurrence, debt incurrence, dividends, sales of assets, investments, accounts receivable securitizations, purchase of equity, payments on indebtedness, affiliate transactions, sale and leaseback transactions and mergers. Equistar’s credit facility does not require the maintenance of specified financial ratios as long as certain conditions are met. Some of Equistar’s indentures require additional interest payments to the note holders if Equistar makes distributions when Equistar’s Fixed Charge Coverage Ratio (as defined) is less than 1.75 to 1. Equistar met this ratio as of December 31, 2006.

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

Although Equistar and Millennium are wholly-owned subsidiaries of Lyondell, debt covenants limit the ability of Lyondell and Millennium to contribute cash to Equistar. For example, Lyondell’s indentures contain a covenant that prohibits it from making investments in subsidiaries and joint ventures that are not restricted subsidiaries as defined in the indentures, subject to limited exceptions. Equistar currently is not a restricted subsidiary. Lyondell’s credit facility also contains a covenant that places limitations on its ability to make investments in joint ventures. Millennium’s flexibility to make investments in Equistar also is limited by its debt covenants. Future borrowings by Lyondell or Millennium also may contain restrictions on making investments in Equistar. As a result of these limitations, cash flow of Lyondell and Millennium may not be available to fund cash needs of Equistar, such as servicing debt or paying capital expenditures. The ability of Lyondell and Millennium to make investments in Equistar also is dependent upon their economic performance, which is dependent on a variety of factors, including factors described elsewhere in these “Risk Factors” and the “Forward-Looking Statements” section of this Annual Report on Form 10-K.

Conversely, under its partnership agreement, Equistar is required to distribute to its owners (Lyondell and Millennium), as soon as practicable following the end of each month, all of its surplus cash in excess of its estimated cash needs for its next 12 months. Under the partnership agreement, distributions other than of surplus cash may only be made upon approval of Equistar’s Partnership Governance Committee. Equistar’s credit facility and indentures do not contain any restrictions on Equistar’s ability to make distributions to its owners in accordance with its partnership agreement, except that the credit facility prohibits distributions during any default under the facility. However, some of Equistar’s indentures require additional interest payments to the note holders if Equistar makes distributions when Equistar does not meet a specified fixed charge coverage ratio. Equistar met this ratio as of December 31, 2006.

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

•

operating interruptions (including leaks, explosions, fires, weather-related incidents, mechanical failures, unscheduled downtimes, supplier disruptions, labor shortages or other labor difficulties, transportation interruptions, spills and releases and other environmental risks),

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

Item 2. Properties

Principal Manufacturing Facilities

The principal manufacturing facilities used by Equistar are set forth below. The facilities are wholly owned, except as otherwise noted below.

Location	Principal Products
Bayport (Pasadena), Texas †	EO, EG and other EO Derivatives
Bayport (Pasadena), Texas (a)†	LDPE
Beaumont, Texas (b)†	EG
Channelview, Texas (c)†	Ethylene, Propylene, Butadiene, Benzene, Toluene, Alkylate and MTBE
Chocolate Bayou, Texas (d)(e)†	Ethylene, Propylene, Butadiene, Benzene, Toluene and MTBE
Chocolate Bayou, Texas (d) †	HDPE
Clinton, Iowa †	Ethylene, Propylene, LDPE and HDPE
Corpus Christi, Texas †	Ethylene, Propylene, Butadiene and Benzene
Fairport Harbor, Ohio (f)	Performance polymers
Lake Charles, Louisiana (g)†	Ethylene and Propylene
La Porte, Texas †	Ethylene, Propylene, LDPE and LLDPE
Matagorda, Texas †	HDPE
Morris, Illinois †	Ethylene, Propylene, LDPE, LLDPE and Polypropylene
Newark, New Jersey	Denatured Alcohol
Tuscola, Illinois †	Ethanol
Victoria, Texas (e)†	HDPE

†	Facilities which received the OSHA Star Certification, which is the highest safety designation issued by the U.S. Department of Labor.

(a)	The facility is located on leased land. The facility is operated by an unrelated party.

(b)	The Beaumont facility is owned by PD Glycol, a partnership owned 50% by an unrelated party.

(c)	The Channelview facility has two ethylene processing units. An unrelated party owns an idled facility at the site on land leased from Equistar. Equistar also operates a styrene maleic anhydride unit and a polybutadiene unit, which are owned by an unrelated party and are located on property leased from Equistar within the Channelview facility.

(d)	Millennium and Occidental each contributed a facility located at the Chocolate Bayou site. These facilities are not on contiguous property.

(e)	The facility is located on leased land.

(f)	The building and land are leased.

(g)	The Lake Charles facility has been idled since the first quarter of 2001. Although Equistar retains the physical ability to restart or sell that facility, in the third quarter of 2006 Equistar determined that it had no expectation of resuming production at that facility. The facility and land are leased from Occidental under a lease that expires in May 2009.

Other Locations and Properties

Equistar owns storage capacity for NGLs, ethylene, propylene and other hydrocarbons in caverns within a salt dome in Mont Belvieu, Texas. There are additional ethylene and propylene storage facilities with related brine facilities operated by Equistar on leased property in Markham, Texas.

Equistar uses an extensive pipeline system, some of which it owns and some of which it leases, extending from Corpus Christi to Mont Belvieu to Port Arthur and around the Lake Charles area. Equistar owns other pipelines in connection with its Chocolate Bayou, Corpus Christi, La Porte, Matagorda and Victoria facilities. Equistar uses a pipeline owned and operated by an unaffiliated party to transport ethylene from its Morris facility to its Tuscola facility. Equistar owns and leases several pipelines connecting the Channelview facility, Lyondell’s refinery and the Mont Belvieu storage facility, which are used to transport raw materials, butylenes, hydrogen, butane, MTBE and unfinished gasolines. Equistar also has barge docking facilities and related terminal equipment for loading and unloading raw materials and products. Equistar owns and leases railcars for use in its businesses.

Lyondell provides office space to Equistar for its executive offices in downtown Houston, Texas as part of a shared services arrangement. In addition, Equistar owns facilities that house its research operations. Equistar also leases various sales facilities and storage facilities, primarily in the U.S. Gulf Coast area, for the handling of products.

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

In December 2006, the State of Texas filed a lawsuit in the District Court, Travis County, Texas, against Equistar and its owners, Lyondell and Millennium, alleging past violations of various environmental regulatory requirements at Equistar’s Channelview, Chocolate Bayou and La Porte, Texas facilities and seeking an unspecified amount of damages. The previously disclosed Texas Commission on Environmental Quality notification seeking a civil penalty of $167,000 and alleging noncompliance of emissions monitoring requirements at Equistar’s Channelview facility has been included as part of this lawsuit. Equistar does not believe that the ultimate resolution of this matter will have a material adverse effect on the business, financial position, liquidity or results of operations of Equistar.

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

Item 4. Submission of Matters to a Vote of Security Holders

Omitted pursuant to General Instruction I of Form 10-K.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Equistar does not have a class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934. There is no established public trading market for the partnership interests of Equistar. As a result of Lyondell’s acquisition of Millennium, Equistar is an indirect, wholly-owned subsidiary of Lyondell.

Under its partnership agreement, Equistar is required to distribute to its owners (Lyondell and Millennium), as soon as practicable following the end of each month, all of its surplus cash in excess of its estimated cash needs for its next 12 months. Under the partnership agreement, distributions other than of surplus cash may only be made upon approval of Equistar’s Partnership Governance Committee. Equistar made the following distributions to its owners in 2005 and 2006:

Period	Distribution Amount
2005:
First Quarter	—
Second Quarter	$475 million
Third Quarter	—
Fourth Quarter	$250 million

2006:
First Quarter	$200 million
Second Quarter	$100 million
Third Quarter	$75 million
Fourth Quarter	$200 million

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

	For the Year Ended December 31,
Millions of dollars	2006	2005	2004	2003	2002
Results of Operations Data:
Sales and other operating revenues	$12,765	$11,686	$9,316	$6,545	$5,537
Net income (loss) (a) (b)	614	748	276	(339)	(1,299)
Balance Sheet Data:
Total assets	5,359	5,320	5,074	5,028	5,052
Long-term debt	2,160	2,161	2,312	2,314	2,196
Cash Flow Data:
Cash provided (used) by -
Operating activities	807	1,047	215	164	55
Investing activities	(166)	(150)	(60)	(37)	(124)
Financing activities	(723)	(721)	(315)	45	(106)

(a)	Net income for 2006 includes a $135 million charge for impairment of the net book value of the idled Lake Charles, Louisiana ethylene facility.

(b)	The 2002 net loss includes a $1,053 million charge related to goodwill impairment.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with information contained in the Consolidated Financial Statements of Equistar Chemicals, LP, together with its consolidated subsidiaries (collectively, “Equistar”) and the notes thereto.

In addition to comparisons of annual operating results, Equistar has included, as additional disclosure, certain “trailing quarter” comparisons of fourth quarter 2006 operating results to third quarter 2006 operating results. Equistar’s businesses are highly cyclical, in addition to experiencing some less significant seasonal effects. Trailing quarter comparisons may offer important insight into the current business direction of Equistar.

References to industry benchmark prices or costs, including the weighted average cost of ethylene production, are generally to industry prices and costs reported by Chemical Marketing Associates, Incorporated (“CMAI”), except that crude oil and natural gas benchmark price references are to industry prices reported by Platts, a reporting service of The McGraw-Hill Companies.

OVERVIEW

General—Equistar manufactures and markets ethylene and its co-products, primarily propylene, butadiene and aromatics, which include benzene and toluene. Equistar also manufactures and markets ethylene derivatives, primarily polyethylene (including high density polyethylene (“HDPE”), low density polyethylene (“LDPE”) and linear-low density polyethylene (“LLDPE”)), ethylene glycol, ethylene oxide (“EO”) and other EO derivatives, and ethanol. Equistar also manufactures and markets fuel products, such as methyl tertiary butyl ether (“MTBE”) and alkylate, as well as polypropylene. As a result of the acquisition of Millennium Chemicals Inc. (“Millennium”) by Lyondell Chemical Company (“Lyondell”) on November 30, 2004, Equistar became a wholly-owned subsidiary of Lyondell.

2006 Versus 2005—During 2006 and 2005, the markets for Equistar’s ethylene products generally continued to experience favorable supply and demand conditions. Raw material costs averaged higher in 2006 compared to the already high levels experienced in 2005, resulting primarily from the effect of higher average crude oil prices. Despite increased volatility during 2006 and a decrease late in the year, crude oil prices averaged higher in 2006 compared to 2005. U.S. market demand increased an estimated 5% for ethylene and an estimated 5% for polyethylene in 2006 compared to 2005.

Equistar’s operating results for 2006 reflected the benefits of higher sales prices, including significantly higher co-product and polyethylene sales prices, which were substantially offset by higher costs, primarily higher raw material costs, compared to 2005. Results for 2006 included a charge of $135 million related to impairment of the net book value of the idled Lake Charles, Louisiana ethylene facility.

2005 Versus 2004—In 2005, the chemical industry experienced improved profitability compared to 2004, despite higher crude oil and natural gas prices that pushed up raw material costs for most of the year and the disruptive effects of two major U.S. Gulf Coast hurricanes. Improvement in supply and demand balances, which began in mid-2004 continued into 2005. Tight gasoline markets in 2005 resulted in higher sales prices and margins for fuel products compared to the already high levels experienced in 2004. U.S. ethylene industry demand decreased 6% and polyethylene demand decreased 4% in 2005 compared to 2004, due primarily to the effects of the U.S. Gulf Coast hurricanes.

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

The following table shows the average U.S. benchmark prices for crude oil and natural gas for the applicable three-year period, as well as benchmark U.S. sales prices for ethylene, propylene, benzene and HDPE, which Equistar produces and sells. The benchmark weighted average cost of ethylene production, which is reduced by co-product revenues, is based on CMAI’s estimated ratio of heavy liquid raw materials and NGLs used in U.S. ethylene production and is subject to revision.

	Average Benchmark Price for the Year and Percent Change Versus Prior Year Average
	2006	Percent Increase (Decrease)	2005	Percent Increase	2004
Crude oil – dollars per barrel	66.03	17%	56.44	36%	41.42
Natural gas – dollars per million BTUs	6.42	(15)%	7.58	31%	5.78
Weighted average cost of ethylene production – cents per pound	31.08	5%	29.58	25%	23.68
Ethylene – cents per pound	48.08	9%	44.21	31%	33.75
Propylene – cents per pound	45.83	12%	40.75	28%	31.96
Benzene – cents per gallon	326.33	13%	289.88	1%	287.96
HDPE – cents per pound	71.42	6%	67.29	23%	54.75

Although benchmark crude oil prices decreased late in 2006, benchmark crude oil prices averaged higher in 2006 compared to 2005 and averaged significantly higher in 2005 compared to 2004. Natural gas prices, which affect energy costs in addition to NGL-based raw materials, averaged lower in 2006 compared to 2005, and averaged significantly higher in 2005 compared to 2004. Despite the 2006 decrease in natural gas prices, NGL-based raw material prices averaged higher in 2006 than in 2005. As a result, overall raw material costs averaged higher in 2006 compared to 2005 and significantly higher in 2005 compared to 2004.

RESULTS OF OPERATIONS

Equistar is a wholly-owned subsidiary of Lyondell. Management evaluates the performance of the Equistar businesses and allocates resources based on the integrated economics of ethylene, co-products and derivatives. Accordingly, Equistar has one reportable segment, ethylene, co-products and derivatives (“EC&D”). As additional information, Equistar’s operating results are reviewed below in two product groups: ethylene and co-products; and derivatives. Ethylene co-products primarily include propylene, butadiene and aromatics, which include benzene and toluene. Fuel products, which include MTBE and alkylates, are included with the co-product group because fuel products are produced from the co-products. Derivatives primarily include polyethylene, ethylene glycol, EO and other EO derivatives, and ethanol and polypropylene.

The operating results of Equistar, as a whole, are analyzed below, followed by a review of the product group results.

Revenues—Equistar’s revenues of $12,765 million in 2006 were 9% higher compared to revenues of $11,686 million in 2005. The higher revenues in 2006 reflected the effects of higher average sales prices compared to 2005. Sales volumes increased 2% in 2006 compared to 2005.

Revenues of $11,686 million in 2005 increased 25% compared to revenues of $9,316 million in 2004. The increase in 2005 reflected higher average sales prices, partially offset by lower sales volumes. As noted in the table above, benchmark sales prices for ethylene, propylene and HDPE averaged significantly higher in 2005 compared to 2004, while benzene average sales prices in 2005 were comparable to 2004. Ethylene and derivative sales volumes were 5% lower in 2005 compared to 2004.

Cost of Sales—Equistar’s cost of sales of $11,562 million in 2006 was 10% higher compared to $10,487 million in 2005. The increase reflected the effects of higher raw material costs, primarily resulting from the effects of higher average crude oil prices. Cost of sales also included charges representing Equistar’s exposure to industry losses expected to be underwritten by industry insurance consortia of $12 million, $28 million and $7 million, respectively, in 2006, 2005 and 2004.

Cost of sales of $10,487 million in 2005 increased 22% compared to $8,583 million in 2004. The increase reflects the effects of significantly higher raw material costs, resulting from the escalation of crude oil and natural gas prices. The costs of raw materials were affected by crude oil prices that averaged 36% higher in 2005, using benchmark prices, compared to 2004. Benchmark natural gas prices averaged 31% higher in 2005 compared to 2004.

Asset Impairment—Charges of $135 million in 2006 reflected impairment of the net book value of Equistar’s idled ethylene facility in Lake Charles, Louisiana. See Note 3 to the Consolidated Financial Statements.

SG&A Expenses—Selling, general and administrative (“SG&A”) expenses were $210 million in 2006, $198 million in 2005 and $205 million in 2004. The higher costs in 2006 compared to 2005 reflect higher compensation expense, including higher provisions for incentive compensation, while the decrease in 2005 compared to 2004 was primarily due to lower incentive compensation expense.

Operating Income—Equistar had operating income of $824 million in 2006 compared to $968 million in 2005. The decrease is primarily due to the $135 million impairment charge. Higher 2006 costs, primarily higher raw material costs, were substantially offset by higher average sales prices, including significantly higher co-product and polyethylene sales prices compared to 2005.

Equistar had operating income of $968 million in 2005 compared to $494 million in 2004. The $474 million improvement was primarily the result of higher average product margins. The benefit of the higher 2005 average product margins was partly offset by the negative effects of hurricane-related costs and lower sales volumes. Hurricane-related costs included $20 million of charges, representing Equistar’s exposure to industry losses expected to be underwritten by industry insurance consortia, and $19 million of costs incurred in conjunction with suspending and restarting operations.

Net Income—Equistar had net income of $614 million in 2006 compared to $748 million in 2005. The decrease was primarily attributable to the $135 million impairment charge. Operationally, higher 2006 sales prices were substantially offset by higher costs, primarily higher raw material costs.

Equistar had net income of $748 million in 2005 compared to $276 million in 2004. The $472 million improvement was primarily the result of higher average product margins. The benefit of the higher 2005 average product margins was partly offset by the negative effects of hurricane-related costs and lower sales volumes. Hurricane-related costs included $20 million of charges, representing Equistar’s exposure to industry losses expected to be underwritten by industry insurance consortia, and $19 million of costs incurred in conjunction with suspending and restarting operations.

Fourth Quarter 2006 versus Third Quarter 2006—Equistar had net income of $152 million in the fourth quarter 2006 compared to $78 million in the third quarter 2006, which included the impairment charge of $135 million. Fourth quarter 2006 underlying operating results reflected lower average sales prices, which were only partly offset by lower raw material costs. Fourth quarter 2006 sales volumes for ethylene and derivatives were comparable to the third quarter 2006.

Product Group Analysis

The following analysis discusses Equistar’s operating results focusing on two product groups: ethylene and co-products; and derivatives. Ethylene co-products primarily include propylene, butadiene and aromatics, which include benzene and toluene. Fuel products, which include MTBE and alkylates, are included with the co-products group because fuel products are produced from the co-products. Derivatives primarily include polyethylene, ethylene glycol, ethylene oxide and its other derivatives, and ethanol and polypropylene.

The following table sets forth Equistar’s sales and other operating revenues, operating income and selected product sales volumes.

	For the year ended December 31,
Millions of dollars	2006	2005	2004
Sales and other operating revenues:
Ethylene and co-products	$11,319	$10,344	$8,136
Derivatives	4,150	3,793	3,257
Product group eliminations	(2,704)	(2,451)	(2,077)

Total	$12,765	$11,686	$9,316

Operating income:
Ethylene and co-products	$691	$891	$476
Derivatives	133	77	18

Total	$824	$968	$494

Volumes, in millions
Selected ethylene and co-products:
Ethylene and co-products (pounds)	17,918	17,293	17,935
Aromatics (gallons)	358	412	377
Derivatives products (pounds)	7,193	6,923	7,596

Ethylene and Co-products

Revenues—Revenues of $11,319 million in 2006 were 9% higher compared to $10,344 million in 2005. The increase reflected the effects of higher average sales prices, especially for co-products, and 2% higher sales volumes compared to 2005.

Revenues of $10,344 million in 2005 increased 27% compared to $8,136 million in 2004. The increase in revenues reflected higher average sales prices, particularly for propylene and fuel products, partially offset by lower sales volumes. Sales volumes, including sales of ethylene and co-products included in derivatives, decreased 4% in 2005 compared to 2004. Benchmark ethylene prices averaged 31% higher and benchmark propylene sales prices averaged 28% higher in 2005 compared to 2004.

Operating Income—Operating income in 2006 was $691 million compared to $891 million in 2005. The decrease was primarily due to the $135 million impairment charge related to the Lake Charles, Louisiana ethylene facility and lower product margins as higher costs, primarily higher raw material costs, more than offset the effect of higher average sales prices and sales volumes compared to 2005.

Operating income in 2005 for the ethylene and co-products product group was $891 million compared to $476 million in 2004. The increase of $415 million in 2005 was primarily due to higher product margins. The benefit of the higher 2005 average product margins was partly offset by the negative effects of hurricane-related costs and lower sales volumes.

Derivatives

Revenues—Revenues of $4,150 million in the 2006 were 9% higher compared to revenues of $3,793 million in 2005. The increase in 2006 reflected the effects of higher average sales prices and 4% higher sales volumes.

Revenues of $3,793 million in 2005 increased 16% compared to $3,257 million in 2004. The increase reflected higher average sales prices, partially offset by lower sales volumes. Sales volumes of derivatives in 2005 were 9% lower than in 2004. The average benchmark price of HDPE increased 23% in 2005 compared to 2004.

Operating Income—Operating income for derivatives was $133 million in 2006 compared to $77 million in 2005. The increase in 2006 was primarily the result of higher product margins as higher average sales prices and sales volumes more than offset the unfavorable effects of higher raw material costs compared to 2005.

Operating income for derivatives was $77 million in 2005 compared to $18 million in 2004. The improvement of $59 million in 2005 was primarily the result of higher product margins, partially offset by lower sales volumes. Sales prices increased more than raw material costs compared to 2004.

FINANCIAL CONDITION

Operating Activities—Operating activities provided cash of $807 million in 2006, $1,047 million in 2005 and $215 million in 2004.

The $240 million decrease in 2006 compared to 2005 primarily reflected a net increase in the main components of working capital – accounts receivable and inventory, net of accounts payable – in 2006, which used cash of $231 million, compared to a net decrease in 2005, which provided cash of $32 million. In addition, while spending on maintenance turnarounds decreased $39 million, contributions to pension plans increased $33 million in 2006 compared to 2005.

The large net increase in the main components of working capital in 2006 compared to the net decrease in 2005 was primarily due to increases in accounts receivable and inventory in 2006.

Accounts receivable increased $243 million in 2006 compared to $96 million in 2005. The increase in 2006 primarily reflected the effect of a $200 million decrease in the outstanding amount of accounts receivable sold under the accounts receivable sales facility. There were no receivables sold under this facility at December 31, 2006 compared to $200 million at December 31, 2005. The increase in receivables in 2005 primarily reflected higher average sales prices in 2005 compared to 2004.

In addition, prior to January 2006, discounts were offered to certain customers for early payment for product. As a result, some receivable amounts were collected in December 2005 and 2004 that otherwise would have been expected to be collected in January 2006 and 2005, respectively. This included collections of $84 million and $66 million in December 2005 and 2004, respectively, related to receivables from Occidental Chemical Corporation, a subsidiary of Occidental Petroleum Corporation (together with its subsidiaries and affiliates, collectively “Occidental”).

Inventory increased $156 million in 2006 compared to $69 million in 2005. A significant portion of the 2006 increase in inventory was due to higher volumes of water-borne cargos in transit at December 31, 2006 compared to December 31, 2005 due to the timing of the shipments.

The $832 million increase in cash provided by operating activities in 2005 compared to 2004 reflected the earnings improvement in 2005 and the net decrease in the main components of 2005 working capital. The main components of working capital provided cash of $32 million in 2005 and used cash of $360 million in 2004.

Investing Activities—Investing activities used cash of $166 million, $150 million and $60 million in 2006, 2005 and 2004, respectively, reflecting higher capital expenditure levels in 2006 and 2005 and higher proceeds from asset sales in 2004.

Equistar’s capital expenditures were $168 million in 2006, $153 million in 2005 and $101 million in 2004. The expenditures in 2006 and 2005 reflected increased spending for regulatory and environmental compliance projects. See “Environmental Matters” below. Planned capital expenditures for 2007 are $192 million for base support, minor plant efficiency and profit enhancement projects as well as regulatory and environmental compliance projects.

Proceeds from asset sales in 2004 were $41 million, including $37 million from railcar sale-leaseback transactions.

Financing Activities—Financing activities used cash of $723 million, $721 million and $315 million in 2006, 2005 and 2004, respectively. Equistar made cash distributions of $575 million, $725 million and $315 million to its owners in 2006, 2005 and 2004. During 2006, Equistar also repaid the $150 million of 6.5% Notes outstanding, which matured in February 2006.

In 2005, Equistar amended its $250 million inventory-based revolving credit facility and its $450 million accounts receivable sales facility, increasing the commitment to $400 million and $600 million, respectively, extending the maturities to November 2010 and reducing the interest rate on the revolving credit facility from LIBOR plus 2.25% to LIBOR plus 1.5%. In December 2006, Equistar amended its inventory-based revolving credit facility enabling it to sell certain receivables through new accounts receivable sales facilities.

Liquidity and Capital Resources—At December 31, 2006, Equistar’s long-term debt totaled $2.2 billion, or approximately 57% of its total capitalization, and there were no current maturities. At December 31, 2006, Equistar had cash on hand of $133 million and the total amount available under both the $400 million inventory-based revolving credit facility and the $600 million accounts receivable sales facility totaled approximately $938 million, after giving effect to the borrowing base net of a $50 million unused availability requirement, any outstanding amount of accounts receivable sold under the accounts receivable sales facility, of which there was none at December 31, 2006, and $12 million of outstanding letters of credit under the revolving credit facility as of December 31, 2006. The borrowing base is determined using a formula applied to accounts receivable and inventory balances. The revolving credit facility requires that the unused available amounts under that facility and the $600 million accounts receivable sales facility equal or exceed $50 million, or $100 million if the Interest Coverage Ratio, as defined, at the end of any period of four consecutive fiscal quarters is less than 2:1. There was no outstanding borrowing under the revolving credit facility at December 31, 2006.

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

In August 2006, Standard & Poors (“S&P”) removed Equistar’s ratings from CreditWatch and revised its outlook to stable, reflecting S&P’s belief that the intermediate-range benefits of the Houston Refining LP acquisition by Lyondell will outweigh the temporary increase in debt leverage. In September 2006, Moody’s Investors Service (“Moody’s”) confirmed the rating of Equistar and revised its outlook for Equistar to stable, reflecting Moody’s belief that the additional debt incurred in connection with the Houston Refining LP acquisition by Lyondell will be reduced over the next several years using anticipated increased refining cash flow.

Equistar’s inventory-based revolving credit facility, accounts receivable sales facility and indentures contain restrictive covenants. These covenants are described in Notes 6 and 12 to the Consolidated Financial Statements. The credit facility does not require the maintenance of specified financial ratios as long as certain conditions are met. Some of Equistar’s indentures require additional interest payments to the note holders if Equistar makes distributions when its Fixed Charge Coverage Ratio, as defined, is less than 1.75 to 1.

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

Equistar has a $600 million accounts receivable sales facility, which matures in November 2010. Pursuant to the facility, Equistar sells, through a wholly-owned bankruptcy remote subsidiary, on an ongoing basis and without recourse, an interest in a pool of domestic accounts receivable to financial institutions participating in the facility. Equistar is responsible for servicing the receivables. The amount of interest in the pool of receivables permitted to be sold is determined by a formula. The $600 million accounts receivable sales facility is subject to substantially the same minimum unused availability requirements and covenant requirements as the $400 million inventory-based revolving credit facility. See discussion of “Liquidity and Capital Resources” above and discussion of “Long-Term Debt” below. At December 31, 2006, there was no outstanding amount of receivables sold under the facility and, at December 31, 2005, the outstanding amount of receivables sold was $200 million. Accounts receivable in the consolidated balance sheets are reduced by the sales of interests in the pool.

The facility accelerates availability to the business of cash from product sales that otherwise would have been collected over the normal billing and collection cycle. The availability of the accounts receivable sales facility provides one element of Equistar’s ongoing sources of liquidity and capital resources. Upon termination of the facility, cash collections related to accounts receivable then in the pool would first be applied to the outstanding interest sold, but Equistar would in no event be required to repurchase such interest. In November 2005, Equistar’s accounts receivable sales facility was amended to increase the commitment to $600 million and to extend the maturity to November 2010. See Note 6 to the Consolidated Financial Statements for additional accounts receivable information.

Other obligations that do not give rise to liabilities that would be reflected in Equistar’s balance sheet are described below under “Purchase Obligations” and “Operating Leases.”

Contractual and Other Obligations—The following table summarizes, as of December 31, 2006, Equistar’s minimum payments for long-term debt, and contractual and other obligations for the next five years and thereafter.

		Payments Due By Period
Millions of dollars	Total	2007	2008	2009	2010	2011	Thereafter
Long-term debt	$2,160	$—	$700	$600	$3	$707	$150
Interest on long-term debt	768	209	184	92	86	36	161
Pension benefits:
PBO	275	16	16	18	19	19	187
Assets	(229)	—	—	—	—	—	(229)

Funded status	46
Other postretirement benefits	106	6	7	7	8	8	70
Advances from customers	175	29	15	14	14	13	90
Other	86	—	9	9	3	2	63
Other obligations:
Purchase obligations	4,230	307	306	300	299	295	2,723
Operating leases	703	88	76	67	60	50	362

Total	$8,274	$655	$1,313	$1,107	$492	$1,130	$3,577

Long-Term Debt—Equistar’s long-term debt includes a credit facility and debt obligations. See Note 12 to the Consolidated Financial Statements for a discussion of covenant requirements under the credit facility and indentures and additional information regarding long-term debt.

Interest—The long-term debt agreements contain provisions for the payment of either monthly or semi-annual interest at a stated rate of interest over the term of the debt. These payment obligations are reflected in the table above.

Pension Benefits—Equistar maintains several defined benefit pension plans, as described in Note 15 to the Consolidated Financial Statements. At December 31, 2006, the projected benefit obligation for Equistar’s pension plans exceeded the fair value of plan assets by $46 million. Subject to future actuarial gains and losses, as well as actual asset earnings, Equistar will be required to fund the $46 million. Equistar’s pension contributions were $50 million, $17 million and $16 million in the years 2006, 2005 and 2004, respectively, and are expected to be less than $1 million in 2007. Estimates of pension benefit payments through 2011 are included in the table above.

Other Postretirement Benefits—Equistar provides other postretirement benefits, primarily medical benefits to eligible participants, as described in Note 15 to the Consolidated Financial Statements. Other postretirement benefits are unfunded and are paid by Equistar as incurred. Estimates of other postretirement benefit payments through 2011 are included in the table above.

Advances from Customers—Equistar receives advances from customers in connection with long-term sales agreements under which Equistar is obligated to deliver product primarily at cost-based prices. These advances are treated as deferred revenue and will be amortized to earnings as the product is delivered over the remaining terms of the respective contracts, which range from 5 to 12 years. The unamortized portion of such advances totaled $175 million and $171 million as of December 31, 2006 and 2005, respectively. See Note 11 to the Consolidated Financial Statements.

Other—Other primarily consists of deferred compensation arrangements other than pension and postretirement benefits.

Purchase Obligations—Equistar is a party to various obligations to purchase products and services, principally for utilities and industrial gases. These commitments are designed to assure sources of supply and are not expected to be in excess of normal requirements. See “Commitments” section of Note 16 to the Consolidated Financial Statements for a description of Equistar’s commitments and contingencies, including these purchase obligations.

Operating Leases—Equistar leases various facilities and equipment, including railcars, under noncancelable operating lease arrangements for various periods. See Note 13 to the Consolidated Financial Statements for related lease disclosures.

CURRENT BUSINESS OUTLOOK

Thus far in 2007, underlying business fundamentals continue to be sound. Equistar’s product sales prices that were under pressure during the fourth quarter 2006 have generally stabilized, and are expected to rebound. Raw material costs continue to be volatile and producer inventories have been reduced. Sales volumes have strengthened from fourth quarter 2006 levels. For 2007, fundamental supply and demand conditions for Equistar’s products should be relatively unchanged from the favorable conditions experienced in 2006.

RELATED PARTY TRANSACTIONS

Equistar makes significant sales of product to Lyondell, Millennium, Occidental and Houston Refining. Equistar also makes significant purchases of raw materials and products from Houston Refining and receives significant administrative services from Lyondell.

As of December 31, 2006 and giving effect to Occidental’s January 26, 2007 exercise of a warrant to purchase Lyondell common stock, Occidental owned 8.5% of Lyondell common stock and had one representative on Lyondell’s Board of Directors. In view of Occidental’s relationship with Lyondell, which indirectly owns 100% of Equistar as a result of the acquisition of Millennium by Lyondell on November 30, 2004, Occidental’s transactions with Equistar are reported as related party transactions in Equistar’s Consolidated Financial Statements.

Equistar believes that such transactions are effected on terms substantially no more or less favorable than those that would have been agreed upon by unrelated parties on an arm’s-length basis. See Note 5 to the Consolidated Financial Statements for further discussion of related party transactions.

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

To reflect economic and market conditions, from time to time Equistar may temporarily idle manufacturing facilities. Assets that are temporarily idled are reviewed for impairment at the time they are idled, and at least annually thereafter. Earnings for 2006 included a $135 million pretax charge for impairment of the net book value of Equistar’s ethylene facility in Lake Charles, Louisiana, which was idled in the first quarter of 2001, pending sustained improvement in market conditions. In 2006, Equistar undertook a study of the feasibility, cost and time required to restart the Lake Charles ethylene facility. As a result, management determined that restarting the facility would not be justified. Equistar had no other major idled facilities as of December 31, 2006.

The estimated useful lives of long-lived assets range from 3 to 30 years. Depreciation and amortization of these assets, including amortization of deferred turnaround costs, under the straight-line method over their estimated useful lives totaled $324 million in 2006. If the useful lives of the assets were found to be shorter than originally estimated, depreciation and amortization charges would be accelerated over the revised life.

Equistar defers the costs of major periodic maintenance and repair activities (“turnarounds”) in excess of $5 million, amortizing such costs over the period until the next expected major turnaround of the affected unit. During 2006, 2005 and 2004, cash expenditures of $12 million, $51 million and $55 million, respectively, were deferred and are being amortized, predominantly over 4 to 7 years. Amortization of previously deferred turnaround costs was $40 million in 2006 and $38 million in each of 2005 and 2004.

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

The current benefit service costs, as well as the existing liabilities, for pensions and other postretirement benefits are measured on a discounted present value basis. The discount rate is a current rate, related to the rate at which the liabilities could be settled. Equistar’s assumed discount rate is based on average rates published by Moody’s and Merrill Lynch for high-quality (Aa rating) ten-year fixed income securities. For the purpose of measuring the benefit obligations at December 31, 2006, Equistar increased its assumed discount rate from 5.5% to 5.75%, reflecting market interest rates at December 31, 2006. The 5.75% rate also will be used to measure net periodic benefit cost during 2007. A further one percentage point reduction in the assumed discount rate for Equistar would increase Equistar’s benefit obligation for pensions and other postretirement benefits by approximately $51 million, and would reduce Equistar’s net income by approximately $8 million.

The benefit obligation and the periodic cost of postretirement medical benefits also are measured based on assumed rates of future increase in the per capita cost of covered health care benefits. As of December 31, 2006, the assumed rate of increase was 10% for 2007, decreasing 1% per year to 5% in 2012 and thereafter. A one percentage point change in the health care cost trend rate assumption would have no significant effect on either the benefit liability or the net periodic cost, due to limits on Equistar’s maximum contribution level under the medical plan.

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

Equistar’s expected long-term rate of return on U.S. plan assets of 8% is based on the average level of earnings that its independent pension investment advisor had advised could be expected to be earned over time. The expectation is based on an asset allocation of 55% U.S. equity securities (9.5% expected return), 15% non-U.S. equity securities (9.5% expected return), and 30% fixed income securities (5.5% expected return) recommended by the advisor, and had been adopted for the plans. The actual return on plan assets in 2006 was 12%.

The actual rate of return on plan assets may differ from the expected rate due to the volatility normally experienced in capital markets. Management’s goal is to manage the investments over the long term to achieve optimal returns with an acceptable level of risk and volatility. Based on the market value of plan assets at December 31, 2006, a one percentage point decrease in this assumption for Equistar would decrease Equistar’s net income by approximately $2 million.

Net periodic pension cost recognized each year includes the expected asset earnings, rather than the actual earnings or loss. As a result of asset earnings significantly below the expected return on plan assets rate over the three-year period ended December 31, 2002, the level of unrecognized investment losses, together with the net actuarial gains and losses, is $46 million at December 31, 2006. This unrecognized amount, to the extent it exceeds ten percent of the projected benefit obligation for the respective plan, will be recognized as additional net periodic benefit cost over the average remaining service period of the participants in each plan. This annual amortization charge would be $2 million per year based on the December 31, 2006 unrecognized amount.

Additional information on the key assumptions underlying these benefit costs appears in Note 15 to the Consolidated Financial Statements.

ACCOUNTING AND REPORTING CHANGES

Effective December 31, 2006, Equistar adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-An Amendment of FASB Statements No. 87, 88, 106, and 132R, which primarily requires an employer to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status through comprehensive income in the year in which changes occur. Equistar’s application of SFAS No. 158 as of December 31, 2006 resulted in increases of $6 million and $8 million in its current and long-term benefit liabilities, respectively, a decrease of $9 million in other assets and an increase of $23 million in accumulated other comprehensive loss in its consolidated balance sheet as of December 31, 2006. (See Note 15)

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements. The new standard defines fair value, establishes a framework for its measurement and expands disclosures about such measurements. For Equistar, the standard will be effective beginning in 2008. Equistar does not expect the application of SFAS No. 157 to have a material effect on its consolidated financial statements.

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

ENVIRONMENTAL AND OTHER MATTERS

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

Equistar’s accrued liability for future environmental remediation costs at current and former plant sites and other remediation sites totaled $4 million as of December 31, 2006. In the opinion of management, there is no material estimable range of reasonably possible loss in excess of the liabilities recorded for environmental remediation. However, it is possible that new information about the sites for which the accrual has been established, new technology or future developments such as involvement in investigations by regulatory agencies, could require Equistar to reassess its potential exposure related to environmental matters. See the “Environmental Remediation” section of Note 16 for additional discussion of Equistar’s liabilities for environmental remediation.

Equistar also makes capital expenditures to comply with environmental regulations. Capital expenditures for regulatory compliance in 2006, 2005 and 2004 totaled approximately $60 million, $62 million and $44 million, respectively. Equistar currently estimates expenditures at existing facilities of $30 million in 2007 and $15 million in 2008. The high levels of capital expenditures in 2006, 2005 and 2004 reflected increased spending on projects related to air emission reductions and wastewater management, principally at Equistar’s Gulf Coast plants. Under the Clean Air Act, the eight-county Houston/Galveston region was designated a severe non-attainment area for ozone by the EPA. Emission reduction controls are being installed at each of Equistar’s six facilities in the Houston/Galveston region to comply prior to the November 2007 deadline.

The presence of MTBE in some water supplies in certain states due to gasoline leaking from underground storage tanks and in surface water from recreational water craft led to public concern about the use of MTBE and resulted in U.S. federal and state governmental initiatives to reduce or ban the use of MTBE. Substantially all refiners and blenders have discontinued the use of MTBE in the U.S. See the “MTBE” section of Note 16 to the Consolidated Financial Statements for additional discussion regarding these U.S. federal and state initiatives and their potential impact on Equistar.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

See Note 14 to the Consolidated Financial Statements for discussion of Equistar’s management of commodity price risk and interest rate risk through its use of derivative instruments and hedging activities.

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

In addition, Equistar selectively enters into commodity swap, option, and futures contracts with various terms to manage the volatility related to purchases of natural gas and raw materials, as well as product sales. Market risks created by these derivative instruments and the mark-to-market valuations of open positions are monitored by management. During 2006, 2005 and 2004, the derivative transactions were not significant compared to Equistar’s overall inventory purchases and product sales. At December 31, 2006 and 2005, the notional amount of outstanding derivatives and the related market risk were not material.

INTEREST RATE RISK

Equistar had no borrowing outstanding under its inventory-based revolving credit facility as of December 31, 2006 and 2005. Accordingly, Equistar’s exposure to variable interest rate risk was minimal at December 31, 2006 and 2005.

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

Equistar management assessed the effectiveness of Equistar’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on its assessment, Equistar’s management has concluded that Equistar’s internal control over financial reporting was effective as of December 31, 2006 based on those criteria.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has audited management’s assessment of the effectiveness of Equistar’s internal control over financial reporting as of December 31, 2006, as stated in their report that appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partnership Governance Committee and Partners

of Equistar Chemicals, LP

We have completed integrated audits of Equistar Chemicals, LP’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Equistar Chemicals, LP (the “Partnership”) and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, effective December 31, 2006, the Partnership changed its method of accounting for defined benefit pension and other postretirement plans.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 8, that the Partnership maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Partnership’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Houston, Texas

February 28, 2007

EQUISTAR CHEMICALS, LP

CONSOLIDATED STATEMENTS OF INCOME

	For the year ended December 31,
Millions of dollars	2006	2005	2004
Sales and other operating revenues
Trade	$9,636	$8,732	$6,952
Related parties	3,129	2,954	2,364

	12,765	11,686	9,316
Operating costs and expenses
Cost of sales	11,562	10,487	8,583
Asset impairment	135	—	—
Selling, general and administrative expenses	210	198	205
Research and development expenses	34	33	34

	11,941	10,718	8,822

Operating income	824	968	494
Interest expense	(217)	(227)	(227)
Interest income	7	9	7
Other income (expense), net	—	(2)	2

Net income	$614	$748	$276

See Notes to the Consolidated Financial Statements.

EQUISTAR CHEMICALS, LP

CONSOLIDATED BALANCE SHEETS

	December 31,
Millions of dollars	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$133	$215
Accounts receivable:
Trade, net	890	685
Related parties	277	239
Inventories	809	657
Prepaid expenses and other current assets	49	53

Total current assets	2,158	1,849
Property, plant and equipment, net	2,846	3,063
Investments	59	58
Other assets, net	296	350

Total assets	$5,359	$5,320

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current maturities of long-term debt	$—	$150
Accounts payable:
Trade	731	622
Related parties	174	113
Accrued liabilities	312	275

Total current liabilities	1,217	1,160
Long-term debt	2,160	2,161
Other liabilities and deferred revenues	378	416
Commitments and contingencies
Partners’ capital:
Partners’ accounts	1,642	1,603
Accumulated other comprehensive loss	(38)	(20)

Total partners’ capital	1,604	1,583

Total liabilities and partners’ capital	$5,359	$5,320

See Notes to the Consolidated Financial Statements.

EQUISTAR CHEMICALS, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
Millions of dollars	2006	2005	2004
Cash flows from operating activities:
Net income	$614	$748	$276
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	324	322	313
Asset impairment	135	—	—
Deferred maintenance turnaround expenditures	(12)	(51)	(55)
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(243)	(96)	(216)
Inventories	(156)	(69)	(174)
Accounts payable	168	197	30
Other, net	(23)	(4)	41

Net cash provided by operating activities	807	1,047	215

Cash flows from investing activities:
Expenditures for property, plant and equipment	(168)	(153)	(101)
Proceeds from sales of assets	2	3	41

Net cash used in investing activities	(166)	(150)	(60)

Cash flows from financing activities:
Distributions to owners	(575)	(725)	(315)
Repayment of long-term debt	(150)	(1)	—
Other	2	5	—

Net cash used in financing activities	(723)	(721)	(315)

Increase (decrease) in cash and cash equivalents	(82)	176	(160)
Cash and cash equivalents at beginning of period	215	39	199

Cash and cash equivalents at end of period	$133	$215	$39

See Notes to the Consolidated Financial Statements.

EQUISTAR CHEMICALS, LP

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

Millions of dollars	Lyondell	Millennium	Total	Accumulated Other Comprehensive Income (Loss)	Net Partners’ Capital	Comprehensive Income (Loss)
Balance at January 1, 2004	$669	$950	$1,619	$(18)	$1,601
Net income	195	81	276	—	276	$276
Other comprehensive income:
Minimum pension liability	—	—	—	(1)	(1)	(1)
Distributions to partners	(222)	(93)	(315)	—	(315)

Comprehensive income						$275

Balance at December 31, 2004	$642	$938	$1,580	$(19)	$1,561
Net income	527	221	748	—	748	$748
Other comprehensive income:
Minimum pension liability	—	—	—	1	1	1
Derivative instruments	—	—	—	(2)	(2)	(2)
Distributions to partners	(511)	(214)	(725)	—	(725)

Comprehensive income						$747

Balance at December 31, 2005	$658	$945	$1,603	$(20)	$1,583
Net income	433	181	614	—	614	$614
Other comprehensive income:
Minimum pension liability	—	—	—	5	5	5
Change in accounting for pension and other postretirement benefits	—	—	—	(23)	(23)	—
Distributions to partners	(405)	(170)	(575)	—	(575)

Comprehensive income						$619

Balance at December 31, 2006	$686	$956	$1,642	$(38)	$1,604

See Notes to the Consolidated Financial Statements.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.	Formation of the Partnership and Operations

Equistar Chemicals, LP together with its consolidated subsidiaries (collectively, “Equistar” or “the Partnership”), a Delaware limited partnership which commenced operations on December 1, 1997, was formed by Lyondell Chemical Company and subsidiaries (“Lyondell”) and Millennium Chemicals Inc. and subsidiaries (“Millennium”). On May 15, 1998, Equistar was expanded with the contribution of certain assets from Occidental Petroleum Corporation and subsidiaries (“Occidental”). Prior to August 22, 2002, Equistar was owned 41% by Lyondell, 29.5% by Millennium and 29.5% by Occidental. On August 22, 2002, Lyondell purchased Occidental’s interest in Equistar and, as a result, Lyondell’s ownership interest in Equistar increased to 70.5%. Equistar became a wholly-owned subsidiary of Lyondell as a result of Lyondell’s acquisition of Millennium on November 30, 2004. The consolidated financial statements of Equistar reflect its historical cost basis, and, accordingly, do not reflect any purchase accounting adjustments related to the acquisition by Lyondell of Millennium and Millennium’s interest in Equistar or of Occidental’s interest in Equistar.

Equistar manufactures and markets ethylene and its co-products, primarily propylene, butadiene and aromatics. Equistar also manufactures and markets fuel products and ethylene derivatives, primarily ethylene oxide, ethylene glycol and polyethylene.

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

Equistar has no requirements for compensating balances in a specific amount at a specific point in time. Equistar does maintain compensating balances for some of its banking services and products. Such balances are maintained on an average basis and are solely at Equistar’s discretion.

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

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	Summary of Significant Accounting Policies – (Continued)

Inventory exchange transactions, which involve fungible commodities and do not involve the payment or receipt of cash, are not accounted for as purchases and sales. Any resulting volumetric exchange balances are accounted for as inventory in accordance with the LIFO valuation policy.

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

Environmental Remediation Costs—Anticipated expenditures related to investigation and remediation of contaminated sites, which include current and former plant sites and other remediation sites, are accrued when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Only ongoing operating and monitoring costs, the timing of which can be determined with reasonable certainty, are discounted to present value. Future legal costs associated with such matters, which generally are not estimable, are not included in these liabilities.

Legal Costs—Equistar expenses legal costs, including those incurred in connection with loss contingencies, as incurred.

Income Taxes—The Partnership is not subject to federal income taxes as income is reportable directly by the individual partners; therefore, there is no provision for income taxes in the accompanying financial statements.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	Summary of Significant Accounting Policies – (Continued)

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

Reclassifications—Certain previously reported amounts have been reclassified to conform to classifications adopted in 2006.

Accounting and Reporting Changes—Effective December 31, 2006, Equistar adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-An Amendment of FASB Statements No. 87, 88, 106, and 132R, which primarily requires an employer to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status through comprehensive income in the year in which changes occur. Equistar’s application of SFAS No. 158 as of December 31, 2006 resulted in increases of $6 million and $8 million in its current and long-term benefit liabilities, respectively, a decrease of $9 million in other assets and an increase of $23 million in accumulated other comprehensive loss in its consolidated balance sheet as of December 31, 2006. (See Note 15)

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements. The new standard defines fair value, establishes a framework for its measurement and expands disclosures about such measurements. For Equistar, the standard will be effective beginning in 2008. Equistar does not expect the application of SFAS No. 157 to have a material effect on its consolidated financial statements.

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

3.	Asset Impairment

Equistar’s 2006 earnings reflect a charge of $135 million for impairment of the net book value of its idled Lake Charles, Louisiana ethylene facility. In the third quarter of 2006, Equistar undertook a study of the feasibility, cost and time required to restart the Lake Charles ethylene facility. As a result, management determined that restarting the facility would not be justified. The remaining net book value of the related assets of $10 million represents an estimate, based on probabilities, of alternative-use value. Equistar does not expect to incur any significant future costs with respect to the facility.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	Hurricane Effects

During 2005, two major hurricanes impacted the chemical and related industries in the coastal and off-shore regions of the Gulf of Mexico. Net income in 2005 reflected charges totaling $28 million representing Equistar’s exposure to industry losses expected to be underwritten by industry insurance consortia, primarily resulting from hurricane damages.

As a result of Hurricane Rita, Equistar also incurred various costs that are subject to insurance reimbursements. Such costs include those incurred in conjunction with suspending operations at substantially all of its Gulf Coast plants, minor damage to facilities, and costs to restore operations. Net income in 2005 included $19 million of such costs incurred by Equistar, of which all but a $5 million deductible under the relevant insurance policies are subject to reimbursement through insurance. In 2006, Equistar recognized a $1 million benefit from insurance reimbursements related to its plants. No benefits were recognized in 2005.

5.	Related Party Transactions

Equistar is a wholly-owned subsidiary of Lyondell. As of December 31, 2006 and giving effect to Occidental’s January 26, 2007 exercise of its warrant to purchase Lyondell common stock, Occidental owned 8.5% of Lyondell, and had one representative on the Lyondell Board of Directors. Lyondell owns 100% of Houston Refining LP (formerly known as LYONDELL-CITGO Refining LP) and Millennium. All of the above companies are considered related parties of Equistar. In the discussion of related party transactions below, Lyondell refers to Lyondell Chemical Company and its wholly-owned subsidiaries other than Houston Refining, Millennium and Equistar and their respective subsidiaries.

Product Transactions with Lyondell—Lyondell purchases ethylene, propylene and benzene at market-related prices from Equistar under various agreements expiring in 2013 and 2014. With the exception of one pre-existing third-party product supply agreement expiring in 2015, Lyondell is required, under the agreements, to purchase 100% of its ethylene, propylene and benzene requirements for its Channelview and Bayport, Texas facilities from Equistar. Lyondell licenses methyl tertiary butyl ether (“MTBE”) technology to Equistar, and purchases MTBE produced by Equistar at market-related prices.

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

Product Transactions with Millennium—Equistar sells ethylene to Millennium at market-related prices pursuant to an agreement entered into in connection with the formation of Equistar. Under this agreement, Millennium is required to purchase 100% of its ethylene requirements for its LaPorte, Texas facility from Equistar. The initial term of the contract expired December 31, 2000 and it continues thereafter for one-year periods unless either party serves notice of termination twelve months in advance.

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

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Related Party Transactions – (Continued)

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

Product Transactions with Houston Refining LP—Equistar has product sales and raw material purchase agreements with Houston Refining, a wholly-owned subsidiary of Lyondell as of August 16, 2006. Certain ethylene co-products are sold by Equistar to Houston Refining for processing into gasoline and certain refined products are sold by Houston Refining to Equistar as raw materials. Equistar also has processing and storage arrangements with Houston Refining and provides certain marketing services for Houston Refining. All of the agreements between Houston Refining and Equistar are on terms generally representative of prevailing market prices. Subsequent to August 16, 2006, transactions between Equistar and Houston Refining are reported as related party transactions of Lyondell.

Shared Services Agreement with Lyondell—Under a shared services agreement, Lyondell provides office space and various services to Equistar, including information technology, sales and marketing, supply chain, and other administrative and support services. Lyondell charges Equistar for Equistar’s share of the cost of such services. Direct costs, incurred exclusively for Equistar, also are charged to Equistar. Costs related to a limited number of shared services, primarily engineering, continue to be incurred by Equistar on behalf of Lyondell. In such cases, Equistar charges Lyondell for its share of such costs.

Shared Services and Shared-Site Agreements with Millennium—Equistar and Millennium provide operating services, utilities and raw materials to each other at common locations. Millennium and Equistar have various operating, manufacturing and technical service agreements under which, Millennium bills Equistar for certain operational services, including utilities, plant-related transportation and other services, and Equistar bills Millennium for utilities and fuel streams.

Lease Agreements with Occidental—Equistar subleases certain railcars from Occidental and leases its Lake Charles ethylene facility and the land related thereto from Occidental. See Note 3 for additional information related to the Lake Charles ethylene facility.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Related Party Transactions – (Continued)

Related party transactions are summarized as follows:

	For the year ended December 31,
Millions of dollars	2006	2005	2004
Equistar billed related parties for:
Sales of products and processing services:
Lyondell	$1,467	$1,202	$931
Houston Refining	842	944	747
Occidental	780	755	634
Millennium	40	53	52
Shared services and shared site agreements:
Millennium	16	27	19
Houston Refining	5	4	4
Lyondell	24	20	22
Natural gas purchased for Lyondell	—	—	81
Related parties billed Equistar for:
Purchases of products:
Houston Refining	$928	$394	$425
Lyondell	352	307	54
Millennium	9	8	10
Occidental	33	20	3
Shared services, transition and lease agreements:
Lyondell	209	183	182
Millennium	1	1	2
Occidental	7	7	9
Houston Refining	1	1	1

6.	Accounts Receivable

Equistar sells its products primarily to other chemical manufacturers in the petrochemical industry. Equistar performs ongoing credit evaluations of its customers’ financial condition and, in certain circumstances, requires letters of credit from them. Equistar’s allowance for doubtful accounts receivable, which is reflected in the Consolidated Balance Sheets as a reduction of accounts receivable, totaled $5 million and $7 million at December 31, 2006 and 2005, respectively. The Consolidated Statements of Income included provisions for doubtful accounts of less than $1 million in each of 2006 and 2004. There were no provisions for doubtful accounts receivable in 2005.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Accounts Receivable – (Continued)

In November 2005, Equistar amended its $450 million accounts receivable sales facility, increasing the commitment to $600 million and extending the maturity to November 2010. Pursuant to this facility, Equistar sells, through a wholly-owned bankruptcy-remote subsidiary, on an ongoing basis and without recourse, an interest in a pool of domestic accounts receivable to financial institutions participating in the facility. Equistar is responsible for servicing the receivables. The $600 million accounts receivable sales facility is subject to substantially the same minimum unused availability requirements and covenant requirements as the $400 million inventory-based revolving credit facility, which also is secured by a pledge of accounts receivable (see Note 12).

The amount of the interest in the pool of receivables permitted to be sold is determined by a formula. Accounts receivable in the Consolidated Balance Sheets are reduced by the sales of interests in the pool. Upon termination of the facility, cash collections related to accounts receivable then in the pool would first be applied to the outstanding interests sold. Increases and decreases in the amount sold are reflected in operating cash flows in the Consolidated Statements of Cash Flows, representing collections of sales revenue. Fees related to the sales are included in “Selling, general and administrative expenses” in the Consolidated Statements of Income. The outstanding amount of receivables sold under the facility was $200 million as of December 31, 2005 and there was none outstanding as of December 31, 2006.

Prior to January 2006, discounts were offered to certain customers for early payment for product. As a result, some receivable amounts were collected in December 2005 and 2004, respectively, that otherwise would have been expected to be collected in January 2006 and 2005, respectively. This included collections of $84 million and $66 million in December 2005 and 2004, respectively, related to receivables from Occidental.

7.	Inventories

Inventories consisted of the following components at December 31:

Millions of dollars	2006	2005
Finished goods	$452	$400
Work-in-process	14	11
Raw materials	225	132
Materials and supplies	118	114

Total inventories	$809	$657

At December 31, 2006, approximately 89% of Equistar’s inventories, excluding materials and supplies and in-transit inventory, were valued using the LIFO method.

The excess of the current replacement cost over book value of those inventories that are carried at cost using the LIFO method was approximately $381 million and $465 million at December 31, 2006 and 2005, respectively.

Equistar’s inventory-based revolving credit facility was amended in November 2005, increasing the availability from $250 million to $400 million and extending the maturity to November 2010. This facility was undrawn at December 31, 2006 and 2005 (see Note 12).

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Property, Plant an d Equipment and Other Assets

The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows at December 31:

Millions of dollars	2006	2005
Land	$85	$78
Manufacturing facilities and equipment	6,093	6,184
Construction in progress	141	98

Total property, plant and equipment	6,319	6,360
Less accumulated depreciation	(3,473)	(3,297)

Property, plant and equipment, net	$2,846	$3,063

Maintenance and repair expenses were $287 million, $261 million and $246 million for the years ended December 31, 2006, 2005 and 2004, respectively. No interest was capitalized to property, plant and equipment during the three-year period.

In 2004, Equistar sold certain railcars for $37 million and leased the railcars from the buyer under an operating lease agreement. The sale resulted in a gain of $7 million that is being recognized over the 10 year term of the lease as a reduction of lease rent expense.

The components of other assets, at cost, and the related accumulated amortization were as follows at December 31:

	2006			2005
Millions of dollars	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Identifiable intangible assets:
Turnaround costs	$324	$(157)	$167	$337	$(142)	$195
Software costs	100	(68)	32	97	(53)	44
Debt issuance costs	46	(28)	18	46	(22)	24
Catalyst costs	44	(31)	13	39	(25)	14
Other	79	(24)	55	72	(20)	52

Total intangible assets	$593	$(308)	285	$591	$(262)	329

Pension asset			6			15
Other			5			6

Total other assets, net			$296			$350

Amortization of these identifiable intangible assets for the next five years is expected to be $69 million in 2007, $56 million in 2008, $40 million in 2009, $30 million in 2010 and $22 million in 2011.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Property, Plant and Equipment and Other Assets – (Continued)

Depreciation and amortization expense is summarized as follows for the years ended December 31:

Millions of dollars	2006	2005	2004
Property, plant and equipment	$254	$254	$248
Turnaround costs	40	38	38
Software costs	17	18	16
Other	13	12	11

Total depreciation and amortization	$324	$322	$313

In addition to the depreciation and amortization expense shown above, amortization of debt issuance costs of $5 million in each of 2006 and 2005 and $6 million in 2004 is included in interest expense in the Consolidated Statements of Income.

9.	Accounts Payable

Accounts payable at December 31, 2006 and 2005 included liabilities in the amounts of $7 million and $6 million, respectively, for checks issued in excess of associated bank balances but not yet presented for collection.

10.	Accrued Liabilities

Accrued liabilities consisted of the following components at December 31:

Millions of dollars	2006	2005
Payroll and benefits	$92	$75
Pension and other postretirement benefits	7	—
Taxes other than income taxes	68	68
Interest	60	64
Product sales rebates	28	36
Deferred revenues	36	28
Other	21	4

Total accrued liabilities	$312	$275

11.	Def erred Revenues

Deferred revenues at December 31, 2006 and 2005 of $175 million and $171 million, respectively, represent advances from customers as partial prepayments for products to be delivered under long-term product supply contracts. Equistar is recognizing this deferred revenue as the associated product is delivered. Trade sales and other operating revenues included $13 million, $22 million and $17 million in 2006, 2005 and 2004, respectively, of such previously deferred revenues.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	Long-Term Debt

Long-term debt consisted of the following at December 31:

Millions of dollars	2006	2005
$400 million inventory-based revolving credit facility	$—	$—
Other debt obligations:
Senior Notes due 2008, 10.125%	700	700
Senior Notes due 2011, 10.625% ($7 million of premium)	707	708
Debentures due 2026, 7.55%	150	150
Notes due 2006, 6.5%	—	150
Notes due 2009, 8.75%	600	600
Other	3	3

Total long-term debt	2,160	2,311
Less current maturities	—	150

Total long-term debt, net	$2,160	$2,161

Aggregate maturities of all long-term debt during the next five years are $700 million in 2008, $600 million in 2009, $3 million in 2010, $707 million in 2011 and $150 million thereafter.

Equistar may currently redeem its 10.125% Senior Notes due 2008, 10.625% Senior Notes due 2011 and 8.75% Notes due 2009 upon payment of the present value of future interest and principal amounts, using a specified discount rate. Alternatively, Equistar may redeem the 10.625% Senior Notes due 2011 beginning in 2007, at a price of 105.313% of the principal amount with the price declining annually to 100% at maturity.

During 2006, Equistar repaid the $150 million of 6.5% Notes outstanding, which matured in February 2006.

During 2005, Equistar amended its $250 million inventory-based revolving credit facility, increasing the availability to $400 million, extending the maturity to November 2010 and reducing the interest rate from LIBOR plus 2.25% to LIBOR plus 1.5%. The total amount available at December 31, 2006 under both the $400 million inventory-based revolving credit facility and the $600 million accounts receivable sales facility (see Note 6) was $938 million, which gave effect to the borrowing base less a $50 million unused availability requirement and any outstanding amount of accounts receivable sold under the accounts receivable facility, of which there was none at December 31, 2006, and $12 million of outstanding letters of credit under the revolving credit facility as of December 31, 2006. The borrowing base is determined using a formula applied to accounts receivable and inventory balances. The revolving credit facility requires that the unused available amounts under that facility and the $600 million accounts receivable sales facility equal or exceed $50 million, or $100 million if the Interest Coverage Ratio (as defined) at the end of any period of four consecutive fiscal quarters is less than 2:1. The revolving credit facility is secured by a lien on all inventory and certain personal property, including a pledge of accounts receivable. There was no borrowing under the revolving credit facility at December 31, 2006.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	Long-Term Debt – (Continued)

The $400 million revolving credit facility and the indentures contain covenants that, subject to exceptions, restrict, among other things, lien incurrence, debt incurrence, dividends, sales of assets, investments, accounts receivable securitizations, purchase of equity, payments on indebtedness, affiliate transactions, sale and leaseback transactions and mergers. The credit facility does not require the maintenance of specified financial ratios as long as certain conditions are met. In addition, some of Equistar’s indentures require additional interest payments to the note holders if Equistar makes distributions when its Fixed Charge Coverage Ratio (as defined) is less than 1.75 to 1.

Lyondell is a guarantor of Equistar’s 7.55% Debentures due 2026. The consolidated financial statements of Lyondell are filed as an exhibit to Equistar’s Annual Report on Form 10-K for the year ended December 31, 2006.

13.	Lease Commitments

Equistar leases various facilities and equipment under noncancelable operating lease arrangements for varying periods. Operating leases include leases of railcars used in the distribution of products in Equistar’s business. As of December 31, 2006, future minimum lease payments for the next five years and thereafter, relating to all noncancelable operating leases with lease terms in excess of one year were as follows:

Millions of dollars
2007	$88
2008	76
2009	67
2010	60
2011	50
Thereafter	362

Total minimum lease payments	$703

Net rental expense for 2006, 2005 and 2004 was $106 million, $103 million and $94 million, respectively.

14.	Financial Instruments and Derivatives

The fair value of all nonderivative financial instruments included in current assets and current liabilities, including cash and cash equivalents, accounts receivable and accounts payable, approximated their carrying value due to their short maturity. Based on the borrowing rates currently available to Equistar for debt with terms and average maturities similar to Equistar’s debt portfolio, the fair value of Equistar’s long-term debt, including amounts due within one year, was approximately $2,255 million and $2,456 million at December 31, 2006 and 2005, respectively.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Pension and Other Postretirement Benefits

All full-time regular employees are covered by defined benefit pension plans sponsored by Equistar. Retirement benefits are generally based upon years of service and the employee’s highest compensation for any consecutive 36 month period during the last 120 months of service or other compensation measures as defined under the respective plan provisions. Equistar funds the plans through contributions to pension trust funds, generally subject to minimum funding requirements as provided by applicable law. Equistar also has unfunded supplemental nonqualified retirement plans, which provide pension benefits for certain employees in excess of the U.S. tax-qualified plans’ limits. In addition, Equistar sponsors unfunded postretirement benefit plans other than pensions, which provide medical and life insurance benefits. The postretirement medical plans are contributory, while the life insurance plans are generally non contributory. The life insurance benefits are provided to employees who retired before July 1, 2002.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Pension and Other Postretirement Benefits – (Continued)

The following table provides a reconciliation of projected benefit obligations, plan assets and the funded status of these plans:

	Pension Benefits		Other Postretirement Benefits
Millions of dollars	2006	2005	2006	2005
Change in benefit obligation:
Benefit obligation, January 1	$256	$223	$110	$117
Service cost	23	21	3	3
Interest cost	14	13	5	6
Actuarial (gain) loss	(8)	9	(7)	(1)
Plan amendments	—	—	—	(10)
Benefits paid	(10)	(10)	(5)	(5)

Benefit obligation, December 31	275	256	106	110

Change in plan assets:
Fair value of plan assets, January 1	169	152
Actual return on plan assets	20	10
Partnership contributions	50	17
Benefits paid	(10)	(10)

Fair value of plan assets, December 31	229	169

Funded status, December 31	(46)	(87)	(106)	(110)
Amounts not recognized in benefit costs:
Actuarial and investment (gain) loss	46	66	(5)	3
Prior service benefit	(1)	(2)	(2)	(3)

Net amount recognized in benefit costs	$(1)	$(23)	$(113)	$(110)

Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost	$5	$15	$—	$—
Accrued benefit liability, current	—	—	(6)	—
Accrued benefit liability, long-term	(51)	(58)	(100)	(110)

Funded status, December 31, 2006	(46)		(106)
Accumulated other comprehensive (income) loss	45	20	(7)	—

Net amount recognized in benefit costs	$(1)	$(23)	$(113)	$(110)

Additional Information:
Accumulated benefit obligation for defined benefit plans, December 31	$224	$209
Decrease in minimum liability, prior to application of SFAS No. 158, included in other comprehensive income	(5)	(1)

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Pension and Other Postretirement Benefits – (Continued)

The 2005 decrease in the benefit obligation and increase in unrecognized prior service benefit reflect the amendment of the Equistar postretirement medical plan, effective January 1, 2006, that reduced retiree medical benefits.

Pension plans with projected benefit obligations in excess of the fair value of assets are summarized as follows at December 31:

Millions of dollars	2006	2005
Projected benefit obligation	$257	$237
Fair value of assets	205	146

Pension plans with accumulated benefit obligations in excess of the fair value of assets are summarized as follows at December 31:

Millions of dollars	2006	2005
Accumulated benefit obligation	$61	$190
Fair value of assets	48	146

The following table provides the components of periodic pension and other postretirement benefit costs for the year ended December 31:

	Pension Benefits			Other Postretirement Benefits
Millions of dollars	2006	2005	2004	2006	2005	2004
Net periodic benefit cost:
Service cost	$23	$21	$18	$3	$3	$3
Interest cost	14	13	12	5	6	7
Actual return on plan assets	(20)	(10)	(15)	—	—	—
Less-return in excess of (less than) expected return	6	(2)	5	—	—	—

Expected return on plan assets	(14)	(12)	(10)	—	—	—
Prior service cost amortization	—	—	—	—	2	2
Actuarial and investment loss amortization	5	6	5	—	—	—

Net periodic benefit cost	$28	$28	$25	$8	$11	$12

Estimated amortization of the defined benefit pension plans actuarial loss and prior service cost components of accumulated other comprehensive income (“AOCI”) to be included in 2007 net periodic pension cost is $2 million and less than $1 million, respectively. Estimated amortization of the defined benefit postretirement plans prior service cost component of AOCI to be included in 2007 net periodic benefit cost is less than $1 million.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Pension and Other Postretirement Benefits – (Continued)

The assumptions used in determining the net benefit liability were as follows at December 31:

	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
Weighted-average assumptions as of December 31:
Discount rate	5.75%	5.50%	5.75%	5.50%
Rate of compensation increase	4.50%	4.50%

The assumptions used in determining net benefit cost were as follows for the year ended December 31:

	Pension Benefits			Other Postretirement Benefits
	2006	2005	2004	2006	2005	2004
Weighted-average assumptions for the year:
Discount rate	5.50%	5.75%	6.25%	5.50%	5.75%	6.25%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	4.50%	4.50%	4.50%

The assumed annual rate of increase in the per capita cost of covered health care benefits as of December 31, 2006 was 10% for 2007, decreasing 1% per year to 5% in 2012 and thereafter. The health care cost trend rate assumption does not have a significant effect on the amounts reported due to limits on Equistar’s maximum contribution level to the medical plan. To illustrate, increasing or decreasing the assumed health care cost trend rates by one percentage point in each year would change the accumulated other postretirement benefit liability as of December 31, 2006 by less than $1 million and would not have a material effect on the aggregate service and interest cost components of the net periodic other postretirement benefit cost for the year then ended.

Management’s goal is to manage pension investments over the long term to achieve optimal returns with an acceptable level of risk and volatility. Targeted asset allocations of 55% U.S. equity securities, 15% non-U.S. equity securities, and 30% fixed income securities are based on recommendations by Equistar’s independent pension investment advisor. Equistar’s expected long-term rate of return on plan assets of 8% is based on the average level of earnings that its independent pension investment advisor has advised could be expected to be earned over time on such allocation. Investment policies prohibit investments in securities issued by Equistar or an affiliate, such as Lyondell or Millennium, or investment in speculative derivative instruments. The investments are marketable securities that provide sufficient liquidity to meet expected benefit obligation payments.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Pension and Other Postretirement Benefits – (Continued)

Equistar’s pension plan weighted-average asset allocations by asset category were as follows at December 31:

	2006 Policy	2006	2005
Asset Category:
U.S. equity securities	55%	56%	54%
Non-U.S. equity securities	15%	17%	16%
Fixed income securities	30%	27%	30%

Total	100%	100%	100%

Equistar expects to contribute less than $1 million to its pension plans in 2007.

As of December 31, 2006, future expected benefit payments, which reflect expected future service, as appropriate, were as follows:

Millions of dollars	Pension Benefits	Other Benefits
2007	$16	$6
2008	16	7
2009	18	7
2010	19	8
2011	19	8
2012 through 2016	115	41

Equistar also maintains voluntary defined contribution savings plans for eligible employees. Contributions to the plans by Equistar were $13 million in 2006 and $12 million in each of 2005 and 2004.

16.	Commitments and Contingencies

Commitments—Equistar has various purchase commitments for materials, supplies and services incident to the ordinary conduct of business, generally for quantities required for its businesses and at prevailing market prices. Equistar is also a party to various obligations to purchase products and services, principally for utilities and industrial gases. These commitments are designed to assure sources of supply and are not expected to be in excess of normal requirements. See also Note 5, describing related party transactions. At December 31, 2006, future minimum payments under those contracts with noncancelable contract terms in excess of one year and fixed minimum payments were as follows:

Millions of dollars
2007	$307
2008	306
2009	300
2010	299
2011	295
Thereafter through 2023	2,723

Total minimum contract payments	$4,230

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	Commitments and Contingencies – (Continued)

Equistar’s total purchases under these agreements were $416 million, $494 million and $378 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Asset Retirement Obligation—Equistar believes that there are asset retirement obligations associated with some of its facilities, but that the present value of those obligations normally is not material in the context of an indefinite expected life of the facilities. Equistar continually reviews the optimal future alternatives for its facilities. In many cases, the amount and timing of costs, if any, that may be incurred as a result of such reviews are not known, and no decisions have been reached, but if a decision were reached to retire one or more facilities in the foreseeable future, the asset retirement costs could range from $0 to $30 million, depending upon the scope of the required work and other factors. At December 31, 2006, the balance of the liability that had been recognized for all asset retirement obligations was $12 million. In addition, any decision to retire a facility would result in other costs, including employment related costs.

Environmental Remediation—Equistar’s accrued liability for future environmental remediation costs totaled $4 million and $1 million as of December 31, 2006 and 2005, respectively. In the opinion of management, there is no material estimable range of reasonably possible loss in excess of the liability recorded for environmental remediation. However, it is possible that new information about the sites for which the accrual has been established, new technology or future developments such as involvement in investigations by regulatory agencies, could require Equistar to reassess its potential exposure related to environmental matters.

MTBE—The presence of MTBE in some water supplies in certain U.S. states due to gasoline leaking from underground storage tanks and in surface water from recreational water craft led to public concern about the use of MTBE and resulted in U.S. federal and state governmental initiatives to reduce or ban the use of MTBE. Substantially all refiners and blenders have discontinued the use of MTBE in the U.S.

Accordingly, Equistar’s MTBE is sold for use outside of the U.S. However, there are higher distribution costs and import duties associated with exporting MTBE outside of the U.S., and the increased supply of MTBE may reduce profitability of MTBE in these export markets. Should it become necessary or desirable to significantly reduce MTBE production, Equistar may make capital expenditures to add the flexibility to produce alternative gasoline blending components, such as iso-octane, iso-octene (also know as “di-isobutylene”) or ethyl tertiary butyl ether (“ETBE”), at its MTBE plant. Conversion and product decisions will continue to be influenced by regulatory and market developments. The profit contribution related to iso-octane or iso-octene may be lower than that historically realized on MTBE.

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

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.	Supplemental Cash Flow Information

Supplemental cash flow information is summarized as follows for the years ended December 31:

Millions of dollars	2006	2005	2004
Cash paid for interest	$216	$221	$220

18.	Segment and Related Information

Equistar operates in one reportable segment, ethylene, co-products and derivatives (“EC&D”), which includes: the ethylene and co-products product group, including primarily manufacturing and marketing of ethylene, its co-products, including propylene, butadiene and aromatics; and the derivatives product group, including primarily manufacturing and marketing of ethylene oxide, ethylene glycol and polyethylene (see Note 1).

The accounting policies of the segment are the same as those described in “Summary of Significant Accounting Policies” (see Note 2). Transfers of product from the ethylene and co-products product group to the derivatives product group are made at prices approximating prevailing market prices. No trade customer accounted for 10% or more of Equistar’s consolidated sales during any year in the three-year period ended December 31, 2006; however, sales to Lyondell were approximately 11% in 2006 and 10% in each of 2005 and 2004.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.	Segment and Related Information – (Continued)

Although Equistar operates in one integrated reportable segment, Equistar has provided certain additional data, as shown below, for two product groups: the ethylene and co-products group, reflecting the products of the core ethylene manufacturing processes, and the derivatives products group.

Millions of dollars	Ethylene & co-products	Derivatives	Other	Eliminations	Consolidated

2006
Sales and other operating revenues
Customers	$8,615	$4,150	$—	$—	$12,765
Inter-product group	2,704	—	—	(2,704)	—

	11,319	4,150	—	(2,704)	12,765
Operating income	691	133	—	—	824
Total assets	3,289	1,819	251	—	5,359
Capital expenditures	101	66	1	—	168
Depreciation and amortization expense	228	96	—	—	324

2005
Sales and other operating revenues
Customers	$7,893	$3,793	$—	$—	$11,686
Inter-product group	2,451	—	—	(2,451)	—

	10,344	3,793	—	(2,451)	11,686
Operating income	891	77	—	—	968
Total assets	3,198	1,803	319	—	5,320
Capital expenditures	109	43	1	—	153
Depreciation and amortization expense	224	98	—	—	322

2004
Sales and other operating revenues
Customers	$6,059	$3,257	$—	$—	$9,316
Inter-product group	2,077	—	—	(2,077)	—

	8,136	3,257	—	(2,077)	9,316
Operating income	476	18	—	—	494
Total assets	3,095	1,808	171	—	5,074
Capital expenditures	79	22	—	—	101
Depreciation and amortization expense	225	88	—	—	313

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.	Segment and Related Information – (Continued)

The following table presents the details of “Total assets” as presented above in the “Other” column as of December 31, for the years indicated:

Millions of dollars	2006	2005	2004
Cash and cash equivalents	$133	$215	$39
Accounts receivable—trade and related parties	9	2	11
Prepaid expenses and other current assets	7	12	7
Property, plant and equipment, net	48	6	9
Other assets, net	54	84	105

Total assets	$251	$319	$171

19.	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows at December 31:

Millions of dollars	2006	2005
Minimum pension liability	$—	$(20)
Pension and postretirement benefit liabilities after application of SFAS No. 158	(38)	—

Total accumulated other comprehensive loss	$(38)	$(20)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Equistar performed an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer (principal executive officer) and the Senior Vice President and Chief Financial Officer (principal financial officer), of the effectiveness of Equistar’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2006. Based upon that evaluation, the Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that Equistar’s disclosure controls and procedures are effective.

There were no changes in Equistar’s internal control over financial reporting that occurred during Equistar’s last fiscal quarter (the fourth quarter 2006) that have materially affected, or are reasonably likely to materially affect, Equistar’s internal control over financial reporting.

Equistar’s management’s report on internal control over financial reporting appears on page 37 of this Annual Report on Form 10-K. In addition, PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has audited management’s assessment of the effectiveness of Equistar’s internal control over financial reporting, as of December 31, 2006, as stated in their report that appears on page 38 of this Annual Report on Form 10-K.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Omitted pursuant to General Instruction I of Form 10-K.

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table presents fees for audit services rendered by PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) for the audit of Equistar’s annual financial statements for the years ended December 31, 2006 and 2005, and fees billed or expected to be billed for audit-related, tax and all other services rendered by PricewaterhouseCoopers during those periods.

Thousands of dollars	2006	2005
Audit fees (a)	$1,512	$1,350
Audit-related fees (b)	270	297
Tax fees	—	—
All other fees	—	—

Total	$1,782	$1,647

(a)	Audit fees consist of the aggregate fees and expenses billed or expected to be billed for professional services rendered by PricewaterhouseCoopers for the audit of Equistar’s annual financial statements, the review of financial statements included in Equistar’s Form 10-Qs or for services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for those fiscal years. Of the 2005 audit fees shown in the table, $500,000 represents fees and expenses billed in 2006 related to 2005 audit services. Of the 2006 audit fees shown in the table, $300,000 represents fees and expenses expected to be billed in 2007 related to 2006 audit services.

(b)

Audit-related fees consist of the aggregate fees billed for assurance and related services by PricewaterhouseCoopers that are reasonably related to the performance of the audit or review of Equistar’s financial statements. This category includes fees related to: the performance of audits of Equistar’s benefit plans; agreed-upon or expanded audit procedures relating to accounting and/or billing records required to respond to or comply with financial, accounting or regulatory reporting matters; and consultations as to the accounting or disclosure treatment of transactions or events and/or the actual or potential impact of final or proposed rules, standards or interpretations by regulatory or standard setting bodies. Of the 2005 audit-related fees shown in the table, $152,000 represents fees billed in 2006 for 2005 audit-related services. Of the 2006 audit-related fees shown in the table, $65,000 represents fees expected to be billed in 2007 for 2006 audit-related services.

Pre-Approval Policy

Generally, the Partnership Governance Committee of Equistar serves as Equistar’s Audit Committee, and is directly responsible for overseeing the work of the independent registered public accounting firm. However, as a result of Lyondell’s November 30, 2004 acquisition of Millennium, Equistar and Millennium became consolidated subsidiaries of Lyondell. Therefore, to protect the independence of Equistar’s independent registered public accounting firm and to ensure that services provided by the independent registered public accounting firm are pre-approved by an independent governing body, on December 1, 2004, Equistar’s Partnership Governance Committee revised its pre-approval policy. Under the revised pre-approval policy, Equistar’s Partnership Governance Committee has delegated to Lyondell’s Audit Committee, which consists entirely of independent directors, the responsibility for reviewing and pre-approving all audit and non-audit services to be provided for Equistar by Equistar’s independent registered public accounting firm (including affiliates or related member firms).

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following exhibits are filed as a part of this report:

Exhibit Number.	Description of Document
3.1	Certificate of Limited Partnership of the Registrant dated as of October 17, 1997 (13)

3.1(a)	Certificate of Amendment to the Certificate of Limited Partnership of the Registrant dated as of May 15, 1998 (13)

3.1(b)	Certificate of Amendment to the Certificate of Limited Partnership of the Registrant dated as of October 31, 2002 (13)

3.1(c)	Certificate of Amendment to the Certificate of Limited Partnership of the Registrant dated as of November 30, 2004 (13)

3.2	Amended and Restated Limited Partnership Agreement of the Registrant dated as of November 29, 2004 (11)

3.2(a)	Amendment to Amended and Restated Limited Partnership Agreement of the Registrant effective as of June 30, 2006 (14)

4.1	Indenture among the Registrant, Equistar Funding Corporation and The Bank of New York, as Trustee, dated as of January 15, 1999 (1)

4.1(a)	First Supplemental Indenture among the Registrant, Equistar Funding Corporation and The Bank of New York, as Trustee (1)

4.1(b)	Note (attached as Exhibit A to the First Supplemental Indenture among the Registrant, Equistar Funding Corporation and The Bank of New York, as Trustee, filed herewith as Exhibit 4.1(a)) (1)

4.1(c)	Second Supplemental Indenture among the Registrant, Equistar Funding Corporation and The Bank of New York, as Trustee (1)

4.1(d)	Note (attached as Exhibit A to the Second Supplemental Indenture among the Registrant, Equistar Funding Corporation and The Bank of New York, as Trustee, filed herewith as Exhibit 4.1(c)) (1)

4.2	Credit Agreement dated as of December 17, 2003 among the Registrant, the subsidiaries of the Registrant party thereto, the lenders party thereto and Bank One, NA, Credit Suisse First Boston and JP Morgan Chase Bank as Co-Documentation Agents, Bank of America, N.A. and Citicorp USA, Inc. as Co-Collateral Agents, and Citicorp USA, Inc. as Administrative Agent (8)

4.2(a)	Amendment No. 1 dated as of June 25, 2004 to Credit Agreement dated as of December 17, 2003 among the Registrant, the subsidiaries of the Registrant party thereto, the lenders party thereto and Bank One, NA, Credit Suisse First Boston and JP Morgan Chase Bank as Co-Documentation Agents, Bank of America, N.A. and Citicorp USA, Inc. as Co-Collateral Agents, and Citicorp USA, Inc. as Administrative Agent (9)

4.2(b)	Amendment No. 2 dated as of November 2, 2005 to Credit Agreement dated as of December 17, 2003 among the Registrant, the subsidiaries of the Registrant party thereto, the lenders party thereto, Credit Suisse First Boston, JPMorgan Chase Bank, N.A. and Wachovia Bank, National Association as Co-Documentations Agents, Citicorp USA, Inc. and Bank of America, N.A. as Co-Collateral Agents, and Citicorp USA, Inc. as Administrative Agent (12)

4.2(c)	Amendment No. 3 dated as of December 6, 2006 to Credit Agreement dated as of December 17, 2003 among the Registrant, the subsidiaries of the Registrant parties thereto, the lenders party thereto, Credit Suisse First Boston, JPMorgan Chase Bank, N.A. and Wachovia Bank, National Association as co-documentations agents, Citicorp USA, Inc. and Bank of America, N.A. as co-collateral agents, and Citicorp USA, Inc. as administrative agent (15)

4.3	Indenture between Lyondell Petrochemical Company and Texas Commerce Bank National Association, as Trustee, dated as of January 29, 1996 (1)

4.3(a)	First Supplemental Indenture dated as of February 15, 1996, between Lyondell Petrochemical Company and Texas Commerce Bank National Association, as Trustee, to the Indenture dated as of January 29, 1996 (1)

4.3(b)	Second Supplemental Indenture dated as of December 1, 1997, among Lyondell Petrochemical Company, the Registrant and Texas Commerce Bank National Association, as Trustee, to the Indenture dated as of January 29, 1996 (1)

4.3(c)	Third Supplemental Indenture dated as of November 3, 2000 among Lyondell Chemical Company, the Registrant and The Chase Manhattan Bank, as Trustee, to the Indenture dated as of January 29, 1996 (3)

4.3(d)	Fourth Supplemental Indenture dated as of November 17, 2000 among Lyondell Chemical Company, the Registrant and The Chase Manhattan Bank, as Trustee, to the Indenture dated as of January 29, 1996 (3)

4.4	Indenture dated as of August 24, 2001 among the Registrant, Equistar Funding Corporation and The Bank of New York, as Trustee (2)

4.4(a)	Note dated as of August 24, 2001 (attached as Exhibit A to the Indenture dated as of August 24, 2001 among Equistar Chemical, LP, Equistar Funding and The Bank of New York, as Trustee, filed herewith as Exhibit 4.4) (2)

4.5	Indenture dated as of April 22, 2003 among the Registrant, Equistar Funding Corporation and The Bank of New York, as Trustee (6)

4.5(a)	Note dated as of April 22, 2003 (attached as Exhibit A to the Indenture dated as of April 22, 2003 among the Registrant, Equistar Funding Corporation and The Bank of New York, as Trustee, filed herewith as Exhibit 4.5) (6)

4.5(b)	First Supplemental Indenture dated as of November 21, 2003 among the Registrant, Equistar Funding Corporation and The Bank of New York, as Trustee, to the Indenture dated as of April 22, 2003 (7)

4.6	Security Agreement dated as of December 17, 2003 among the Registrant, the other borrowers and guarantors party thereto, and Citicorp USA, Inc. as Administrative Agent (8)

4.7	Receivables Purchase Agreement dated as of December 17, 2003 among Equistar Receivables II, LLC as the seller, the Registrant as the servicer, the banks and other financial institutions party thereto as purchasers, Bank One, NA, Credit Suisse First Boston and JP Morgan Chase Bank as Co-Documentation Agents, Citicorp USA, Inc. and Bank of America, N.A. as Co-Asset Agents, Citicorp USA, Inc., as Administrative Agent, and Citigroup Global Markets Inc. and Banc of America Securities LLC as Joint Lead Arrangers and Joint Bookrunners (8)

4.7(a)	Amendment No. 1 dated as of June 25, 2004 to Receivables Purchase Agreement dated as of December 17, 2003 among Equistar Receivables II, LLC as the seller, the Registrant as the servicer, the banks and other financial institutions party thereto as purchasers, Bank One, NA, Credit Suisse First Boston and JP Morgan Chase Bank as Co-Documentation Agents, Citicorp USA, Inc. and Bank of America, N.A. as Co-Asset Agents, Citicorp USA, Inc., as Administrative Agent, and Citigroup Global Markets Inc. and Banc of America Securities LLC as Joint Lead Arrangers and Joint Bookrunners (9)

4.7(b)	Amendment No. 2 dated as of November 2, 2005 to Receivables Purchase Agreement dated as of December 17, 2003 among Equistar Receivables II, LLC as the seller, the Registrant as the servicer, the banks and other financial institutions party thereto as purchasers, Citicorp USA, Inc as Co-Asset Agent and Administrative Agent for the purchasers, Credit Suisse First Boston, JPMorgan Chase Bank, N.A. and Wachovia Bank, National Association as Co-Documentations Agents, Bank of America, N.A. as Co-Asset Agents (12)

4.7(c)	Amendment No. 3 dated as of August 3, 2006 to Receivables Purchase Agreement dated as of December 17, 2003 among Equistar Receivables II, LLC as the seller, the Registrant as the servicer, the banks and other financial institutions party thereto as purchasers, Citicorp USA, Inc as Co-Asset Agent and Administrative Agent for the purchasers, Credit Suisse First Boston, JPMorgan Chase Bank, N.A. and Wachovia Bank, National Association as Co-Documentations Agents, Bank of America, N.A. as Co-Asset Agents

4.7(d)	Amendment No. 4 dated as of September 25, 2006 to Receivables Purchase Agreement dated as of December 17, 2003 among Equistar Receivables II, LLC as the seller, the Registrant as the servicer, the banks and other financial institutions party thereto as purchasers, Citicorp USA, Inc as Co-Asset Agent and Administrative Agent for the purchasers, Credit Suisse First Boston, JPMorgan Chase Bank, N.A. and Wachovia Bank, National Association as Co-Documentations Agents, Bank of America, N.A. as Co-Asset Agents

4.8	Undertaking Agreement dated as of December 17, 2003 by the Registrant (8)

4.8(a)	Amendment No. 1 dated as of June 25, 2004 to Undertaking Agreement dated as of December 17, 2003 by the Registrant (9)

4.8(b)	Amendment No. 2 dated as of November 2, 2005 to Undertaking Agreement dated as of December 17, 2003 by the Registrant (12)

The Registrant is a party to several long-term debt instruments under which the total amount of long-term debt securities authorized does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Registration S-K, the Registrant agrees to furnish a copy of such instruments to the Commission upon request.

10.1	Asset Contribution Agreement among Lyondell Chemical Company, Lyondell Petrochemical LP and the Registrant dated as of December 1, 1997 (1)

10.1(a)	First Amendment, dated as of May 15, 1998, to the Asset Contribution Agreement among Lyondell Chemical Company, Lyondell Petrochemicals LP and the Registrant dated as of December 1, 1997 (1)

10.1(b)	Second Amendment to Lyondell Asset Contribution Agreement, dated as of September 30, 2001, among Lyondell Chemical Company, Lyondell Petrochemical LP Inc. and the Registrant (4)

10.2	Asset Contribution Agreement among Millennium Petrochemicals Inc., Millennium LP and the Registrant dated as of December 1, 1997 (1)

10.2(a)	First Amendment, dated as of May 15, 1998, to the Asset Contribution Agreement among Millennium Petrochemicals Inc., Millennium LP and the Registrant dated as of December 1, 1997 (1)

10.2(b)	Second Amendment to Millennium Asset Contribution Agreement, dated as of September 30, 2001, among Millennium Petrochemicals Inc., Millennium Petrochemicals LP LLC and the Registrant (4)

10.3	Agreement and Plan of Merger and Asset Contribution among Occidental Petrochem Partner 1, Inc., Occidental Petrochem Partner 2, Inc., Oxy Petrochemicals Inc., PDG Chemical Inc. and the Registrant dated as of May 15, 1998 (1)

10.3(a)	First Amendment to Occidental Asset Contribution Agreement, dated as of September 30, 2001, among Occidental Petrochem Partner 1, Inc., Occidental Petrochem Partner 2, Inc., PDG Chemical Inc., Occidental Petrochem Partner GP, Inc. and the Registrant (4)

10.4	Amended and Restated Parent Agreement dated as of November 6, 2002 (5)

10.5	Amended and Restated Ethylene Sales Agreement between the Registrant and Occidental Chemical Corporation dated as of August 20, 2004 (10)

The Registrant is party to several compensatory plans, contracts or arrangements that the Registrant has not included herein based on paragraph 10(iii)(C)(6) of Item 601(b) of Regulation S-K since the Registrant is a wholly-owned subsidiary of Lyondell Chemical Company, a company that has a class of securities registered pursuant to section 12 or files reports pursuant to section 15(d) of the Exchange Act and is filing a report on Form 10-K.

12	Statement Setting Forth Detail for Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Principal Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

99.1	Consolidated Financial Statements of Lyondell Chemical Company

_________

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (No. 333-76473) and incorporated herein by reference.

(2)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (No. 333-70048) and incorporated herein by reference.

(3)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

(4)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.

(5)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.

(6)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.

(7)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (No. 333-111134) and incorporated herein by reference.

(8)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated December 17, 2003 and incorporated herein by reference.

(9)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference.

(10)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.

(11)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of November 30, 2004 and incorporated herein by reference.

(12)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of November 2, 2005 and incorporated herein by reference.

(13)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

(14)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of June 30, 2006 and incorporated herein by reference.

(15)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of December 6, 2006 and incorporated herein by reference.

(b)	Consolidated Financial Statements and Financial Statement Schedules

(1)	Consolidated Financial Statements

Consolidated Financial Statements filed as part of this Annual Report on Form 10-K are listed in the Index to Financial Statements on page 36.

(2)	Financial Statement Schedules

Financial statement schedules are omitted because they are not applicable or the required information is contained in the Financial Statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of February, 2007.

EQUISTAR CHEMICALS, LP, by its General Partner

MILLENNIUM PETROCHEMICALS GP LLC By: Millennium Petrochemicals Inc.

By:	/s/ MORRIS GELB
Morris Gelb President

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2007.

Name	Title (Millennium Petrochemicals Inc.)

/s/ MORRIS GELB Morris Gelb (Principal Executive Officer)	President and Director

/s/ KAREN A. TWITCHELL Karen A. Twitchell (Principal Financial and Accounting Officer)	Vice President and Treasurer

/s/ T. KEVIN DENICOLA T. Kevin DeNicola	Director

/s/ EDWARD J. DINEEN Edward J. Dineen	Director

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of February, 2007.

Name	Title

/s/ DAN F. SMITH Dan F. Smith (Principal Executive Officer)	Chief Executive Officer Member, Partnership Governance Committee

/s/ T. KEVIN DENICOLA T. Kevin DeNicola (Principal Financial Officer)	Senior Vice President and Chief Financial Officer Member, Partnership Governance Committee

/s/ CHARLES L. HALL Charles L. Hall (Principal Accounting Officer)	Vice President, Controller and Chief Accounting Officer

/s/ C. BART DE JONG C. Bart de Jong	Member, Partnership Governance Committee

/s/ MORRIS GELB Morris Gelb	Member, Partnership Governance Committee

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED

PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED

SECURITIES PURSUANT TO SECTION 12 OF THE ACT

Neither an annual report covering the Registrant’s last fiscal year nor proxy materials with respect to any annual or other meeting of security holders have been sent to security holders.