Form 10-Q
period 2007-03-31
EQUISTAR CHEMICALS LP
filed 2007-05-08
CIK 1081158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐    No   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer    ☐ Accelerated filer  ☐    Non-accelerated filer  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No  ☑

There is no established public trading market for the registrant’s equity securities.

The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and, therefore, is filing this form with a reduced disclosure format.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

EQUISTAR CHEMICALS, LP

CONSOLIDATED STATEMENTS OF INCOME

	For the three months ended March 31,
Millions of dollars	2007	2006
Sales and other operating revenues
Trade	$2,120	$2,291
Related parties	749	745

	2,869	3,036
Operating costs and expenses
Cost of sales	2,738	2,670
Selling, general and administrative expenses	59	48
Research and development expenses	9	8

	2,806	2,726

Operating income	63	310

Interest expense	(54)	(55)
Interest income	1	2
Other income (expense), net	1	(1)

Net income and comprehensive income	$11	$256

See Notes to the Consolidated Financial Statements.

EQUISTAR CHEMICALS, LP

CONSOLIDATED BALANCE SHEETS

Millions of dollars	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$27	$133
Accounts receivable:
Trade, net	902	890
Related parties	307	277
Inventories	755	809
Prepaid expenses and other current assets	58	49

Total current assets	2,049	2,158
Property, plant and equipment, net	2,821	2,846
Investments	63	59
Other assets, net	281	296

Total assets	$5,214	$5,359

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable:
Trade	$814	$731
Related parties	137	174
Accrued liabilities	208	312

Total current liabilities	1,159	1,217

Long-term debt	2,159	2,160
Other liabilities and deferred revenues	381	378
Commitments and contingencies
Partners’ capital:
Partners’ accounts	1,553	1,642
Accumulated other comprehensive loss	(38)	(38)

Total partners’ capital	1,515	1,604

Total liabilities and partners’ capital	$5,214	$5,359

See Notes to the Consolidated Financial Statements.

EQUISTAR CHEMICALS, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
Millions of dollars	2007	2006
Cash flows from operating activities:
Net income	$11	$256
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	81	82
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(42)	35
Inventories	54	(144)
Accounts payable	37	46
Other, net	(118)	(86)

Net cash provided by operating activities	23	189

Cash flows from investing activities:
Expenditures for property, plant and equipment	(38)	(22)

Net cash used in investing activities	(38)	(22)

Cash flows from financing activities:
Distributions to owners	(100)	(200)
Repayment of long-term debt	—	(150)
Other	9	1

Net cash used in financing activities	(91)	(349)

Decrease in cash and cash equivalents	(106)	(182)
Cash and cash equivalents at beginning of period	133	215

Cash and cash equivalents at end of period	$27	$33

See Notes to the Consolidated Financial Statements.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1. Basis of Preparation

The accompanying consolidated financial statements are unaudited and have been prepared from the books and records of Equistar Chemicals, LP and its subsidiaries (“Equistar”) in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. For further information, refer to the audited consolidated financial statements and notes thereto included in the Equistar Annual Report on Form 10-K for the year ended December 31, 2006. Certain previously reported amounts have been reclassified to conform to current period presentation.

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

3. Accounting and Reporting Changes

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, which permits election of fair value to measure many financial instruments and certain other items. SFAS No. 159 is effective for Equistar beginning in 2008. Equistar is currently evaluating whether it will elect the fair value option for any of its eligible financial instruments and other items.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. The new standard defines fair value, establishes a framework for its measurement and expands disclosures about such measurements. For Equistar, the standard will be effective beginning in 2008. Equistar does not expect the application of SFAS No. 157 to have a material effect on its consolidated financial statements.

4. Accounts Receivable

Equistar has a $600 million accounts receivable sales facility that matures in November 2010. Pursuant to this facility, Equistar sells, through a wholly owned, bankruptcy-remote subsidiary, on an ongoing basis and without recourse, an interest in a pool of accounts receivable to financial institutions participating in the facility. Equistar is responsible for servicing the receivables. There were no outstanding amounts of receivables sold under the facility as of March 31, 2007 and December 31, 2006.

5. Inventories

Inventories consisted of the following:

Millions of dollars	March 31, 2007	December 31, 2006
Finished goods	$406	$452
Work-in-process	16	14
Raw materials	210	225
Materials and supplies	123	118

Total inventories	$755	$809

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Property, Plant and Equipment, Net

The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows:

Millions of dollars	March 31, 2007	December 31, 2006
Land	$85	$85
Manufacturing facilities and equipment	6,109	6,093
Construction in progress	151	141

Total property, plant and equipment	6,345	6,319
Less accumulated depreciation	(3,524)	(3,473)

Property, plant and equipment, net	$2,821	$2,846

Depreciation and amortization is summarized as follows:

	For the three months ended March 31,
Millions of dollars	2007	2006
Property, plant and equipment	$64	$63
Turnaround costs	10	10
Software costs	4	5
Other	3	4

Total depreciation and amortization	$81	$82

7. Accounts Payable

Accounts payable included liabilities in the amounts of $7 million as of March 31, 2007 and December 31, 2006 for checks issued in excess of associated bank balances but not yet presented for collection.

8. Deferred Revenues

Deferred revenues at March 31, 2007 and December 31, 2006 of $172 million and $175 million, respectively, represent advances from customers as partial prepayments for products to be delivered under long-term product supply contracts. Trade sales and other operating revenues included $9 million and $5 million in the three-month periods ended March 31, 2007 and 2006, respectively, of such previously deferred revenues.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Long-Term Debt

Long-term debt consisted of the following:

Millions of dollars	March 31, 2007	December 31, 2006
$400 million inventory-based revolving credit facility	$—	$—
Other debt obligations:
Senior Notes due 2008, 10.125%	700	700
Senior Notes due 2011, 10.625% ($6 million of premium)	706	707
Debentures due 2026, 7.55%	150	150
Notes due 2009, 8.75%	600	600
Other	3	3

Total long-term debt	2,159	2,160
Less current maturities	—	—

Total long-term debt, net	$2,159	$2,160

Lyondell is a guarantor of Equistar’s 7.55% Debentures due 2026. The unaudited interim consolidated financial statements of Lyondell are filed as an exhibit to Equistar’s Quarterly Report on Form 10-Q for the period ended March 31, 2007.

Amortization of debt issuance costs of $1 million for each of the three-month periods ended March 31, 2007 and 2006 is included in interest expense in the Consolidated Statements of Income.

10. Pension and Other Postretirement Benefits

Net periodic pension and other postretirement benefits included the following cost components for the three months ended March 31:

	Pension Benefits		Other Postretirement Benefits
Millions of dollars	2007	2006	2007	2006
Service cost	$6	$6	$1	$1
Interest cost	4	3	1	1
Recognized return on plan assets	(4)	(3)	—	—
Amortization	—	1	—	—

Net periodic benefit cost	$6	$7	$2	$2

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Commitments and Contingencies

Asset Retirement Obligation—Equistar believes that there are asset retirement obligations associated with some of its facilities, but that the present value of those obligations normally is not material in the context of an indefinite expected life of the facilities. Equistar continually reviews the optimal future alternatives for its facilities. In many cases, the amount and timing of costs, if any, that may be incurred as a result of such reviews are not known, and no decisions have been reached, but if a decision were reached to retire one or more facilities in the foreseeable future, the asset retirement costs could range from $0 to $30 million, depending upon the scope of the required work and other factors. At March 31, 2007, the balance of the liability that had been recognized for all asset retirement obligations was $12 million. In addition, any decision to retire a facility would result in other costs, including employment related costs.

Environmental Remediation—Equistar’s accrued liability for future environmental remediation costs totaled $4 million as of March 31, 2007 and December 31, 2006. In the opinion of management, there is no material estimable range of reasonably possible loss in excess of the liability recorded for environmental remediation. However, it is possible that new information about the sites for which the accrual has been established, new technology or future developments such as involvement in investigations by regulatory agencies, could require Equistar to reassess its potential exposure related to environmental matters.

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

In Millions	Ethylene & co-products	Derivatives	Eliminations	Consolidated
For the three months ended March 31, 2007
Sales and other operating revenues
Customers	$1,868	$1,001	$—	$2,869
Inter-product group	578	—	(578)	—

	2,446	1,001	(578)	2,869
Operating income	23	40	—	63

For the three months ended March 31, 2006
Sales and other operating revenues
Customers	$1,995	$1,041	$—	$3,036
Inter-product group	701	—	(701)	—

	2,696	1,041	(701)	3,036

Operating income	243	67	—	310

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with information contained in the Consolidated Financial Statements of Equistar Chemicals, LP, together with its consolidated subsidiaries (collectively, “Equistar”) and the notes thereto.

In addition to comparisons of current operating results with the same period in the prior year, Equistar has included, as additional disclosure, certain “trailing quarter” comparisons of first quarter 2007 operating results to fourth quarter 2006 operating results. Equistar’s businesses are highly cyclical, in addition to experiencing some less significant seasonal effects. Trailing quarter comparisons may offer important insight into current business directions.

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

During the first quarter 2007 compared to the first quarter 2006, crude oil and natural gas prices averaged lower, resulting in lower average raw material and energy costs. However, ethylene product margins were lower as the benefit of lower costs was not sufficient to offset lower ethylene and polyethylene product prices for most of the first quarter 2007. The first quarter 2006 benefited from the positive effect of hurricane-related shortages. U.S. market demand for ethylene increased an estimated 3% in the first three months of 2007, compared to the same period in 2006.

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

	Average Benchmark Price and Percent Change Versus Prior Year Period Average
	For the three months ended March 31,		Change
	2007	2006
Crude oil – dollars per barrel	58.00	63.30	(8)%
Natural gas – dollars per million BTUs	6.57	7.52	(13)%
Weighted average cost of ethylene production – cents per pound	28.90	29.52	(2)%
Ethylene – cents per pound	40.00	50.33	(21)%
Propylene – cents per pound	43.13	43.50	(1)%
Benzene – cents per gallon	353.00	268.33	32%
HDPE – cents per pound	64.00	75.00	(15)%

As indicated in the table above, average benchmark crude oil and natural gas prices decreased, resulting in lower raw material and energy costs in the first quarter 2007 compared to the first quarter 2006.

RESULTS OF OPERATIONS

Revenues—Equistar’s revenues of $2,869 million in the first quarter 2007 were 6% lower compared to revenues of $3,036 million in the first quarter 2006, reflecting lower average sales prices, partially offset by the effect of higher sales volumes. As noted in the table above, with the exception of benzene, benchmark sales prices in the first quarter 2007 averaged lower compared to the first quarter 2006. Ethylene and derivative sales volumes in the first quarter 2007 were 3% higher compared to the first quarter 2006.

Cost of Sales—Equistar’s cost of sales of $2,738 million in the first quarter 2007 was 3% higher compared to $2,670 million in the first quarter 2006. The increase was primarily due to higher operating costs, partially offset by lower raw material costs, which reflected the effect of lower crude oil prices in the first quarter 2007 compared to the same period in 2006. The higher operating costs were due to operating issues and related maintenance during the first quarter 2007.

SG&A Expenses—Selling, general and administrative (“SG&A”) expenses were $59 million in the first quarter of 2007 compared to $48 million in the first quarter of 2006. The increase was primarily attributable to higher compensation expense.

Operating Income—Equistar had operating income of $63 million in the first quarter 2007 compared to $310 million in the first quarter 2006. The decrease of $247 million was primarily due to lower product margins reflecting lower average sales prices, particularly for ethylene and polyethylene products, and higher operating costs, which were partially offset by the favorable effect of higher sales volumes.

Net Income—Equistar’s net income was $11 million in the first quarter 2007 compared to $256 million in the first quarter 2006. The decrease of $245 million was primarily due to the lower operating income in the first quarter 2007 compared to the first quarter 2006.

First Quarter 2007 versus Fourth Quarter 2006

Equistar’s first quarter 2007 net income of $11 million compares to net income of $152 million in the fourth quarter 2006. The $141 million decrease was primarily due to lower product margins as a result of lower average sales prices and higher raw material costs, partially offset by the effect of higher sales volumes. The higher raw material costs primarily reflected the effects of higher crude oil prices in the first quarter 2007 compared to the fourth quarter 2006. Sales volumes for ethylene and derivatives increased 5% compared to the fourth quarter 2006.

Product Group Analysis

The following analysis discusses Equistar’s operating results, focusing on two product groups: ethylene and co-products; and derivatives. Ethylene co-products primarily include propylene, butadiene and aromatics, which include benzene and toluene. Fuel products, which include MTBE and alkylates, are included in the co-products group because fuel products are produced from co-products. Derivatives primarily include polyethylene, ethylene glycol, ethylene oxide and its other derivatives, and ethanol and polypropylene.

The following table sets forth Equistar’s sales and other operating revenues, operating income and selected product sales volumes.

	For the three months ended March 31,
Millions of dollars	2007	2006
Sales and other operating revenues:
Ethylene and co-products	$2,446	$2,696
Derivatives	1,001	1,041
Product group eliminations	(578)	(701)

Total	$2,869	$3,036

Operating income:
Ethylene and co-products	$23	$243
Derivatives	40	67

Total	$63	$310

Volumes, in millions
Selected ethylene and co-products:
Ethylene and co-products (pounds)	4,470	4,487
Aromatics (gallons)	95	89
Derivatives products (pounds)	1,932	1,720

Ethylene and co-products

Revenues—Revenues of $2,446 million in the first quarter 2007 were 9% lower compared to revenues of $2,696 million in the first quarter 2006. The lower revenues in the first quarter 2007 reflected lower average sales prices, particularly for ethylene and fuel products, partially offset by higher average sales prices for benzene. Ethylene and co-products sales volumes, including sales of ethylene and co-products included in derivatives, were comparable to the first quarter of 2006.

Operating Income—Operating income in the first quarter 2007 for the ethylene and co-products group was $23 million compared to $243 million in the first quarter 2006. The decrease of $220 million was primarily due to lower product margins reflecting lower average sales prices and higher operating costs, partially offset by lower raw material costs compared to the first quarter 2006. The higher operating costs in the first quarter 2007 compared to the first quarter 2006 reflected operating issues and related maintenance in the first quarter of 2007.

Derivatives

Revenues—Revenues of $1,001 million in the first quarter 2007 were 4% lower compared to revenues of $1,041 million in the first quarter 2006. The decrease in the first quarter 2007 revenues reflected lower average sales prices, which were partially offset by the effects of 12% higher sales volumes, compared to the same period in 2006.

Operating Income—Operating income for derivatives was $40 million in the first quarter 2007 compared to $67 million in the first quarter 2006. The $27 million decrease was primarily the result of lower product margins as lower average sales prices were only partly offset by the effects of lower raw material costs in the first quarter 2007.

FINANCIAL CONDITION

Operating Activities—Operating activities provided cash of $23 million in the first quarter 2007 and $189 million in the first quarter 2006. The $166 million decrease primarily reflected lower first quarter 2007 earnings compared to the first quarter 2006 partly offset by the effects of changes in the main components of working capital – accounts receivable and inventory, net of accounts payable. In the first quarter 2007, a decrease in the main components of working capital provided cash of $49 million compared to the first quarter 2006 when an increase used cash of $63 million due primarily to changes in accounts receivable and inventory in the two periods.

Accounts receivable increased $42 million, using cash, in the first quarter 2007 and decreased $35 million, providing cash, in the first quarter 2006. The increase in the first quarter 2007 was primarily due to accounts receivable from related parties with no individually significant increases. The decrease in accounts receivable in the first quarter 2006 reflected lower March 2006 sales revenues compared to December 2005 and an increase of $25 million in the outstanding amount of accounts receivable sold under Equistar’s accounts receivable sales facility, which more than offset the $84 million effect related to discounts noted below.

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

Inventories decreased $54 million, providing cash, in the first quarter 2007 and increased $144 million, using cash, in the first quarter 2006. The decrease in the 2007 period reflected the effect of a shift from liquids to higher usage of NGLs in the production of ethylene and lower production due to operating issues during the period. The increase in the 2006 period also reflected a shift from liquids to higher usage of NGLs; however, due to timing, this resulted in an increase in liquids inventory during the period. Additionally, planned increases in polymers inventory levels in anticipation of scheduled maintenance at certain polymers production facilities in the second quarter 2006, resulted in an increase in inventory levels during the first quarter 2006.

The use of cash indicated by changes in other, net, in both periods reflects annual payments of employee bonus awards and property taxes.

Investing Activities—Investing activities used cash of $38 million and $22 million in the first quarter 2007 and 2006, respectively, primarily for capital expenditures. Equistar’s capital budget for 2007 is $192 million and includes spending for base plant support, plant efficiency projects, projects related to environmental and regulatory requirements and profit enhancement, which include projects devoted to further co-product upgrading and raw materials flexibility.

Financing Activities—Cash used by financing activities was $91 million in the first quarter 2007 and $349 million in the first quarter 2006. During the first quarter 2007, Equistar distributed $100 million to its owners compared to $200 million the first quarter 2006. Also in the first quarter 2006, Equistar repaid the $150 million of 6.5% Notes outstanding, which matured in February 2006.

Liquidity and Capital Resources—At March 31, 2007, Equistar’s long-term debt totaled $2.2 billion, or 59% of its total capitalization, and there were no current maturities. At March 31, 2007, Equistar had cash on hand of $27 million, and the total amount available under both the $400 million inventory-based revolving credit facility and the $600 million accounts receivable sales facility totaled approximately $938 million, giving effect to the borrowing base net of a $50 million unused availability requirement, no outstanding amount sold under the accounts receivable sales facility, and $12 million of outstanding letters of credit under the revolving credit facility. The borrowing base is determined using a formula applied to accounts receivable and inventory balances. The revolving credit facility requires that the unused available amounts under that facility and the $600 million accounts receivable sales facility equal or exceed $50 million, or $100 million if the Interest Coverage Ratio, as defined, at the end of any period of four consecutive fiscal quarters is less than 2:1. There was no outstanding borrowing under the revolving credit facility at March 31, 2007.

Equistar’s ability to continue to pay or refinance its debt will depend on future operating performance, which could be affected by general economic, financial, competitive, legislative, regulatory, business and other factors, many of which are beyond its control. However, Equistar believes that conditions will be such that cash balances, cash generated from operating activities and funding under the credit facility and other potential lending arrangements will be adequate to meet anticipated future cash requirements, including scheduled debt repayments, necessary capital expenditures and ongoing operations.

Equistar’s inventory-based revolving credit facility, accounts receivable sales facility and indentures contain restrictive covenants. These covenants are described in Notes 6 and 12 to Equistar’s Consolidated Financial Statements included in Equistar’s Annual Report on Form 10-K for the year ended December 31, 2006. The potential impact of a breach of these covenants is discussed in “Liquidity and Capital Resources” under Item 7 of Equistar’s Annual Report on Form 10-K for the year ended December 31, 2006. There have been no changes in the terms of the covenants in the quarter ended March 31, 2007. Some of Equistar’s indentures require additional interest payments to the note holders if Equistar makes distributions when its Fixed Charge Coverage Ratio, as defined, is less than 1.75 to 1.

Off-Balance Sheet Arrangements—Equistar’s off-balance sheet arrangements are described in Item 7 of its Annual Report on Form 10-K for the year ended December 31, 2006. Equistar’s off-balance sheet arrangements did not change materially in the quarter ended March 31, 2007.

CURRENT BUSINESS OUTLOOK

Equistar’s chemical products are benefiting from positive price momentum, which began in March 2007 and has continued into the second quarter 2007, and Equistar’s fuel products should benefit from strengthening gasoline markets. While high and volatile crude oil prices continue to present a challenge, Equistar’s outlook continues to be very positive.

ACCOUNTING AND REPORTING CHANGES

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, which permits election of fair value to measure many financial instruments and certain other items. SFAS No. 159 is effective for Equistar beginning in 2008. Equistar is currently evaluating whether it will elect the fair value option for any of its eligible financial instruments and other items.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. The new standard defines fair value, establishes a framework for its measurement and expands disclosures about such measurements. For Equistar, the standard will be effective beginning in 2008. Equistar does not expect the application of SFAS No. 157 to have a material effect on its consolidated financial statements.

Item 3. Disclosure of Market Risk

Equistar’s exposure to market risk is described in Item 7A of its Annual Report on Form 10-K for the year ended December 31, 2006. Equistar’s exposure to market risk has not changed materially in the quarter ended March 31, 2007.

Item 4. Controls and Procedures

Equistar performed an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer (principal executive officer) and Senior Vice President and Chief Financial Officer (principal financial officer), of the effectiveness of Equistar’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2007. Based upon that evaluation, the Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that Equistar’s disclosure controls and procedures are effective.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments with respect to Equistar’s legal proceedings previously reported in the Annual Report on Form 10-K for the year ended December 31, 2006.

Item 1A. Risk Factors

There have been no material changes with respect to Equistar’s risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2006, except as described below:

Costs of raw materials and energy, as well as reliability of supply, may result in increased operating expenses and reduced results of operations.

Equistar purchases large amounts of raw materials and energy for its businesses. The cost of these raw materials and energy, in the aggregate, represents a substantial portion of its operating expenses. The costs of raw materials and energy used for Equistar’s products generally follow price trends of, and vary with the market conditions for, crude oil and natural gas, which may be highly volatile and cyclical. Raw material and energy costs remain at high levels. There have been in the past, and will likely be in the future, periods of time when Equistar is unable to pass raw material and energy cost increases on to customers quickly enough to avoid adverse impacts on its results of operations. Customer consolidation also has made it more difficult to pass along cost increases to customers. Equistar’s results of operations have been, and could be in the future, significantly affected by increases and volatility in these costs. Cost increases also may increase working capital needs, which could reduce Equistar’s liquidity and cash flow. In addition, when raw material and energy costs increase rapidly and are passed along to customers as product price increases, the credit risks associated with certain customers can be compounded. To the extent Equistar increases its product sales prices to reflect rising raw material and energy costs, demand for products may decrease as customers reduce their consumption or use substitute products, which may have an adverse impact on Equistar’s results of operations. See “Equistar sells commodity products in highly competitive global markets and faces significant price pressures” under “Item 1A Risk Factors” in Equistar’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Furthermore, across Equistar, there are a limited number of suppliers for some of its raw materials and utilities and, in some cases, the number of sources for and availability of raw materials and utilities is specific to the particular geographic region in which a facility is located. It is also common in the chemical industry for a facility to have a sole, dedicated source for its utilities, such as steam, electricity and gas. For some Equistar’s products, the facilities and/or distribution channels of raw material suppliers and utilities suppliers and Equistar form an integrated system. This is especially true in the U.S. Gulf Coast where the infrastructure of the chemical and refining industries is tightly integrated such that a major disruption of supply of a given commodity or utility can negatively affect numerous participants, including suppliers of other raw materials. If one or more of Equistar’s significant raw material or utility suppliers were unable to meet its obligations under present supply arrangements or supplies are otherwise disrupted, Equistar’s businesses could suffer reduced supplies or be forced to incur increased costs for their raw materials or utilities, which would have a direct negative impact on plant operations. For example, Hurricanes Katrina and Rita negatively affected crude oil and natural gas supplies, as well as supplies of some of Equistar’s other raw materials, contributing to increases in raw material prices during the second half of 2005 and, in some cases, disrupting production. In addition, hurricane-related disruption of rail and pipeline traffic in the U.S. Gulf Coast area negatively affected shipments of raw materials and product.

Item 6. Exhibits

4.3	(c)	Amendment No. 4 dated as of February 28, 2007 to Credit Agreement dated as of December 17, 2003 among the Registrant, the subsidiaries of the Registrant parties thereto, the lenders party thereto, Credit Suisse First Boston, JPMorgan Chase Bank, N.A. and Wachovia Bank, National Association as co-documentations agents, Citicorp USA, Inc. and Bank of America, N.A. as co-collateral agents, and Citicorp USA, Inc. as administrative agent (filed as an exhibit to Lyondell’s Report on Form 10-Q for quarterly period ended March 31, 2007 and incorporated herein by reference)

4.6	(a)	Amendment No. 1 dated as of December 6, 2006 to Security Agreement dated as of December 17, 2003 among the Registrant, the other borrowers and guarantors party thereto, and Citicorp USA, Inc. as Administrative Agent (filed as an exhibit to Lyondell’s Report on Form 10-Q for quarterly period ended March 31, 2007 and incorporated herein by reference)

4.6	(b)	Amendment No. 2 dated as of March 20, 2007 to Security Agreement dated as of December 17, 2003 among the Registrant, the other borrowers and guarantors party thereto, and Citicorp USA, Inc. as Administrative Agent (filed as an exhibit to Lyondell’s Report on form 10-Q for quarterly period ended March 31, 2007 and incorporated herein by reference)

31.1		Rule 13a – 14(a)/15d – 14(a) Certification of Principal Executive Officer

31.2		Rule 13a – 14(a)/15d – 14(a) Certification of Principal Financial Officer

32.1		Section 1350 Certification of Principal Executive Officer

32.2		Section 1350 Certification of Principal Financial Officer

99.1		Consolidated Financial Statements (Unaudited) of Lyondell Chemical Company

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equistar Chemicals, LP

Dated: May 8, 2007	/s/ Charles L. Hall
Charles L. Hall
Vice President and Controller
(Duly Authorized and Principal Accounting Officer)