Form 10-Q
period 2007-06-30
EQUISTAR CHEMICALS LP
filed 2007-08-08
CIK 1081158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes __ No ✓

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
(Check one):     Large accelerated filer __     Accelerated filer __     Non-accelerated filer ✓

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes __ No ✓

There is no established public trading market for the registrant’s equity securities.

The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and, therefore, is filing this form with a reduced disclosure format.

PART I.  FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

EQUISTAR CHEMICALS, LP

CONSOLIDATED STATEMENTS OF INCOME

	For the three months ended June 30,		For the six months ended June 30,
Millions of dollars	2007	2006	2007	2006
Sales and other operating revenues:
Trade	$2,560	$2,476	$4,680	$4,769
Related parties	974	802	1,723	1,545
	3,534	3,278	6,403	6,314
Operating cost and expenses:
Cost of sales	3,362	3,028	6,100	5,698
Selling, general and administrative expenses	72	61	131	109
Research and development expenses	9	9	18	17
	3,443	3,098	6,249	5,824
Operating income	91	180	154	490
Interest expense	(54)	(54)	(108)	(109)
Interest income	4	2	5	4
Other expense, net	(33)	- -	(32)	(1)
Net income	$8	$128	$19	$384

See Notes to the Consolidated Financial Statements.

EQUISTAR CHEMICALS, LP

CONSOLIDATED BALANCE SHEETS

Millions of dollars	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$10	$133
Accounts receivable:
Trade, net	930	890
Related parties	397	277
Inventories	704	809
Prepaid expenses and other current assets	70	49
Total current assets	2,111	2,158

Property, plant and equipment, net	2,812	2,846
Investments	51	59
Other assets, net	270	296
Total assets	$5,244	$5,359

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable:
Trade	$903	$731
Related parties	132	174
Accrued liabilities	248	312
Notes payable to Millennium Chemicals Inc.	500	- -
Total current liabilities	1,783	1,217

Long-term debt	1,553	2,160
Other liabilities and deferred revenues	384	378
Commitments and contingencies
Partners’ capital:
Partners’ accounts	1,561	1,642
Accumulated other comprehensive loss	(37)	(38)
Total partners’ capital	1,524	1,604
Total liabilities and partners’ capital	$5,244	$5,359

See Notes to the Consolidated Financial Statements.

EQUISTAR CHEMICALS, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
Millions of dollars	2007	2006
Cash flows from operating activities:
Net income	$19	$384
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	162	164
Debt prepayment premiums and charges	34	- -
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(160)	(232)
Inventories	105	(56)
Accounts payable	130	204
Other, net	(99)	(37)
Net cash provided by operating activities	191	427
Cash flows from investing activities:
Expenditures for property, plant and equipment	(90)	(63)
Other	8	2
Net cash used in investing activities	(82)	(61)
Cash flows from financing activities:
Repayment of long-term debt	(632)	(150)
Proceeds from notes payable to Millennium Chemicals Inc.	500	- -
Distributions to owners	(100)	(300)
Other	- -	1
Net cash used in financing activities	(232)	(449)
Decrease in cash and cash equivalents	(123)	(83)
Cash and cash equivalents at beginning of period	133	215
Cash and cash equivalents at end of period	$10	$132

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

2.       Company Ownership

Equistar, a Delaware limited partnership, is owned 70.5% by Lyondell Chemical Company (together with its consolidated subsidiaries, “Lyondell”) and 29.5% by Millennium Chemicals Inc. (together with its consolidated subsidiaries, “Millennium”).  Equistar became a wholly owned subsidiary of Lyondell as a result of Lyondell’s acquisition of Millennium in 2004.  The consolidated financial statements of Equistar reflect its historical cost basis, and, accordingly, do not reflect any purchase accounting adjustments related to the acquisition by Lyondell of Millennium and Millennium’s interest in Equistar.

3.       Accounting and Reporting Changes

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115, which permits election of fair value to measure many financial instruments and certain other items.  SFAS No. 159 is effective for Equistar beginning in 2008.  Equistar is currently evaluating whether it will elect the fair value option for any of its eligible financial instruments and other items.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  The new standard defines fair value, establishes a framework for its measurement and expands disclosures about such measurements.  For Equistar, the standard will be effective beginning in 2008.  Equistar does not expect the application of SFAS No. 157 to have a material effect on its consolidated financial statements.

4.       Notes Payable to Millennium Chemicals Inc.

On June 22, 2007, Equistar issued promissory notes to Millennium and received proceeds of $500 million, which were used to repay debt (See Note 10).  The notes mature on December 21, 2007, or earlier upon demand, and bear interest at the London Interbank Offered Rate ("LIBOR”) plus 1.75%.  Interest is payable quarterly.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.       Accounts Receivable

Equistar has a $600 million accounts receivable sales facility that matures in November 2010.  Pursuant to this facility, Equistar sells, through a wholly owned, bankruptcy-remote subsidiary, on an ongoing basis and without recourse, an interest in a pool of accounts receivable to financial institutions participating in the facility.  Equistar is responsible for servicing the receivables.  The outstanding amount of receivables sold under the facility as of June 30, 2007 was $155 million and there was no outstanding amount as of December 31, 2006.

6.       Inventories

Inventories consisted of the following:

Millions of dollars	June 30, 2007	December 31, 2006
Finished goods	$380	$452
Work-in-process	19	14
Raw materials	176	225
Materials and supplies	129	118
Total inventories	$704	$809

7.       Property, Plant and Equipment, Net

The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows:

Millions of dollars	June 30, 2007	December 31, 2006
Land	$85	$85
Manufacturing facilities and equipment	6,115	6,093
Construction in progress	189	141
Total property, plant and equipment	6,389	6,319
Less accumulated depreciation	(3,577)	(3,473)
Property, plant and equipment, net	$2,812	$2,846

Depreciation and amortization expense is summarized as follows:

	For the three months ended June 30,		For the six months ended June 30,
Millions of dollars	2007	2006	2007	2006
Property, plant and equipment	$63	$63	$127	$126
Turnaround costs	11	10	21	20
Software costs	5	4	9	9
Other	2	5	5	9
Total depreciation and amortization	$81	$82	$162	$164

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.       Accounts Payable

Accounts payable included liabilities in the amounts of $7 million as of June 30, 2007 and December 31, 2006 for checks issued in excess of associated bank balances but not yet presented for collection.

9.       Deferred Revenues

Deferred revenues at June 30, 2007 and December 31, 2006 of $166 million and $175 million, respectively, represent advances from customers as partial prepayments for products to be delivered under long-term product supply contracts.  Trade sales and other operating revenues included $9 million in each of the three-month periods ended June 30, 2007 and 2006, and $18 million and $14 million in the six-month periods ended June 30, 2007 and 2006, respectively, of such previously deferred revenues.

10.       Long-Term Debt

Long-term debt consisted of the following:

Millions of dollars	June 30, 2007		December 31, 2006
$400 million inventory-based revolving credit facility	$	- -	$	- -
Other debt obligations:
Senior Notes due 2008, 10.125%		400		700
Senior Notes due 2011, 10.625% ($3 million of premium)		403		707
Debentures due 2026, 7.55%		150		150
Notes due 2009, 8.75%		600		600
Other		- -		3
Total long-term debt		1,553		2,160
Less current maturities		- -		- -
Total long-term debt, net		$1,553		$2,160

In June 2007, Equistar repaid $300 million principal amount of its 10.125% Senior Notes due 2008 and $300 million principal amount of its 10.625% Senior Notes due 2011, paying premiums totaling $32 million.

Lyondell is a guarantor of Equistar’s 7.55% Debentures due 2026.  The unaudited interim consolidated financial statements of Lyondell are filed as an exhibit to Equistar’s Quarterly Report on Form 10-Q for the period ended June 30, 2007.

Amortization of debt issuance costs of $1 million and $2 million for each of the three- and six-month periods ended June 30, 2007 and 2006, respectively, is included in interest expense in the Consolidated Statements of Income.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.       Pension and Other Postretirement Benefits

Net periodic pension and other postretirement benefits included the following cost components:

	For the three months ended June 30,				For the six months ended June 30,
Millions of dollars	2007		2006		2007	2006
Pension benefits:
Service cost		$5		$5	$11	$11
Interest cost		4		4	8	7
Recognized return on plan assets		(4)		(3)	(8)	(6)
Amortization		1		1	1	2
Net periodic pension benefit cost		$6		$7	$12	$14
Other postretirement benefits:
Service cost	$	- -	$	- -	$1	$1
Interest cost		2		2	3	3
Net periodic other postretirement benefit cost		$2		$2	$4	$4

Equistar contributed $6 million to its pension plans in the first six months of 2007, and does not expect to make any contributions in the remainder of 2007.

12.       Commitments and Contingencies

Asset Retirement Obligation—Equistar believes that there are asset retirement obligations associated with some of its facilities, but that the present value of those obligations normally is not material in the context of an indefinite expected life of the facilities.  Equistar continually reviews the optimal future alternatives for its facilities. In many cases, the amount and timing of costs, if any, that may be incurred as a result of such reviews are not known and no decisions have been reached, but if a decision were reached to retire one or more facilities in the foreseeable future, the asset retirement costs could range from $0 to $30 million, depending upon the scope of the required work and other factors.  At June 30, 2007 and December 31, 2006, the balance of the liability that had been recognized for all asset retirement obligations was $12 million.  In addition, any decision to retire a facility would result in other costs, including employment related costs.

Environmental Remediation—Equistar’s accrued liability for future environmental remediation costs totaled $4 million as of June 30, 2007 and December 31, 2006.  In the opinion of management, there is no material estimable range of reasonably possible loss in excess of the liability recorded for environmental remediation.  However, it is possible that new information about the sites for which the accrual has been established, new technology or future developments such as involvement in investigations by regulatory agencies, could require Equistar to reassess its potential exposure related to environmental matters.

MTBE—The presence of methyl tertiary butyl ether (“MTBE”) in some water supplies in certain U.S. states due to gasoline leaking from underground storage tanks and in surface water from recreational water craft led to public concern about the use of MTBE and resulted in U.S. federal and state governmental initiatives to reduce or ban the use of MTBE.  Substantially all refiners and blenders have discontinued the use of MTBE in the U.S.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.       Commitments and Contingencies – (Continued)

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

13.       Comprehensive Income

The components of comprehensive income were as follows:

	For the three months ended June 30,		For the six months ended June 30,
Millions of dollars	2007	2006	2007	2006
Net income	$8	$128	$19	$384
Other comprehensive income -
Amortization of actuarial and investment income included in net periodic pension cost	1	- -	1	- -
Total other comprehensive income	1	- -	1	- -
Comprehensive income	$9	$128	$20	$384

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In Millions	Ethylene & co-products	Derivatives	Eliminations		Consolidated
For the three months ended June 30, 2007
Sales and other operating revenues:
Customers	$2,432	$1,102	$	- -	$3,534
Inter-product group	674	- -		(674)	- -
	3,106	1,102		(674)	3,534
Operating income	63	28		- -	91
For the three months ended June 30, 2006
Sales and other operating revenues:
Customers	$2,184	$1,094	$	- -	$3,278
Inter-product group	683	- -		(683)	- -
	2,867	1,094		(683)	3,278
Operating income	153	27		- -	180
For the six months ended June 30, 2007
Sales and other operating revenues:
Customers	$4,300	$2,103	$	- -	$6,403
Inter-product group	1,252	- -		(1,252)	- -
	5,552	2,103		(1,252)	6,403
Operating income	86	68		- -	154
For the six months ended June 30, 2006
Sales and other operating revenues:
Customers	$4,179	$2,135	$	- -	$6,314
Inter-product group	1,384	- -		(1,384)	- -
	5,563	2,135		(1,384)	6,314
Operating income	396	94		- -	490

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.       Subsequent Event

On July 16, 2007, Lyondell, Basell AF, a Luxembourg company (“Basell”), and BIL Acquisition Holdings Limited, a Delaware corporation and wholly owned subsidiary of Basell (“Merger Sub”) entered into an agreement and plan of merger pursuant to which Merger Sub will be merged with and into Lyondell with Lyondell continuing as the surviving corporation and a wholly owned subsidiary of Basell.  Pursuant to the merger, each outstanding share of Lyondell’s common stock will be converted into the right to receive $48 per share in cash.  The proposed merger is expected to close within the next several months.

The merger agreement restricts the ability of Lyondell and its subsidiaries, including Equistar, to take specified actions without Basell’s approval including, among other things, making significant acquisitions, dispositions or investments, making certain significant capital expenditures not contemplated by the current capital plan, and entering into certain material contracts.

As a result of the proposed merger, Equistar’s debt and accounts receivable sales facility will be affected to varying degrees.  If not amended, Equistar’s credit and accounts receivable sales facilities will be terminated at the closing.  The indentures governing Equistar’s Notes due 2008 and 2011 contain put rights, which may be available to the debt holders as a result of the merger.  In addition, depending on the financing structure of the merger, certain of the debt may be amended or terminated.

 Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the information contained in the Consolidated Financial Statements of Equistar Chemicals, LP, together with its consolidated subsidiaries (collectively, “Equistar”) and the notes thereto.

In addition to comparisons of current operating results with the same period in the prior year, Equistar has included, as additional disclosure, certain “trailing quarter” comparisons of second quarter 2007 operating results to first quarter 2007 operating results.  Equistar’s businesses are highly cyclical, in addition to experiencing some less significant seasonal effects.  Trailing quarter comparisons may offer important insight into current business directions.

References to industry benchmark prices or costs, including the weighted average cost of ethylene production, are generally to industry prices and costs reported by Chemical Marketing Associates, Incorporated (“CMAI”), except that crude oil, natural gas and naphtha benchmark price references are to industry prices reported by Platts, a reporting service of The McGraw-Hill Companies.

PROPOSED TRANSACTION BETWEEN LYONDELL AND BASELL

On July 16, 2007, Lyondell, Basell AF, a Luxembourg company (“Basell”), and BIL Acquisition Holdings Limited, a Delaware corporation and a wholly owned subsidiary of Basell (“Merger Sub”) entered into an agreement and plan of merger pursuant to which Merger Sub will be merged with and into Lyondell with Lyondell continuing as the surviving corporation and a wholly owned subsidiary of Basell.  Pursuant to the merger, each outstanding share of Lyondell’s common stock will be converted into the right to receive $48 per share in cash.  The proposed merger is expected to close within the next several months; however, there can be no assurance that the proposed merger will be completed.

The merger agreement restricts the ability of Lyondell and its subsidiaries, including Equistar, to take specified actions without Basell’s approval including, among other things, making significant acquisitions, dispositions or investments, making certain significant capital expenditures not contemplated by the current capital plan, and entering into certain material contracts.

As a result of the proposed merger, Equistar’s debt and accounts receivable sales facility will be affected to varying degrees.  If not amended, Equistar’s credit and accounts receivable sales facilities will be terminated at the closing.  The indentures governing Equistar’s Notes due 2008 and 2011 contain put rights, which may be available to the debt holders as a result of the merger.  In addition, depending on the financing structure of the merger, certain of the debt may be amended or terminated.

Basell intends to finance the merger between Lyondell and Basell with borrowings and, as a result, Lyondell or its subsidiaries, including Equistar, may become more levered, which would exacerbate the risks relating to Equistar’s debt.  In July 2007, Standard and Poor’s Rating Services placed its credit ratings for Lyondell, Equistar and Millennium debt on CreditWatch with negative implications and Moody’s Investor Services placed the ratings of Lyondell, Equistar and Millennium under review for possible downgrade, each as a result of the anticipated post-merger capital structure.

OVERVIEW

Equistar manufactures and markets ethylene and its co-products, primarily propylene, butadiene and aromatics, which include benzene and toluene.  Equistar also manufactures and markets ethylene derivatives, primarily polyethylene (including high density polyethylene (“HDPE”), low density polyethylene (“LDPE”) and linear-low density polyethylene (“LLDPE”)), ethylene glycol, ethylene oxide (“EO”) and other EO derivatives, and ethanol as well as polypropylene.  Equistar also manufactures and markets fuel products, such as methyl tertiary butyl ether (“MTBE”) and alkylate.  Equistar is a wholly owned subsidiary of Lyondell.

During the second quarter and first six months of 2007 compared to the same periods in 2006, U.S. ethylene markets experienced lower profitability despite operating rates in the mid-90% range and stronger polyethylene demand in export markets.  Weakness in the U.S. housing market during the 2007 periods was a negative factor, while the first quarter 2006 benefited from hurricane-related shortages.  Ethylene and polyethylene sales prices decreased more than raw material costs late in 2006, and did not increase as rapidly as raw material costs during the first half of 2007.  As discussed below, despite lower benchmark crude oil prices, prices of crude oil-based liquid raw materials averaged higher in the 2007 periods.  Prices of NGL-based raw materials also averaged higher.

Equistar experienced lower profitability despite record-high sales prices for co-products during the second quarter 2007.  Higher average co-product sales prices were more than offset by the combined effect of higher costs, primarily higher average raw material costs, and lower average ethylene and polyethylene sales prices during the second quarter and first six months of 2007.

U.S. market demand for ethylene in the second quarter and first six months of 2007 increased an estimated 4.5% and 3.6%, respectively, compared to the second quarter and first six months of 2006, while U.S. market demand for polyethylene decreased an estimated 1.2% in the second quarter 2007 and increased an estimated 3.4% in the first six months of 2007 compared to the same periods in 2006.

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

Equistar has the ability to shift its ratio of raw materials used in the production of ethylene and co-products to take advantage of the relative costs of liquids and NGLs.  Although the prices of these raw materials are generally related to crude oil and natural gas prices, during specific periods the relationships among these materials and benchmarks may vary significantly.

The following table shows the average U.S. benchmark prices for crude oil and natural gas for the applicable periods, as well as benchmark U.S. sales prices for ethylene, propylene, benzene and HDPE, which Equistar produces and sells.  The benchmark weighted average cost of ethylene production, which is reduced by co-product revenues, is based on CMAI’s estimated ratio of heavy liquid raw materials and NGLs used in U.S. ethylene production and is subject to revision.

	Average Benchmark Price
	For the three months ended		For the six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Crude oil – dollars per barrel	64.87	70.47	61.43	66.88
Natural gas – dollars per million BTUs	7.25	6.48	6.91	7.00
NWE Naphtha-dollars per barrel	74.46	66.89	68.04	63.32
Weighted average cost of ethylene production – cents per pound	33.84	32.28	31.37	30.90
Ethylene – cents per pound	44.67	46.50	42.33	48.42
Propylene – cents per pound	49.92	48.17	46.52	45.83
Benzene – cents per gallon	394.67	301.67	373.83	285.00
HDPE – cents per pound	69.67	70.00	66.83	72.50

For crude oil, the table above reflects the average quoted price for West Texas Intermediate (“WTI”) crude oil, which Equistar has historically presented as a benchmark crude oil price.  During the first six months of 2007, the WTI crude oil price has been lower relative to other benchmark crude oil prices such as Brent crude oil.  The benchmark prices of certain crude oil-based liquids, particularly Northwest Europe (“NWE”) naphthas, which are representative of trends in certain market prices, have risen disproportionately compared to the WTI benchmark crude oil prices.  The average benchmark price of NWE naphthas was 11% and 7% higher in the second quarter and first six months of 2007, respectively, compared to the same periods in 2006, and was indicative of price pressures on Equistar’s raw material costs.

RESULTS OF OPERATIONS

Revenues—Equistar’s revenues of $3,534 million in the second quarter 2007 were 8% higher compared to revenues of $3,278 million in the second quarter 2006, while revenues of $6,403 million in the first six months of 2007 were 1% higher compared to revenues of $6,314 million in the first six months of 2006.  The higher revenues in the second quarter and first six months of 2007 reflected the effects of higher average sales prices for co-products and higher sales volumes compared to the same periods in 2006.  Ethylene and derivative sales volumes in the second quarter 2007 were comparable to the second quarter 2006 and were 2% higher in the first six months of 2007 compared to the first six months of 2006.

Cost of Sales—Equistar’s cost of sales of $3,362 million in the second quarter 2007 was 11% higher compared to $3,028 million in the second quarter 2006, while cost of sales in the first six months of 2007 of $6,100 million was 7% higher compared to $5,698 million in the first six months of 2006.  The increases reflect the effects of higher costs, primarily raw material costs resulting from the effects of higher crude oil and NGL-based raw material costs.

SG&A Expenses—Selling, general and administrative (“SG&A”) expenses were $72 million in the second quarter 2007 compared to $61 million in the second quarter 2006 and $131 million for the first six months of 2007 compared to $109 million for the first six months of 2006.  The increases in the second quarter and first six months of 2007 were primarily due to higher compensation expense, including higher incentive compensation, compared to the second quarter and first six months of 2006.

Operating Income—Equistar had operating income of $91 million in the second quarter 2007 compared to $180 million in the second quarter 2006 and $154 million in the first six months of 2007 compared to $490 million in the first six months of 2006.  The decreases in the second quarter and first six months of 2007 were primarily due to lower average sales prices for ethylene and polyethylene products and higher costs, primarily higher raw material costs, which were not entirely offset by the effects of higher average co-product sales prices and higher sales volumes compared to the second quarter and first six months of 2006.

Net Income—Equistar had net income of $8 million in the second quarter 2007 compared to $128 million in the second quarter 2006 and $19 million in the first six months of 2007 compared to $384 million in the first six months of 2006.  The decreases in the second quarter and first six months of 2007 were primarily attributable to the lower operating income compared to the same periods in 2006 and charges totaling $32 million related to the prepayment of debt in June 2007.

Second Quarter 2007 versus First Quarter 2007

Equistar’s second quarter 2007 net income was $8 million compared to net income of $11 million in the first quarter 2007.  The decrease of $3 million was primarily due to $32 million of charges related to the prepayment of debt, offset by the effects of higher sales volumes compared to the first quarter 2007.  Higher average sales prices were substantially offset by higher liquid and NGL-based raw material costs, which increased by approximately 20%.  Sales volumes for ethylene and derivatives in the second quarter 2007 were comparable to the first quarter 2007.

Product Group Analysis

The following analysis discusses Equistar’s operating results, focusing on two product groups: ethylene and co-products; and derivatives.  Ethylene co-products primarily include propylene, butadiene and aromatics, which include benzene and toluene.  Fuel products, which include MTBE and akylates, are included in the co-products group because fuel products are produced from co-products.  Derivatives primarily include polyethylene, ethylene glycol, ethylene oxide and its other derivatives, and ethanol and polypropylene.

The following tables set forth Equistar’s sales and other operating revenues, operating income and selected product sales volumes.

	For the three months ended		For the three months ended
	June 30,		June 30,
Millions of dollars	2007	2006	2007	2006
Sales and other operating revenues:
Ethylene and co-products	$3,106	$2,867	$5,552	$5,563
Derivatives	1,102	1,094	2,103	2,135
Product group eliminations	(674)	(683)	(1,252)	(1,384)
Total	$3,534	$3,278	$6,403	$6,314

Operating income:
Ethylene and co-products	$63	$153	$86	$396
Derivatives	28	27	68	94
Total	$91	$180	$154	$490

Volumes in millions
Selected ethylene and co-products:
Ethylene and co-products (pounds)	4,524	4,542	8,994	9,028
Aromatics (gallons)	87	88	182	177
Derivatives products (pounds)	2,008	1,912	3,940	3,632

Ethylene and co-products

Revenues—Revenues of $3,106 million in the second quarter 2007 were 8% higher compared to $2,867 million in the second quarter 2006, while revenues of $5,552 million in the first six months of 2007 were comparable to $5,563 million in the first six months of 2006.  The increase in the second quarter 2007 reflected the effects of higher average sales prices for co-products.  Sales volumes in the second quarter and first six months of 2007 were comparable to the same periods in 2006.

Operating Income—Operating income in the second quarter 2007 was $63 million compared to $153 million in the second quarter 2006 and $86 million in the first six months of 2007 compared to $396 million in the first six months of 2006.  The decreases in the second quarter and first six months of 2007 of $90 million and $310 million, respectively, were primarily due to lower product margins as higher raw material costs and lower ethylene sales prices more than offset the effects of higher average co-product sales prices compared to the same periods in 2006.

Derivatives

Revenues—Revenues of $1,102 million in the second quarter 2007 were comparable to revenues of $1,094 million in the second quarter 2006, and revenues of $2,103 million in the first six months of 2007 were comparable to revenues of $2,135 million in the first six months of 2006.  Revenues in the second quarter and first six months of 2007 reflected the effects of lower average polyethylene sales prices, which were substantially offset by the effects of higher sales volumes.  Sales volumes in the second quarter 2007 were 5% higher compared to the second quarter 2006, while in the first six months of 2007 sales volumes were 9% higher than in the first six months of 2006.

Operating Income—Operating income for derivatives was $28 million in the second quarter 2007 compared to $27 million in the second quarter 2006 and $68 million in the first six months of 2007 compared to $94 million in the first six months of 2006.  The decrease in the first six months of 2007 was primarily the result of lower product margins that were only partly offset by the favorable effect of higher sales volumes, compared to the same period in 2006.  Product margins were lower as average sales prices decreased more than raw materials costs.

FINANCIAL CONDITION

Operating Activities—Operating activities provided cash of $191 million in the first six months of 2007 and $427 million in the first six months of 2006.  The $236 million decrease primarily reflected lower earnings in the first six months of 2007 compared to the first six months of 2006, partly offset by the effects of changes in the main components of working capital – accounts receivable and inventory, net of accounts payable.  In the first six months of 2007, a decrease in the main components of working capital provided cash of $75 million compared to the first six months 2006 when an increase used cash of $84 million.

Accounts receivable increased in the first six months of 2007 and 2006, using cash of $160 million and $232 million, respectively.  Prior to January 2006, discounts were offered to certain customers for early payment for product.  As a result, some receivable amounts were collected in December 2005 that otherwise would have been expected to be collected in January 2006.  This included collections of $84 million in December 2005, related to receivables from Occidental Chemical Corporation, a subsidiary of Occidental Petroleum Corporation.

Inventories decreased $105 million, providing cash, in the first six months of 2007 and increased $56 million, using cash, in the first six months of 2006.  In the 2007 period inventory decreased from higher levels at December 31, 2006, which resulted from higher volumes of water-borne cargos in transit at December 31, 2006 due to the timing of shipments.  The increase in the 2006 period reflected a shift from NGLs to higher usage of liquids; however, due to timing, this resulted in an increase in overall inventory levels during the period.

Accounts payable increased in the first six months of 2007 and 2006, providing cash of $130 million and $204 million, respectively, due primarily to higher raw material prices and the timing of receipts of heavy liquid raw materials and payments in both periods.

The use of cash indicated by changes in other, net, in both periods reflects annual payments of employee bonus awards and property taxes.

Investing Activities—Investing activities used cash of $82 million and $61 million in the first six months of 2007 and 2006, respectively, primarily for capital expenditures.  Equistar’s capital budget for 2007 is $192 million and includes spending for base plant support, plant efficiency projects, projects related to environmental and regulatory requirements and profit enhancement, which include projects devoted to further co-product upgrading and raw materials flexibility.

Financing Activities—Cash used by financing activities was $232 million in the first six months of 2007 and $449 million in the first six months of 2006.  During the first six months of 2007, Equistar issued promissory notes to Millennium subsidiaries under loan agreements with total availability of $600 million, and borrowed $500 million under these agreements.  The notes mature on December 21, 2007, or earlier upon demand, and bear interest, which is payable quarterly, at London Interbank Offered Rate (“LIBOR”) plus 1.75%.  Equistar used the proceeds of the Millennium loans, along with cash on hand, to repay $300 million principal amount of its 10.125% Senior Notes due 2008, $300 million principal amount of its 10.625% Senior Notes due 2011 and related premiums totaling $32 million.  In the first six months of 2006, Equistar repaid the $150 million of 6.5% Notes outstanding, which matured in February 2006.

Equistar distributed $100 million to its owners during the first six months of 2007 compared to $300 million the first six months of 2006.

Liquidity and Capital Resources—At June 30, 2007, Equistar’s total debt, including $500 million of notes payable to Millennium due upon demand, totaled $2.1 billion, or 57% of its total capitalization.  There were no other current maturities.

At June 30, 2007, Equistar had cash on hand of $10 million, and the total amount available under both the $400 million inventory-based revolving credit facility and the $600 million accounts receivable sales facility totaled approximately $783 million, giving effect to the borrowing base net of a $50 million unused availability requirement, any outstanding amount of accounts receivable sold under the accounts receivable sales facility, of which there was $155 million at June 30, 2007, and $12 million of outstanding letters of credit under the revolving credit facility as of June 30, 2007.  The borrowing base is determined using a formula applied to accounts receivable and inventory balances.  The revolving credit facility requires that the unused available amounts under that facility and the $600 million accounts receivable sales facility equal or exceed $50 million, or $100 million if the Interest Coverage Ratio, as defined, at the end of any period of four consecutive fiscal quarters is less than 2:1.  There was no outstanding borrowing under the revolving credit facility at June 30, 2007.

In addition, total availability under the revolving loan agreements with Millennium subsidiaries was $600 million, while aggregate borrowings were $500 million at June 30, 2007.

Equistar’s ability to continue to pay or refinance its debt will depend on future operating performance, which could be affected by general economic, financial, competitive, legislative, regulatory, business and other factors, many of which are beyond its control.  However, Equistar believes that conditions will be such that cash balances, cash generated from operating activities and funding under lines of credit and other potential lending arrangements will be adequate to meet anticipated future cash requirements, including scheduled debt repayments, necessary capital expenditures and ongoing operations.

Equistar’s inventory-based revolving credit facility, accounts receivable sales facility and indentures contain restrictive covenants.  These covenants are described in Notes 6 and 12 to Equistar’s Consolidated Financial Statements included in Equistar’s Annual Report on Form 10-K for the year ended December 31, 2006.  The potential impact of a breach of these covenants is discussed in “Liquidity and Capital Resources” under Item 7 of Equistar’s Annual Report on Form 10-K for the year ended December 31, 2006.  There have been no changes in the terms of the covenants in the six months ended June 30, 2007.  Some of Equistar’s indentures require additional interest payments to the note holders if Equistar makes distributions when its Fixed Charge Coverage Ratio, as defined, is less than 1.75 to 1.

Off-Balance Sheet Arrangements—Equistar’s off-balance sheet arrangements are described in Item 7 of its Annual Report on Form 10-K for the year ended December 31, 2006.  Equistar’s off-balance sheet arrangements did not change materially in the six months ended June 30, 2007.

CURRENT BUSINESS OUTLOOK

In the third quarter 2007, elevated raw material costs continue to pressure Equistar’s chemical products, but operating rates and demand are strong with positive price momentum.  Equistar’s outlook continues to be positive.

ACCOUNTING AND REPORTING CHANGES

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115, which permits election of fair value to measure many financial instruments and certain other items.  SFAS No. 159 is effective for Equistar beginning in 2008.  Equistar is currently evaluating whether it will elect the fair value option for any of its eligible financial instruments and other items.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  The new standard defines fair value, establishes a framework for its measurement and expands disclosures about such measurements.  For Equistar, the standard will be effective beginning in 2008.  Equistar does not expect the application of SFAS No. 157 to have a material effect on its consolidated financial statements.

Item 3.  Disclosure of Market Risk

Equistar’s exposure to market risk is described in Item 7A of its Annual Report on Form 10-K for the year ended December 31, 2006.  Equistar’s exposure to market risk has not changed materially in the six months ended June 30, 2007.

Item 4.  Controls and Procedures

Equistar performed an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer (principal executive officer) and Senior Vice President and Chief Financial Officer (principal financial officer), of the effectiveness of Equistar’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2007.  Based upon that evaluation, the Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that Equistar’s disclosure controls and procedures are effective.

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

FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this report are “forward-looking statements” within the meaning of the federal securities laws.  Forward-looking statements can be identified by words such as “estimate,” “believe,” “expect,” “anticipate,” “plan,” “budget” or other words that convey the uncertainty of future events or outcomes.  Many of these forward-looking statements have been based on expectations and assumptions about future events that may prove to be inaccurate.  While management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond Equistar’s control.  Equistar’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to:

•	the ability of Lyondell and Basell to complete their proposed merger,
•
uncertainty concerning the effects of the proposed merger, including the diversion of attention from the day-to-day business and the potential disruption to employees and relationships with customers, suppliers, distributors and business partners,

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

•	legal and environmental proceedings,
•	current and potential governmental regulatory actions in the U.S. and in other countries,
•	terrorist acts and international political unrest,
•	competitive products and pricing pressures,
•	technological developments,
•	access to capital markets, and
•	Equistar’s ability to implement its business strategies.

Any of these factors, or a combination of these factors, could materially affect Equistar’s future results of operations and the ultimate accuracy of the forward-looking statements.  These forward-looking statements are not guarantees of Equistar’s future performance, and Equistar’s actual results and future developments may differ materially from those projected in the forward-looking statements.  Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or prior earnings levels.

All forward-looking statements in this Form 10-Q are qualified in their entirety by the cautionary statements contained in this section, elsewhere in this report and in Equistar’s Annual Report on Form 10-K for the year ended December 31, 2006.  See “Item 1.  Legal Proceedings,” “Item 1A.  Risk Factors” and “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  These factors are not necessarily all of the important factors that could affect Equistar.  Use caution and common sense when considering these forward-looking statements.  Equistar does not intend to update these statements unless securities laws require it to do so.

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

In May 2007, the Texas Commission on Environmental Quality notified Equistar that it is seeking a civil penalty of $160,843 in connection with alleged noncompliance during 2002, 2005 and 2006 with various air pollution regulations at the Channelview facility.

In July 2007, Equistar signed an agreement with the U.S. Environmental Protection Agency (the "EPA") and agencies in the states of Iowa, Illinois and Louisiana in connection with alleged noncompliance with various environmental statutes and regulations at seven Equistar plants.  The agreement provides that Equistar will pay $2.5 million in penalties to the EPA to resolve compliance issues, fund $6.56 million in supplemental environmental projects and complete environmental projects and program enhancements.

Item 1A.  Risk Factors

There have been no material changes with respect to Equistar’s risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2006 and in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, except as described below:

Uncertainties associated with Lyondell’s merger with Basell may cause Equistar to lose employees and customers and business partners and, while the merger is pending, Equistar, as a subsidiary of Lyondell, is subject to restrictions on the conduct of its business.

Equistar’s current and prospective employees may be uncertain about their future roles and relationships with Equistar following the completion of Lyondell’s merger with Basell.  This uncertainty may adversely affect Equistar’s ability to attract and retain key management and employees.  In addition, the diversion of attention from the day-to-day business of Equistar and the potential disruption to its employees and its relationships with customers, suppliers, distributors and business partners during the period before the completion of the merger may make it difficult for Equistar to regain its financial and business positions if the merger does not occur.

Equistar’s customers and business partners may not be as willing to continue business with Equistar on the same or similar terms pending the completion of the merger, which would materially and adversely affect Equistar’s business and results of operations.  In addition, the merger agreement restricts Equistar, as a subsidiary of Lyondell, from taking specified actions without Basell’s approval including, among other things, making certain significant acquisitions, dispositions or investments, making certain significant capital expenditures not contemplated by the current capital plan, and entering into certain material contracts.  Equistar’s management may also be required to devote substantial time to merger-related activities, which could otherwise be devoted to pursuing other beneficial business opportunities.

Equistar pursues acquisitions, dispositions and joint ventures, which may not yield the expected benefits.

Although Equistar is restricted from taking certain actions without Basell’s approval as described above, Equistar may purchase or sell assets or enter into contractual arrangements or joint ventures in an effort to generate value.  Although these transactions may be expected to yield longer-term benefits if the expected efficiencies and synergies of the transactions are realized, they could reduce Equistar’s operating results in the short term because of the costs, charges and financing arrangements associated with such transactions or the benefits of a transaction may not be realized to the extent anticipated.  Other transactions may advance future cash flows from some of Equistar’s businesses, thereby yielding increased short-term liquidity, but consequently resulting in lower cash flows from these operations over the longer term.

Equistar’s consolidated balance sheet is levered, and Equistar’s business and future prospects could be limited by its significant amount of debt and other financial obligations.

Equistar’s consolidated balance sheet is levered.  Basell intends to finance the merger between Lyondell and Basell with borrowings.  Depending on how that financing is structured, Lyondell or its subsidiaries (including Equistar) may become more levered, which would exacerbate the risks described herein.  Equistar’s total consolidated debt was $2.1 billion at June 30, 2007. This debt represented approximately 57% of Equistar’s total capitalization.  In addition, Equistar has contractual commitments and ongoing pension and post-retirement benefit obligations that will require cash contributions in 2007 and beyond, as described in “—Contractual and Other Obligations” under “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Equistar’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

For a discussion regarding Equistar’s ability to pay or refinance its debt, see the “—Liquidity and Capital Resources” section under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Equistar’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Equistar’s Annual Report on Form 10-K for the year ended December 31, 2006.

Debt covenants limit the ability of Lyondell to contribute cash to Equistar and Equistar’s partnership agreement requires it to distribute cash.

Although Equistar is a wholly owned subsidiary of Lyondell, debt covenants limit the ability of Lyondell to contribute cash to Equistar.  For example, Lyondell’s indentures contain a covenant that prohibits it from making investments in subsidiaries and joint ventures that are not restricted subsidiaries as defined in the indentures, subject to limited exceptions.  Equistar currently is not a restricted subsidiary.  Lyondell’s credit facility also contains a covenant that places limitations on its ability to make investments in joint ventures.  As a result of these limitations, cash flow of Lyondell may not be available to fund cash needs of Equistar, such as servicing debt or paying capital expenditures.  Future borrowings by Lyondell or Millennium also may contain restrictions on making investments in Equistar.  The ability of Lyondell and Millennium to make investments in Equistar also is dependent upon their economic performance, which is dependent on a variety of factors, including factors described elsewhere in these “Risk Factors” and the “Forward-Looking Statements” section of Equistar’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and in “Item 1A. Risk Factors” and the “Forward-Looking Statements” section of Equistar’s Annual Report on Form 10-K for the year ended December 31, 2006.

Conversely, under its partnership agreement, Equistar is required to distribute to its owners (Lyondell and Millennium), as soon as practicable following the end of each month, all of its surplus cash in excess of its estimated cash needs for its next 12 months.  Under the partnership agreement, distributions other than of surplus cash may only be made upon approval of Equistar’s Partnership Governance Committee.  Equistar’s credit facility and indentures do not contain any restrictions on Equistar’s ability to make distributions to its owners in accordance with its partnership agreement, except that the credit facility prohibits distributions during any default under the facility.  However, some of Equistar’s indentures require additional interest payments to the note holders if Equistar makes distributions when Equistar does not meet a specified fixed charge coverage ratio.  Equistar met this ratio as of June 30, 2007.

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

Equistar Chemicals, LP

Dated: August 8, 2007	/s/ Charles L. Hall
Charles L. Hall
Vice President and Controller
(Duly Authorized and Principal Accounting Officer)