Form 10-Q
period 2007-09-30
EQUISTAR CHEMICALS LP
filed 2007-11-07
CIK 1081158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

PART I.  FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

EQUISTAR CHEMICALS, LP

CONSOLIDATED STATEMENTS OF INCOME

	For the three months ended September 30,		For the nine months ended September 30,
Millions of dollars	2007	2006	2007	2006
Sales and other operating revenues:
Trade	$2,416	$2,591	$7,096	$7,358
Related parties	1,048	889	2,771	2,436
	3,464	3,480	9,867	9,794
Operating cost and expenses:
Cost of sales	3,314	3,151	9,414	8,849
Asset impairment	- -	135	- -	135
Selling, general and administrative expenses	71	54	202	163
Research and development expenses	10	8	28	25
	3,395	3,348	9,644	9,172
Operating income	69	132	223	622
Interest expense	(47)	(55)	(155)	(164)
Interest income	- -	- -	5	4
Other income (expense), net	- -	1	(32)	- -
Net income	$22	$78	$41	$462

See Notes to the Consolidated Financial Statements.

EQUISTAR CHEMICALS, LP

CONSOLIDATED BALANCE SHEETS

Millions of dollars	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$25		$133
Accounts receivable:
Trade, net	1,074		890
Related parties	364		277
Inventories	679		809
Prepaid expenses and other current assets	38		49
Total current assets	2,180		2,158

Property, plant and equipment, net	2,814		2,846
Investments	51		59
Other assets, net	273		296
Total assets	$5,318		$5,359

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current maturities of long-term debt	$400	$	- -
Accounts payable:
Trade	946		731
Related parties	134		174
Accrued liabilities	252		312
Notes payable to Millennium Chemicals Inc.	515		- -
Total current liabilities	2,247		1,217

Long-term debt	1,153		2,160
Other liabilities and deferred revenues	371		378
Commitments and contingencies
Partners’ capital:
Partners’ accounts	1,583		1,642
Accumulated other comprehensive loss	(36)		(38)
Total partners’ capital	1,547		1,604
Total liabilities and partners’ capital	$5,318		$5,359

See Notes to the Consolidated Financial Statements.

EQUISTAR CHEMICALS, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,
Millions of dollars	2007	2006
Cash flows from operating activities:
Net income	$41	$462
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	243	243
Asset impairment	- -	135
Debt prepayment premiums and charges	34	- -
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(271)	(341)
Inventories	130	(138)
Accounts payable	175	142
Other, net	(99)	(53)
Net cash provided by operating activities	253	450
Cash flows from investing activities:
Expenditures for property, plant and equipment	(152)	(105)
Other	8	2
Net cash used in investing activities	(144)	(103)
Cash flows from financing activities:
Repayment of long-term debt	(632)	(150)
Proceeds from notes payable to Millennium Chemicals Inc.	515	- -
Distributions to owners	(100)	(375)
Other	- -	1
Net cash used in financing activities	(217)	(524)
Decrease in cash and cash equivalents	(108)	(177)
Cash and cash equivalents at beginning of period	133	215
Cash and cash equivalents at end of period	$25	$38

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

4.       Proposed Merger of Lyondell and Basell

On July 16, 2007, Lyondell, Basell AF, a Luxembourg company (“Basell”), and BIL Acquisition Holdings Limited, a Delaware corporation and wholly owned subsidiary of Basell (“Merger Sub”), entered into an agreement and plan of merger pursuant to which Merger Sub will be merged with and into Lyondell with Lyondell continuing as the surviving corporation and a wholly owned subsidiary of Basell.  Pursuant to the merger, each outstanding share of Lyondell’s common stock will be converted into the right to receive $48 per share in cash.  A special meeting of Lyondell’s shareholders has been scheduled for November 20, 2007 to vote on the proposed merger, which is expected to close in the fourth quarter 2007.

The merger agreement restricts the ability of Lyondell and its subsidiaries, including Equistar, to take specified actions without Basell’s approval including, among other things, making significant acquisitions, dispositions or investments, making certain significant capital expenditures not contemplated by the current capital plan, and entering into certain material contracts.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.       Proposed Merger of Lyondell and Basell – (Continued)

As a result of the proposed merger, Equistar’s debt and accounts receivable sales facility will be affected to varying degrees.  If not amended, Equistar’s credit and accounts receivable sales facilities will be terminated at the closing.  The indentures governing Equistar’s Notes due 2008 and 2011 contain put rights, which may be available to the debt holders as a result of the merger.

5.       Asset Impairment

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

6.       Notes Payable to Millennium Chemicals Inc.

During the first nine months of 2007, Equistar issued promissory notes to Millennium and received proceeds of $515 million pursuant to loan agreements permitting Equistar to borrow up to $600 million.  The proceeds were primarily used to repay debt (See Note 12).  In connection with the proposed merger of Lyondell and Basell (see Note 4), the maturity of the notes was extended to February 16, 2008 from December 21, 2007, or earlier upon demand.  The notes bear interest, which is payable quarterly, at the London Interbank Offered Rate ("LIBOR”) plus 1.75%.  The balance of the notes outstanding at September 30, 2007 was $515 million.

7.       Accounts Receivable

Equistar has a $600 million accounts receivable sales facility that matures in November 2010.  Pursuant to this facility, Equistar sells, through a wholly owned, bankruptcy-remote subsidiary, on an ongoing basis and without recourse, an interest in a pool of accounts receivable to financial institutions participating in the facility.  Equistar is responsible for servicing the receivables.  The outstanding amount of receivables sold under the facility as of September 30, 2007 was $40 million and there was no outstanding amount as of December 31, 2006.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.       Inventories

Inventories consisted of the following:

Millions of dollars	September 30, 2007	December 31, 2006
Finished goods	$383	$452
Work-in-process	18	14
Raw materials	147	225
Materials and supplies	131	118
Total inventories	$679	$809

9.       Property, Plant and Equipment, Net

The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows:

Millions of dollars	September 30, 2007	December 31, 2006
Land	$85	$85
Manufacturing facilities and equipment	6,113	6,093
Construction in progress	239	141
Total property, plant and equipment	6,437	6,319
Less accumulated depreciation	(3,623)	(3,473)
Property, plant and equipment, net	$2,814	$2,846

Depreciation and amortization expense is summarized as follows:

	For the three months ended September 30,		For the nine months ended September 30,
Millions of dollars	2007	2006	2007	2006
Property, plant and equipment	$64	$64	$191	$190
Turnaround costs	12	10	33	30
Software costs	1	4	10	13
Other	4	1	9	10
Total depreciation and amortization	$81	$79	$243	$243

Equistar believes that there are asset retirement obligations associated with some of its facilities, but that the present value of those obligations normally is not material in the context of an indefinite expected life of the facilities.  Equistar continually reviews the optimal future alternatives for its facilities.  Any decision to retire one or more facilities would result in an increase in the present value of such obligations.  At September 30, 2007 and December 31, 2006, the balance of the liability that had been recognized for all asset retirement obligations was $16 million and $12 million, respectively.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.       Accounts Payable

Accounts payable included liabilities in the amounts of $7 million as of September 30, 2007 and December 31, 2006 for checks issued in excess of associated bank balances but not yet presented for collection.

11.       Deferred Revenues

Deferred revenues at September 30, 2007 and December 31, 2006 of $154 million and $175 million, respectively, represent advances from customers as partial prepayments for products to be delivered under long-term product supply contracts.  Trade sales and other operating revenues included $13 million and $5 million in the three-month periods ended September 30, 2007 and 2006, respectively, and $31 million and $19 million in the nine-month periods ended September 30, 2007 and 2006, respectively, of such previously deferred revenues.

12.       Long-Term Debt

Long-term debt consisted of the following:

Millions of dollars	September 30, 2007		December 31, 2006
$400 million inventory-based revolving credit facility	$	- -	$	- -
Other debt obligations:
Senior Notes due 2008, 10.125%		400		700
Senior Notes due 2011, 10.625% ($3 million of premium)		403		707
Debentures due 2026, 7.55%		150		150
Notes due 2009, 8.75%		600		600
Other		- -		3
Total long-term debt		1,553		2,160
Less current maturities		400		- -
Total long-term debt, net		$1,153		$2,160

In June 2007, Equistar repaid $300 million principal amount of its 10.125% Senior Notes due 2008 and $300 million principal amount of its 10.625% Senior Notes due 2011, paying premiums totaling $32 million.

Lyondell is a guarantor of Equistar’s 7.55% Debentures due 2026.  The unaudited interim consolidated financial statements of Lyondell are filed as an exhibit to Equistar’s Quarterly Report on Form 10-Q for the period ended September 30, 2007.

Amortization of debt issuance costs of $1 million and $3 million for each of the three- and nine-month periods ended September 30, 2007 and 2006, respectively, is included in interest expense in the Consolidated Statements of Income.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.       Pension and Other Postretirement Benefits

Net periodic pension and other postretirement benefits included the following cost components:

	For the three months ended September 30,		For the nine months ended September 30,
Millions of dollars	2007	2006	2007	2006
Pension benefits:
Service cost	$6	$6	$17	$17
Interest cost	3	3	11	10
Recognized return on plan assets	(5)	(4)	(13)	(10)
Amortization	1	2	2	4
Net periodic pension benefit cost	$5	$7	$17	$21
Other postretirement benefits:
Service cost	$1	$1	$2	$2
Interest cost	1	1	4	4
Net periodic other postretirement benefit cost	$2	$2	$6	$6

Equistar contributed $32 million to its pension plans in the first nine months of 2007, and does not expect to make any contributions in the remainder of 2007.

14.       Commitments and Contingencies

Environmental Remediation—Equistar’s accrued liability for future environmental remediation costs totaled $4 million as of September 30, 2007 and December 31, 2006.  In the opinion of management, there is no material estimable range of reasonably possible loss in excess of the liability recorded for environmental remediation.  However, it is possible that new information about the sites for which the accrual has been established, new technology or future developments such as involvement in investigations by regulatory agencies, could require Equistar to reassess its potential exposure related to environmental matters.

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

15.       Comprehensive Income

The components of comprehensive income were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
Millions of dollars	2007	2006	2007	2006
Net income	$22	$78	$41	$462
Other comprehensive income -
Amortization of actuarial and investment income included in net periodic pension cost	1	- -	2	- -
Total other comprehensive income	1	- -	2	- -
Comprehensive income	$23	$78	$43	$462

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.       Segment and Related Information

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

Millions of dollars	Ethylene & co-products	Derivatives	Eliminations		Consolidated
For the three months ended September 30, 2007
Sales and other operating revenues:
Customers	$2,350	$1,114	$	- -	$3,464
Inter-product group	764	- -		(764)	- -
	3,114	1,114		(764)	3,464
Operating income (loss)	71	(2)		- -	69
For the three months ended September 30, 2006
Sales and other operating revenues:
Customers	$2,425	$1,055	$	- -	$3,480
Inter-product group	746	- -		(746)	- -
	3,171	1,055		(746)	3,480
Operating income	130	2		- -	132
For the nine months ended September 30, 2007
Sales and other operating revenues:
Customers	$6,650	$3,217	$	- -	$9,867
Inter-product group	2,016	- -		(2,016)	- -
	8,666	3,217		(2,016)	9,867
Operating income	157	66		- -	223
For the nine months ended September 30, 2006
Sales and other operating revenues:
Customers	$6,604	$3,190	$	- -	$9,794
Inter-product group	2,130	- -		(2,130)	- -
	8,734	3,190		(2,130)	9,794
Operating income	526	96		- -	622

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the information contained in the Consolidated Financial Statements of Equistar Chemicals, LP, together with its consolidated subsidiaries (collectively, “Equistar”) and the notes thereto.

In addition to comparisons of current operating results with the same period in the prior year, Equistar has included, as additional disclosure, certain “trailing quarter” comparisons of third quarter 2007 operating results to second quarter 2007 operating results.  Equistar’s businesses are highly cyclical, in addition to experiencing some less significant seasonal effects.  Trailing quarter comparisons may offer important insight into current business directions.

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

PROPOSED TRANSACTION BETWEEN LYONDELL AND BASELL

On July 16, 2007, Lyondell, Basell AF, a Luxembourg company (“Basell”), and BIL Acquisition Holdings Limited, a Delaware corporation and a wholly owned subsidiary of Basell (“Merger Sub”), entered into an agreement and plan of merger pursuant to which Merger Sub will be merged with and into Lyondell with Lyondell continuing as the surviving corporation and a wholly owned subsidiary of Basell.  Pursuant to the merger, each outstanding share of Lyondell’s common stock will be converted into the right to receive $48 per share in cash.  A special meeting of the Lyondell shareholders has been scheduled for November 20, 2007 to vote on the proposed merger, which is expected to close in the fourth quarter 2007; however, there can be no assurance that the proposed merger will be completed.

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

During the third quarter and first nine months of 2007 compared to the same periods in 2006, U.S. ethylene markets experienced lower profitability despite operating rates in the mid-90% range and stronger polyethylene demand in export markets.  Ethylene and polyethylene sales prices decreased more than raw material costs late in 2006, and did not increase as rapidly as raw material costs during the first nine months of 2007.  As discussed below, prices of both crude oil-based liquid raw materials and NGL-based raw materials averaged higher in the 2007 periods, with the latter approaching record levels late in the third quarter 2007.

U.S. market demand for ethylene in the third quarter and first nine months of 2007 increased an estimated 0.8% and 2.6%, respectively, compared to the same periods in of 2006, while U.S. market demand for polyethylene increased an estimated 6.9% and 4.6%, respectively, in the third quarter and first nine months of 2007 compared to the same periods in 2006.

Equistar experienced lower profitability as higher average co-product sales prices were more than offset by the combined effect of higher average raw material and other costs, including higher incentive compensation expense, and lower average ethylene and polyethylene sales prices during the third quarter and first nine months of 2007.  Results for the third quarter and first nine months of 2006 included a pretax charge of $135 million related to impairment of the net book value of the idled Lake Charles, Louisiana ethylene facility.

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

For crude oil, the table below reflects the average quoted price for West Texas Intermediate (“WTI”) crude oil. During the first six months of 2007, the WTI crude oil price was lower relative to other benchmark crude oil prices, such as Brent crude oil, and, therefore, was not indicative of the rate of increase in crude oil-based raw material costs.  As a result, the benchmark price of Northwest Europe (“NWE”) naphthas, which is representative of trends in certain market prices, is included in the table below.  Prices for WTI crude oil realigned with other benchmark crude oil prices during the third quarter 2007.  WTI crude oil prices have increased from $60.75 per barrel in early January 2007, to $82.33 per barrel at the end of September 2007.

Similarly, while natural gas prices have been relatively stable, ethane prices have risen significantly during the first nine months of 2007, reaching record levels late in the period.  These increases are indicative of the pressure on the cost of Equistar’s raw materials, both crude oil-based and NGL-based.

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

	Average Benchmark Price
	For the three months ended		For the nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Crude oil – dollars per barrel	75.40	70.37	66.09	68.04
Natural gas – dollars per million BTUs	6.19	6.14	6.67	6.71
NWE Naphtha-dollars per barrel	74.97	66.17	70.35	64.27
Weighted average cost of ethylene production – cents per pound	38.75	33.64	33.82	31.81
Ethylene – cents per pound	50.17	50.67	44.94	49.17
Propylene – cents per pound	50.83	49.67	47.96	47.11
Benzene – cents per gallon	355.00	371.33	367.56	313.78
HDPE – cents per pound	76.00	75.67	69.89	73.56

RESULTS OF OPERATIONS

Revenues—Equistar’s revenues of $3,464 million in the third quarter 2007 were comparable to revenues of $3,480 million in the third quarter 2006, and revenues of $9,867 million in the first nine months of 2007 were comparable to revenues of $9,794 million in the first nine months of 2006.  Revenues in the third quarter and first nine months of 2007 reflected the effects of higher average sales prices for co-products, principally fuel products and benzene, and higher sales volumes, which were substantially offset by lower average sales prices for ethylene and polyethylene compared to the same periods in 2006.  Ethylene and derivative sales volumes in the third quarter and first nine months of 2007 were comparable to the third quarter and first nine months of 2006.

Cost of Sales—Equistar’s cost of sales of $3,314 million in the third quarter 2007 was 5% higher compared to $3,151 million in the third quarter 2006, while cost of sales in the first nine months of 2007 of $9,414 million was 6% higher compared to $8,849 million in the first nine months of 2006.  The increases reflect the effects of higher costs, primarily raw material costs, resulting from the effects of higher crude oil and NGL-based raw material prices.

Asset Impairment—Charges of $135 million in the third quarter and first nine months of 2006 reflected impairment of the net book value of Equistar’s idled ethylene facility in Lake Charles, Louisiana. See Note 5 to the Consolidated Financial Statements.

SG&A Expenses—Selling, general and administrative (“SG&A”) expenses were $71 million in the third quarter 2007 compared to $54 million in the third quarter 2006 and $202 million for the first nine months of 2007 compared to $163 million for the first nine months of 2006.  The increases in the third quarter and first nine months of 2007 were primarily due to higher compensation expense, including higher incentive compensation, compared to the third quarter and first nine months of 2006.

Operating Income—Equistar had operating income of $69 million in the third quarter 2007 compared to $132 million in the third quarter 2006 and $223 million in the first nine months of 2007 compared to $622 million in the first nine months of 2006.  The third quarter and first nine months of 2006 included the $135 million impairment charge related to the Lake Charles, Louisiana ethylene facility.  The decreases in the third quarter and first nine months of 2007 were primarily due to higher raw material and other costs, including higher compensation expense of $26 million and $75 million, respectively, compared to the third quarter and first nine months of 2006.

Interest Expense—Interest expense was $47 million in the third quarter 2007 compared to $55 million in the third quarter 2006 and $155 million in the first nine months of 2007 compared to $164 million in the first nine months of 2006.  The decreases reflected the effect of repayments of $600 million principal amount of debt in June 2007, which was partially offset by the interest expense on promissory notes issued to Millennium in June 2007.

Net Income—Equistar had net income of $22 million in the third quarter 2007 compared to $78 million in the third quarter 2006 and $41 million in the first nine months of 2007 compared to $462 million in the first nine months of 2006.  The decreases in the third quarter and first nine months of 2007 were primarily attributable to the lower operating income compared to the same periods in 2006 and, in the first nine months of 2007, charges totaling $32 million related to the prepayment of debt in June 2007.

Third Quarter 2007 versus Second Quarter 2007

Equistar’s third quarter 2007 net income was $22 million compared to net income of $8 million in the second quarter 2007.  The second quarter 2007 included charges of $32 million related to the prepayment of debt.  The remaining decrease of $18 million was primarily due to the effects of higher liquid and NGL-based raw material costs, lower average co-product sales prices, higher incentive compensation expense and lower sales volumes, all of which were partially offset by higher average sales prices for ethylene and polyethylene and lower interest expense.  Sales volumes for ethylene and derivatives in the third quarter 2007 were 3% lower compared to the second quarter 2007.

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

The following tables set forth Equistar’s sales and other operating revenues, operating income and selected product sales volumes.

	For the three months ended		For the nine months ended
	September 30,		September 30,
Millions of dollars	2007	2006	2007	2006
Sales and other operating revenues:
Ethylene and co-products	$3,114	$3,171	$8,666	$8,734
Derivatives	1,114	1,055	3,217	3,190
Product group eliminations	(764)	(746)	(2,016)	(2,130)
Total	$3,464	$3,480	$9,867	$9,794

Operating income:
Ethylene and co-products	$71	$130	$157	$526
Derivatives	(2)	2	66	96
Total	$69	$132	$223	$622

Volumes in millions
Selected ethylene and co-products:
Ethylene and co-products (pounds)	4,445	4,621	13,439	13,650
Aromatics (gallons)	89	89	271	266
Derivatives products (pounds)	1,878	1,770	5,818	5,402

Ethylene and co-products

Revenues—Revenues of $3,114 million in the third quarter 2007 were 2% lower compared to $3,171 million in the third quarter 2006, while revenues of $8,666 million in the first nine months of 2007 were comparable to $8,734 million in the first nine months of 2006.  The decrease in the third quarter 2007 reflected the effects of lower average sales prices for ethylene and lower sales volumes, partially offset by higher average sales prices for co-products.  Sales volumes in the third quarter 2007 were 3% lower compared to the third quarter 2006, while sales volumes in the first nine months of 2007 were comparable to the same period in 2006.

Operating Income—Operating income in the third quarter 2007 was $71 million compared to $130 million in the third quarter 2006 and $157 million in the first nine months of 2007 compared to $526 million in the first nine months of 2006.  The third quarter and first nine months of 2006 included the $135 million impairment charge related to the Lake Charles, Louisiana ethylene facility.  The decreases in the third quarter and first nine months of 2007 were primarily due to lower product margins, as higher raw material costs and lower ethylene sales prices more than offset the effects of higher average co-product sales prices, and the effects of lower sales volumes in the third quarter 2007 compared to the same periods in 2006.

Derivatives

Revenues—Revenues of $1,114 million in the third quarter 2007 were 6% higher compared to revenues of $1,055 million in the third quarter 2006, while revenues of $3,217 million in the first nine months of 2007 were comparable to revenues of $3,190 million in the first nine months of 2006.  Revenues in the third quarter and first nine months of 2007 reflected the effects of lower average polyethylene sales prices, which were more than offset in the third quarter and substantially offset in the first nine months by the effects of higher sales volumes.  Sales volumes in the third quarter 2007 were 6% higher compared to the third quarter 2006, while in the first nine months of 2007 sales volumes were 8% higher than in the first nine months of 2006.

Operating Income (Loss)—The derivatives product group had an operating loss of $2 million in the third quarter 2007 compared to operating income of $2 million in the third quarter 2006 and operating income of $66 million in the first nine months of 2007 compared to $96 million in the first nine months of 2006.  The decreases in the third quarter and first nine months of 2007 were primarily the result of lower product margins that were only partly offset by the favorable effect of higher sales volumes, compared to the same periods in 2006.  Product margins were lower as a result of the higher raw materials costs and lower average sales prices in 2007.

FINANCIAL CONDITION

Operating Activities—Operating activities provided cash of $253 million in the first nine months of 2007 and $450 million in the first nine months of 2006.  The $197 million decrease primarily reflected lower earnings in the first nine months of 2007 compared to the first nine months of 2006, partly offset by the effects of changes in the main components of working capital – accounts receivable and inventory, net of accounts payable.  In the first nine months of 2007, a decrease in the main components of working capital provided cash of $34 million compared to the first nine months 2006 when an increase used cash of $337 million.

Inventories decreased $130 million, providing cash, in the first nine months of 2007 and increased $138 million, using cash, in the first nine months of 2006.  In the 2007 period, inventory decreased from higher levels at December 31, 2006, due to lower volumes of water-borne cargos in transit at September 30, 2007 due to a delay in a shipment and a reduction in inventory levels in preparation for turnaround activities at a production facility in the fourth quarter 2007.  The increase in the 2006 period reflected a shift from NGLs to higher usage of liquids; however, due to timing, this resulted in an increase in overall inventory levels during the period.

Accounts receivable increased in the first nine months of 2007 and 2006, using cash of $271 million and $341 million, respectively.  Prior to January 2006, discounts were offered to certain customers for early payment for product.  As a result, some receivable amounts were collected in December 2005 that otherwise would have been expected to be collected in January 2006.  This included collections of $84 million in December 2005, related to receivables from Occidental Chemical Corporation, a subsidiary of Occidental Petroleum Corporation.

Accounts payable increased in the first nine months of 2007 and 2006, providing cash of $175 million and $142 million, respectively, due primarily to higher raw material prices in both periods compared to December 31 levels of the preceding year.

The higher use of cash in the first nine months of 2007 as indicated by changes in other, net, was primarily due to the timing of interest payments, which are quarterly under the Millennium Notes, payments of incentive compensation and increased pension funding.

Investing Activities—Investing activities used cash of $144 million and $103 million in the first nine months of 2007 and 2006, respectively, primarily for capital expenditures.  Equistar’s capital budget for 2007 is $192 million and includes spending for base plant support, plant efficiency projects, projects related to environmental and regulatory requirements and profit enhancement, which include projects devoted to further co-product upgrading and raw materials flexibility.

Financing Activities—Cash used by financing activities was $217 million in the first nine months of 2007 and $524 million in the first nine months of 2006.  During the first nine months of 2007, Equistar issued promissory notes to Millennium subsidiaries under loan agreements with total availability of $600 million, and borrowed $515 million under these agreements.  As a result of the proposed merger of Lyondell and Basell, the maturity of the notes was extended to February 16, 2008 from December 21, 2007, or earlier upon demand, and bear interest, which is payable quarterly, at London Interbank Offered Rate (“LIBOR”) plus 1.75%.  Equistar used the proceeds of the Millennium loans, along with cash on hand, to repay $300 million principal amount of its 10.125% Senior Notes due 2008, $300 million principal amount of its 10.625% Senior Notes due 2011 and related premiums totaling $32 million.  In the first nine months of 2006, Equistar repaid the $150 million of 6.5% Notes outstanding, which matured in February 2006.

Equistar distributed $100 million to its owners during the first nine months of 2007 compared to $375 million during the first nine months of 2006.

Liquidity and Capital Resources—At September 30, 2007, Equistar’s total debt, including current maturities, totaled $2.1 billion, or 57% of its total capitalization.  The current maturities included $400 million principal amount of Equistar’s 10.125% Senior Notes due 2008 and $515 million of notes payable to Millennium due upon demand.

At September 30, 2007, Equistar had cash on hand of $25 million, and the total amount available under both the $400 million inventory-based revolving credit facility and the $600 million accounts receivable sales facility totaled approximately $899 million, after giving effect to the borrowing base net of a $50 million unused availability requirement, any outstanding amount of accounts receivable sold under the accounts receivable sales facility, of which there was $40 million at September 30, 2007, and $11 million of outstanding letters of credit under the revolving credit facility as of September 30, 2007.  The borrowing base is determined using a formula applied to accounts receivable and inventory balances.  The revolving credit facility requires that the unused available amounts under that facility and the $600 million accounts receivable sales facility equal or exceed $50 million, or $100 million if the Interest Coverage Ratio, as defined, at the end of any period of four consecutive fiscal quarters is less than 2:1.  There was no outstanding borrowing under the revolving credit facility at September 30, 2007.

In addition, total availability under the revolving loan agreements with Millennium subsidiaries was $600 million, while aggregate borrowings were $515 million at September 30, 2007.

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

Equistar’s inventory-based revolving credit facility, accounts receivable sales facility and indentures contain restrictive covenants.  These covenants are described in Notes 6 and 12 to Equistar’s Consolidated Financial Statements included in Equistar’s Annual Report on Form 10-K for the year ended December 31, 2006.  The potential impact of a breach of these covenants is discussed in “Liquidity and Capital Resources” under Item 7 of Equistar’s Annual Report on Form 10-K for the year ended December 31, 2006.  There have been no changes in the terms of the covenants in the nine months ended September 30, 2007.  Some of Equistar’s indentures require additional interest payments to the note holders if Equistar makes distributions when its Fixed Charge Coverage Ratio, as defined, is less than 1.75 to 1.

Off-Balance Sheet Arrangements—Equistar’s off-balance sheet arrangements are described in Item 7 of its Annual Report on Form 10-K for the year ended December 31, 2006.  Equistar’s off-balance sheet arrangements did not change materially in the nine months ended September 30, 2007.

CURRENT BUSINESS OUTLOOK

Thus far in the fourth quarter 2007, both crude oil and NGLs price increases have accelerated, setting new highs.  Record high raw material costs are offsetting the benefit of recent sales price increases, necessitating further pricing initiatives.

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

ENVIRONMENTAL MATTERS

Various environmental laws and regulations impose substantial requirements upon the operations of Equistar.  Equistar’s policy is to be in compliance with such laws and regulations, which include, among others, the Comprehensive Environmental Response, Compensation and Liability Act as amended, the Resource Conservation and Recovery Act and the Clean Air Act Amendments.  Equistar does not specifically track all recurring costs associated with managing hazardous substances and pollution in ongoing operations.  Such costs are included in cost of sales.

Equistar also makes capital expenditures to comply with environmental regulations.  Equistar currently estimates that environmentally related capital expenditures at its facilities will be approximately $50 million in 2007 and $15 million in 2008, representing an increase of $20 million in 2007 due to rising costs associated with a regulatory project.

Item 3.  Disclosure of Market Risk

Equistar’s exposure to market risk is described in Item 7A of its Annual Report on Form 10-K for the year ended December 31, 2006.  Equistar’s exposure to market risk has not changed materially in the nine months ended September 30, 2007.

Item 4.  Controls and Procedures

Equistar performed an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer (principal executive officer) and Senior Vice President and Chief Financial Officer (principal financial officer), of the effectiveness of Equistar’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2007.  Based upon that evaluation, the Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that Equistar’s disclosure controls and procedures are effective.

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

All forward-looking statements in this Form 10-Q are qualified in their entirety by the cautionary statements contained in this section, elsewhere in this report and in Equistar’s Annual Report on Form 10-K for the year ended December 31, 2006 and subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.  See “Item 1.  Legal Proceedings” and “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  These factors are not necessarily all of the important factors that could affect Equistar.  Use caution and common sense when considering these forward-looking statements.  Equistar does not intend to update these statements unless securities laws require it to do so.

In addition, this Form 10-Q contains summaries of contracts and other documents.  These summaries may not contain all of the information that is important to an investor, and reference is made to the actual contract or document for a more complete understanding of the contract or document involved.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material developments with respect to Equistar’s legal proceedings previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2006 and in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, except as described below:

In May 2007, the Texas Commission on Environmental Quality (the “TCEQ”) notified Equistar that it is seeking a civil penalty of $153,330 in connection with alleged noncompliance during 2005 and 2006 with various air pollution regulations at the Channelview facility. Also in May 2007, legislative changes were finalized that impacted the manner in which TCEQ assesses penalties and could result in a substantial reduction in the assessed penalty.  In September 2007, the TCEQ staff issued a policy determination of the recent legislation which determination limits the potential reduction in the proposed penalty pursuant to such legislation.  Equistar continues discussions with TCEQ.

In October 2007, the TCEQ notified Equistar that it is seeking a penalty of $129,400 in connection with alleged exceedances of permitted emissions at Equistar’s Chocolate Bayou plant.

Equistar does not believe that the ultimate resolution of these matters will have a material adverse effect on the business, financial position, liquidity or results of operation of Equistar.

Item 1A.  Risk Factors

There have been no material changes with respect to Equistar’s risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2006 and in the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007.

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

Equistar Chemicals, LP

Dated: November 7, 2007	/s/ Charles L. Hall
Charles L. Hall
Vice President and Controller
(Duly Authorized and Principal Accounting Officer)