Form 10-K
period 2007-12-31
EQUISTAR CHEMICALS LP
filed 2008-03-31
CIK 1081158

Index to the Consolidated Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2007

☐	Transition Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

Commission File No. 333-76473

EQUISTAR CHEMICALS, LP
(Exact name of Registrant as specified in its charter)

Delaware	76-0550481
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1221 McKinney Street,	77010
Suite 700, Houston, Texas	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (713) 652-7200

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes   ☐       No   ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes   ☒      No   ☐
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☐      No    ☒
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See  the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   Large accelerated filer   ☐      Accelerated filer   ☐      Non-accelerated filer   ☒ Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐     No   ☒
There is no established public trading market for the Registrant’s equity securities.  As of June 30, 2007, the last business day of the Registrant’s most recently completed second fiscal quarter, all of the Registrant’s equity securities were held by affiliates.

The Registrant meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and, therefore, is filing this form with a reduced disclosure format.

Index to the Consolidated Financial Statements

Index to the Consolidated Financial Statements

Index to the Consolidated Financial Statements

PART I

Item 1.  Business

EQUISTAR

Overview of the Business

Equistar Chemicals, LP (together with its consolidated subsidiaries, “Equistar”) is a producer of basic chemicals, as well as polymers and fuels products, with 2007 revenues of approximately $13 billion, and assets of approximately $10 billion as of December 31, 2007.  It is North America’s second largest producer of ethylene, the world’s most widely used petrochemical.  Equistar also is the third largest producer of polyethylene in North America.

Equistar operates in two reportable business segments:

•
Equistar’s chemicals business segment produces and markets ethylene, its co-products and derivatives.  Ethylene co-products include propylene, butadiene and aromatics, which include benzene and toluene.  Derivatives of ethylene in this segment include ethylene oxide (“EO”), ethylene glycol (“EG”) and other EO derivatives, as well as ethanol.  Equistar’s chemicals business segment also produces gasoline blending components such as methyl tertiary butyl ether (“MTBE”) and alkylate.

•
Equistar’s polymers business segment produces and markets polyethylene (high density polyethylene (“HDPE”), low density polyethylene (“LDPE”) and linear low density polyethylene (“LLDPE”)) and polypropylene.

Equistar is an indirect wholly owned subsidiary of Lyondell Chemical Company (“Lyondell”).  On December 20, 2007, an indirect wholly owned subsidiary of LyondellBasell Industries AF S.C.A. (“LyondellBasell Industries,” formerly known as Basell AF S.C.A.) merged with and into Lyondell, and Lyondell and Equistar both are now indirect wholly owned subsidiaries of LyondellBasell Industries.  Prior to November 30, 2004, Equistar was owned jointly by Lyondell and Millennium Chemicals Inc. (“Millennium”).  Lyondell acquired Millennium in a stock-for-stock business combination on November 30, 2004, thereby also indirectly acquiring Millennium’s remaining interest in Equistar.  From May 1998 to August 2002, Occidental Petroleum Corporation (together with its subsidiaries and affiliates, collectively, “Occidental”) shared ownership of Equistar with Lyondell and Millennium until Lyondell purchased Occidental’s interest in Equistar.  Equistar was formed in October 1997 as a Delaware limited partnership by Lyondell and Millennium, and holds assets contributed by Lyondell, Millennium and Occidental.

Prior to Lyondell’s December 20, 2007 acquisition by LyondellBasell Industries, Equistar operated in one segment: ethylene, co-products and derivatives.  For additional segment information and for geographic information for each of the years in the three-year period ended December 31, 2007, see Note 20 to the Consolidated Financial Statements.

Additional Information Available

Equistar’s principal executive offices are located at 1221 McKinney Street, Suite 700, Houston, Texas 77010. Its telephone number is (713) 652-7200 and its website address is www.lyondellbasell.com.  Equistar’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available free of charge through www.lyondellbasell.com as soon as reasonably practicable after those reports are electronically filed with or furnished to the Securities and Exchange Commission.

In addition, Equistar has adopted a “code of ethics,” as defined in Item 406(b) of Regulation S-K.  Equistar’s code of ethics, known as its Business Ethics and Conduct Policy, is part of the overall Lyondell Business Ethics and Conduct Policy.  It applies to all officers and employees of Equistar, including Equistar’s principal executive officer, principal financial officer, principal accounting officer and controller.  A copy of the Business Ethics and Conduct Policy is available at www.lyondellbasell.com free of charge.  In addition, Equistar intends to satisfy the disclosure requirements of Item 5.05 of Form 8-K regarding any amendment to, or waiver from, a provision of the Business Ethics and Conduct Policy that applies to Equistar’s principal executive officer, principal financial officer, principal accounting officer or controller and relates to any element of the definition of code of ethics set forth in Item 406(b) of Regulation S-K by posting such information at www.lyondellbasell.com.

Information contained on Equistar’s website (www.lyondellbasell.com) or any other website is not incorporated into this Annual Report and does not constitute a part of this Annual Report.

Index to the Consolidated Financial Statements

CHEMICALS SEGMENT

Overview

Equistar’s chemicals business segment produces ethylene, co-products and derivatives at ten facilities located in four states in the U.S.  Ethylene co-products include propylene, butadiene and aromatics, which include benzene and toluene.  Ethylene derivatives include EO, EG and other EO derivatives, as well as ethanol.  Equistar also produces gasoline blending components, such as MTBE and alkylate.

Ethylene is the most significant petrochemical in terms of worldwide production volume and is the key building block for polyethylene and a large number of other chemicals, plastics and synthetics.  Ethylene and its co-products and derivatives are fundamental to many segments of the economy, including the production of consumer products, packaging, housing and automotive components and other durable and nondurable goods.

The following table outlines:

•	the primary products of Equistar’s chemicals segment;
•	annual processing capacity as of December 31, 2007; and
•	the primary uses for those products.

See “Item 2. Properties” for the locations where Equistar produces the primary products of its chemicals segment.

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
Ethylene Co-Products:
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

Index to the Consolidated Financial Statements

Product	Annual Capacity	Primary Uses
Toluene	66 million gallons
Toluene is used as an octane enhancer in gasoline, as a chemical raw material for benzene and/or paraxylene production, and a core ingredient in toluene diisocyanate, a compound used in urethane production.

Ethylene Derivatives:
Ethylene Oxide (EO)	1.5 billion pounds EO equivalents; 400 million pounds as pure EO (c)	EO is used to produce surfactants, industrial cleaners, cosmetics, emulsifiers, paint, heat transfer fluids and ethylene glycol.
Ethylene Glycol (EG)	1.4 billion pounds (c)	EG is used to produce polyester fibers and film, polyethylene terephthalate (“PET”) resin, heat transfer fluids and automobile antifreeze.
Other Ethylene Oxide Derivatives	225 million pounds	EO derivatives include ethylene glycol ethers and ethanolamines, and are used to produce paint and coatings, polishes, solvents and chemical intermediates.
Ethanol	50 million gallons	Ethanol is used in the production of solvents as well as household, medicinal and personal care products.
Gasoline Blending Components:
Methyl Tertiary Butyl Ether (MTBE)	284 million gallons (18,500 barrels/day) (d)	MTBE is a high octane gasoline blending component.
Alkylate	337 million gallons (e)	Alkylate is a high octane gasoline blending component.

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

(d)	Includes up to 44 million gallons/year of capacity produced for and returned to Lyondell.
(e)	Includes up to 172 million gallons/year of capacity produced for and returned to Lyondell.

Marketing and Sales

Equistar produces ethylene at six sites located in three states.  Ethylene produced by Equistar generally is consumed internally as a raw material in the production of derivatives and polymers, or is shipped by pipeline to customers.  For the year ended December 31, 2007, approximately 72% of Equistar’s ethylene, based on sales dollars, was used by Equistar’s ethylene derivatives or polymers facilities or sold to related parties at market-related prices.  The sales to related parties during 2007 include significant ethylene sales, pursuant to a long-term ethylene supply agreement, to Occidental Chemical Corporation, a subsidiary of Occidental Petroleum Corporation (together with its subsidiaries and affiliates, collectively, “Occidental”).  Occidental owned 5.5% of Lyondell’s outstanding common stock until selling the remainder of its Lyondell common stock in open market transactions from May 2007 through July 2007. See Note 6 to the Consolidated Financial Statements.  Sales of ethylene accounted for approximately 11% of Equistar’s total revenues in 2007, 12% in 2006 and 13% in 2005.

Ethylene co-products are manufactured by Equistar primarily at four facilities in Texas.  The Morris, Illinois and Clinton, Iowa facilities also produce moderate quantities of propylene.

Index to the Consolidated Financial Statements

Equistar consumes propylene as a raw material for the production of polypropylene and also sells propylene to Lyondell and other subsidiaries of LyondellBasell Industries at market-related prices.  Equistar’s propylene production that is not consumed internally or sold to related parties generally is sold under multi-year contracts.  In addition, pursuant to a 15-year propylene supply arrangement entered into in 2003 with a subsidiary of Sunoco, Inc. (“Sunoco”), Equistar supplies 700 million pounds of propylene annually to Sunoco.  Under the arrangement, a majority of the propylene is supplied under a cost-based formula and the balance is supplied on a market-related basis.  Sales of propylene accounted for approximately 20% of Equistar’s total revenues in 2007, 20% in 2006 and 18% in 2005.

Equistar generally sells its butadiene under multi-year contracts.  Equistar sells benzene and toluene to Lyondell at market-related prices.  Of the benzene and toluene production that is not sold to related parties, most of the benzene generally is sold under multi-year contracts and most of the toluene is sold under annual contracts.  Equistar also sells benzene produced by Lyondell, which it purchases from Lyondell at market-related prices.  Equistar serves as Lyondell’s sole agent to market toluene produced by Lyondell and receives a marketing fee for such services. Sales of benzene and toluene accounted for less than 10% of Equistar’s total revenues in 2007 and 2006 and 10% in 2005.

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

EO or EO equivalents, and EO’s primary derivative, EG, are produced at the Bayport facility located in Pasadena, Texas and through a 50/50 joint venture between Equistar and DuPont in Beaumont, Texas.  The Bayport facility also produces other derivatives of EO, principally ethylene glycol ethers and ethanolamines.  EO and EG typically are sold under multi-year contracts, with market-based pricing.  Glycol ethers and ethanolamines are sold primarily into the solvent and distributor markets at market prices.  EO is shipped by railcar, and its derivatives are shipped by railcar, truck, isotank or ocean-going vessel.

The vast majority of the ethylene derivatives products are sold in North America, primarily through Equistar’s sales organization.  Sales agents are generally engaged to market the ethylene derivatives products in the rest of the world.

MTBE and alkylate are gasoline blending components.  Equistar produces MTBE at two facilities in Texas and produces alkylate at one facility in Texas.  MTBE and alkylate are produced as derivatives of the ethylene co-products produced by Equistar.

MTBE produced at one of the two Channelview units and at the Chocolate Bayou plant is sold to Lyondell at market-related prices.  MTBE is produced for Lyondell at the second Channelview unit for a processing fee.  Equistar produces alkylate for and returns alkylate to Lyondell for a processing fee, and also sells alkylate both under short-term contracts and on a spot basis.  MTBE and alkylate, whether individually or collectively, accounted for less than 10% of Equistar’s total revenues in 2007, 2006 and 2005.

Other than Lyondell, which accounted for approximately 13% of Equistar’s total revenues in 2007, no single chemicals segment customer accounted for 10% or more of Equistar’s total revenues in 2007.

Index to the Consolidated Financial Statements

Raw Materials

Raw material cost is the largest component of the total cost for the production of ethylene and its co-products. The primary raw materials used are heavy liquids and natural gas liquids (“NGLs”).  Heavy liquids include crude oil-based naphtha and gas oil, as well as condensate, a very light crude oil resulting from natural gas production (collectively referred to as “heavy liquids”).  NGLs include ethane, propane and butane.  The use of heavy liquid raw materials results in the production of a significant amount of co-products such as propylene, butadiene, benzene and toluene, as well as gasoline blending components, while the use of NGLs results in the production of a smaller amount of co-products, such as propylene.

 The flexibility to consume a wide range of raw materials has historically provided plants with that flexibility with an advantage over plants that are restricted in their raw material processing capability.  Facilities using heavy liquids historically have generated, on average, approximately four cents of additional variable margin per pound of ethylene produced compared to facilities restricted to using ethane.  This margin advantage is based on an average of historical data over a period of years and is subject to short-term fluctuations, which can be significant.  For example, published reports indicated that during 2007 the advantage ranged from 2.6 cents to 5.5 cents.  The costs of producing ethylene from heavy liquids and NGLs can change daily, based on the relative values of crude oil and natural gas, as well as the relative values of the products generated through the use of those raw materials.  As a result, there have been in the past, and could continue to be in the future, periods of time when the use of heavy liquids does not provide an advantage or is disadvantaged versus the use of NGLs.  Equistar has the capability to process heavy liquids at its Channelview, Corpus Christi and Chocolate Bayou ethylene and co-products facilities.  Equistar’s Channelview and Corpus Christi facilities have the greatest operational flexibility among Equistar’s facilities to process significant quantities of either heavy liquids or NGLs, depending upon the relative economic advantage of the alternative raw materials.

As described above, management believes that this raw material flexibility is a key advantage in the production of ethylene and co-products.  As a result, Equistar’s heavy liquids requirements for these businesses are sourced globally via a mix of contractual and spot arrangements.  Spot market purchases are made in order to maintain raw material flexibility and to take advantage of raw material pricing opportunities.  A large portion of Equistar’s NGLs requirements for these businesses are purchased via contractual arrangements from a variety of sources, but NGLs also are purchased on the spot market.  Equistar also obtains a portion of its heavy liquids requirements for these businesses from Lyondell’s refinery at market-related prices.  Heavy liquids generally are delivered by ship or barge, and NGLs generally are delivered via pipeline.

Equistar also purchases large amounts of natural gas to be used as energy for consumption in its business via market-based contractual arrangements with a variety of sources.

The primary raw material for the ethylene derivatives products is ethylene.  Equistar’s ethylene derivatives facilities generally can receive their ethylene directly from Equistar’s ethylene facilities via its pipeline system, pipelines owned by unrelated parties or on-site production.

MTBE and alkylate are produced as derivatives of ethylene co-products produced by Equistar.  Equistar purchases all of its methanol requirements from Lyondell at market-based prices.

The raw materials for the chemicals segment are, in general, commodity chemicals with numerous bulk suppliers and ready availability at competitive prices.  Historically, raw material availability has not been an issue.  For additional discussion regarding the effects of raw material pricing and supply on recent operating results, see “Item 1A.  Risk Factors—Risks Relating to the Businesses—Costs of raw materials and energy, as well as reliability of supply, may result in increased operating expenses and reduced results of operations” and “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Index to the Consolidated Financial Statements

Competition and Industry Conditions

With respect to ethylene, its co-products and derivatives, competition is based on price, product quality, product delivery, reliability of supply, product performance and customer service.  Industry consolidation has led to fewer, although larger, competitors. Profitability is affected not only by supply and demand for ethylene, its co-products and derivatives, but also by raw material costs and price competition among producers, which may intensify due to, among other things, the addition of new capacity.  In general, demand is a function of economic growth in the United States and elsewhere in the world, which fluctuates.  It is not possible to accurately predict the changes in raw material costs, market conditions, capacity utilization and other factors that will affect industry profitability in the future.  During the next five years, forecasts for the worldwide average annual ethylene capacity additions are projected at approximately 5%, with more than 90% of these additions in the Middle East and Northeast Asia.  The average worldwide demand growth is expected to lag this rate by less than 1%.  In the U.S., relatively stable ethylene supply combined with sustained demand levels are projected to result in continued high average operating rates through 2008.  Capacity share figures for Equistar and its competitors, discussed below, are based on completed production facilities and, where appropriate, include the full capacity of joint venture facilities and certain long-term supply arrangements.

Equistar competes with other large domestic marketers and producers for sales of ethylene, its co-products and derivatives, including Chevron Phillips Chemical Company LP (“ChevronPhillips”), The Dow Chemical Company (“Dow”), Eastman Chemical Company, Enterprise Products Partners L.P., Exxon Mobil Corporation (“ExxonMobil”), Huntsman Corporation, Ineos and Shell Chemical Company.  Equistar’s ethylene rated capacity at December 31, 2007 was approximately 10.8 billion pounds per year, or approximately 14% of total North American ethylene production capacity.  Based on published rated production capacities, Equistar is the second largest producer of ethylene in North America.  North American ethylene rated capacity at December 31, 2007 was approximately 78 billion pounds per year, with approximately 76% of that North American capacity located along the Gulf Coast.

The markets for fuels products tend to be volatile as well as cyclical as a result of changing crude oil and refined product prices. Crude oil prices are impacted by worldwide political events, the economics of exploration and production and refined products demand. Prices and demand for fuels products are influenced by seasonal and short-term factors such as weather and driving patterns, as well as by longer term issues such as the economy, energy conservation and alternative fuels.  Industry fuels products supply is dependent on industry operating capabilities and on long-term refining capacity.  Growth in demand for fuels products without comparable growth in U.S. supply or imports has led to tight fuels products supply conditions in the U.S.  All of the MTBE produced by Equistar is sold by Lyondell with Lyondell’s MTBE production.  The most significant MTBE competitor is Saudi Basic Industries Corp. (“SABIC”).  MTBE also faces competition from products such as ethanol and other octane components.  Equistar competes with refiners and other olefins manufacturers for sales of alkylate.

POLYMERS SEGMENT

Overview

Equistar’s polymers business segment produces polyolefins, including polyethylene (high density polyethylene (“HDPE”), low density polyethylene (“LDPE”) and linear low density polyethylene (“LLDPE”)) and polypropylene.  Equistar’s polymers business is operated as part of the overall LyondellBasell Industries polymers business.

Equistar produces polymers at seven facilities located in four states in the U.S.  Equistar’s polymers products are used in consumer and industrial applications ranging from food and beverage packaging to housewares and construction materials.

Index to the Consolidated Financial Statements

The following table outlines:

•	the primary products of Equistar’s polymers segment;
•	annual processing capacity as of December 31, 2007; and
•	the primary uses for those products.

See “Item 2. Properties” for the locations where Equistar produces the primary products of its polymers segment.

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

Marketing and Sales

Equistar manufactures polyethylene using a variety of technologies at five facilities in Texas and at the Morris, Illinois and Clinton, Iowa facilities.  HDPE accounted for approximately 12% of Equistar’s total revenues in 2007, 2006 and 2005, and polyethylene (HDPE, LDPE and LLDPE collectively) accounted for approximately 21% of Equistar’s total revenues in 2007, 2006 and 2005.

Index to the Consolidated Financial Statements

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

Equistar manufactures polypropylene at its Morris, Illinois facility.  Polypropylene is sold for various applications in the automotive, housewares and appliance industries.

Polymers primarily are distributed by railcar or truck.  The vast majority of Equistar’s polymers products are sold in North America, primarily through Equistar’s sales organization.  Sales agents are generally engaged to market Equistar’s polymers products in the rest of the world.  Approximately 9% of Equistar’s polymers, based on sales dollars, were exported from the United States during 2007, with 61% of those export sales to Mexico, South America and Central America.

Other than Lyondell, which accounted for approximately 13% of Equistar’s total revenues in 2007, no single polymers segment customer accounted for 10% or more of Equistar’s total revenues in 2007.

Raw Materials

The primary raw material for the production of polyethylene is ethylene.  Substantially all of the ethylene used in Equistar’s polyethylene production is produced internally by Equistar’s ethylene facilities in Equistar’s chemicals business segment.  Equistar’s polyethylene facilities generally can receive their ethylene directly from Equistar’s ethylene facilities via its pipeline system, pipelines owned by unrelated parties or on-site production.  However, the polyethylene plants at Chocolate Bayou, La Porte and Bayport, Texas are connected by pipeline to unrelated parties and could receive ethylene via exchanges or purchases.

The primary raw material for the production of polypropylene is propylene.  The polypropylene facility at Morris, Illinois receives propylene from Equistar’s propylene facilities located on-site, as well as unrelated parties.

The raw materials for polymers are, in general, commodity chemicals with numerous bulk suppliers and ready availability at competitive prices.  Historically, raw material availability for polymers has not been an issue.  For additional discussion regarding the effects of raw material pricing and supply on recent operating results, see “Item 1A.  Risk Factors—Risks Relating to the Businesses—Costs of raw materials and energy, as well as reliability of supply, may result in increased operating expenses and reduced results of operations” and “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Competition and Industry Conditions

Competition in the polymers businesses is based on price, product quality, product delivery, reliability of supply, product performance and customer service.  Industry consolidation has led to fewer, although larger, competitors. Profitability is affected not only by supply and demand for polymers, but also by raw material costs and price competition among producers, which may intensify due to, among other things, the addition of new capacity.  In general, demand is a function of economic growth in the United States and elsewhere in the world, which fluctuates.  It is not possible to accurately predict the changes in raw material costs, market conditions, capacity utilization and other factors that will affect industry profitability in the future.  However, Equistar expects that global polyethylene capacity additions over the next five years, primarily in the Middle East and Northeast Asia, will exceed the average annual worldwide demand growth by 1% per year.  Over the next five years Equistar expects that global polypropylene capacity additions will exceed the average annual worldwide demand growth by slightly more than in the case of polyethylene.  Capacity share figures for Equistar and its competitors, discussed below, are based on completed production facilities.

Index to the Consolidated Financial Statements

Equistar competes with other large marketers and producers for sales of polymers, including ChevronPhillips, Dow, ExxonMobil, Formosa Plastics Corporation, Ineos, NOVA Chemicals Corporation, TOTAL and Westlake Polymers.  Based on published rated industry capacities, Equistar is the third largest producer of polyethylene in North America. The rated capacity of Equistar’s polyethylene units as of December 31, 2007 was approximately 5.8 billion pounds per year, or approximately 14% of total industry capacity in North America.

ENVIRONMENTAL CAPITAL EXPENDITURES

Equistar (together with the industries in which it operates) is subject to extensive national, state and local environmental laws and regulations concerning, and is required to have permits and licenses regulating, emissions to the air, discharges onto land or waters and the generation, handling, storage, transportation, treatment and disposal of waste materials.  In some cases, compliance with environmental, health and safety laws and regulations can only be achieved by capital expenditures.  In the years ended December 31, 2007, 2006 and 2005, Equistar spent approximately $51 million, $60 million and $62 million, respectively, for environmentally related capital expenditures at existing facilities.  Equistar currently estimates that environmentally related capital expenditures at its facilities will be approximately $30 million for 2008 and $10 million in 2009.  The high levels of capital expenditures in 2006 and 2005 reflected increased spending on projects related to air emission reductions and wastewater management principally at Equistar’s Gulf Coast plants.  Under the Clean Air Act, the eight-county Houston/Galveston region was designated a severe non-attainment area for ozone by the Environmental Protection Agency (“EPA”).  Emission reduction controls were installed at each of Equistar’s six facilities in the Houston/Galveston region to comply prior to the November 2007 deadline.  For additional information regarding environmentally related capital expenditures, see “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters.”

RESEARCH AND TECHNOLOGY; INTELLECTUAL PROPERTY

Equistar conducts research and development principally at technology centers in Cincinnati, Ohio and Chocolate Bayou, Texas.  Research also is conducted at Lyondell’s technology center in Newtown Square, Pennsylvania.  Equistar's research and development expenditures were $37 million in the combined Successor and Predecessor periods in 2007, $34 million in 2006, and $33 million in 2005.  In addition, as part of the acquisition of Lyondell by LyondellBasell Industries, $22 million of the purchase price allocated by LyondellBasell Industries to Equistar was assigned to in-process research and development (“IPR&D”).  Accordingly, Equistar’s results of operations for the 2007 Successor period include a charge of $22 million of the value of the IPR&D.

Equistar maintains an extensive patent portfolio and continues to file new patent applications related to its businesses.  As of December 31, 2007, Equistar owned approximately 255 United States patents and approximately 395 worldwide patents.  Equistar owns trademarks and trademark registrations in the United States and in other countries, including the “Equistar” trade name.  Equistar does not regard its business as being materially dependent upon any single patent, trademark or license.

EMPLOYEE RELATIONS

At December 31, 2007, Equistar employed approximately 3,330 full-time and part-time employees.  Approximately 4% of Equistar’s employees are covered by collective bargaining agreements.  In addition to its own employees, Equistar uses the services of Lyondell and Millennium employees, and may use the services of LyondellBasell Industries’ employees, pursuant to shared services and loaned employee arrangements and also uses the services of independent contractors in the routine conduct of its business.  Equistar believes that its relations with its employees are good.

Index to the Consolidated Financial Statements

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

Equistar purchases large amounts of raw materials and energy for its businesses.  The cost of these raw materials and energy, in the aggregate, represents a substantial portion of its operating expenses.  The costs of raw materials and energy used for Equistar’s products generally follow price trends of, and vary with the market conditions for, crude oil and natural gas, which may be highly volatile and cyclical.  Raw material and energy costs remain at high levels, and a weak U.S. dollar adds to the volatility in Lyondell’s raw material costs.  There have been, and will likely continue to be, periods of time when Equistar is unable to pass raw material and energy cost increases on to customers quickly enough to avoid adverse impacts on its results of operations.  Customer consolidation also has made it more difficult to pass along cost increases to customers.  Equistar’s results of operations have been, and could be in the future, significantly affected by increases and volatility in these costs.  Cost increases also may increase working capital needs, which could reduce Equistar’s liquidity and cash flow.  In addition, when raw material and energy costs increase rapidly and are passed along to customers as product price increases, the credit risks associated with certain customers can be compounded.  To the extent Equistar increases its product sales prices to reflect rising raw material and energy costs, demand for products may decrease as customers reduce their consumption or use substitute products, which may have an adverse impact on Equistar’s results of operations.  See “Equistar sells commodity products in highly competitive global markets and faces significant price pressures” below.

In addition, higher North American natural gas prices relative to natural gas cost-advantaged regions, such as the Middle East, have diminished the ability of many domestic chemical producers to compete internationally since natural gas prices affect a significant portion of the industry’s raw materials and energy sources.  This environment has in the past caused and may in the future cause a reduction in Equistar’s exports, and has in the past reduced and may in the future reduce the competitiveness of U.S. producers. It also has in the past increased the competition for product sales in North America, as U.S. production that would otherwise have been sold overseas was instead offered for sale domestically, resulting in excess supply and lower margins in North America, and may do so in the future.

Furthermore, across Equistar, there are a limited number of suppliers for some of its raw materials and utilities and, in some cases, the number of sources for and availability of raw materials and utilities is specific to the particular geographic region in which a facility is located.  It is also common in the chemical industry for a facility to have a sole, dedicated source for its utilities, such as steam, electricity and gas.  For some of Equistar’s products, the facilities and/or distribution channels of raw material suppliers and utilities suppliers and Equistar form an integrated system.  This is especially true in the U.S. Gulf Coast where the infrastructure of the chemical and refining industries is tightly integrated such that a major disruption of supply of a given commodity or utility can negatively affect numerous participants, including suppliers of other raw materials.  If one or more of Equistar’s significant raw material or utility suppliers were unable to meet its obligations under present supply arrangements, raw materials become unavailable within the geographic area from which they are now sourced, or supplies are otherwise disrupted, Equistar’s businesses could suffer reduced supplies or be forced to incur increased costs for their raw materials or utilities, which would have a direct negative impact on plant operations.  For example, Hurricanes Katrina and Rita negatively affected crude oil and natural gas supplies, as well as supplies of some of Equistar’s other raw materials, contributing to increases in raw material prices during the second half of 2005 and, in some cases, disrupting production.  In addition, hurricane-related disruption of rail and pipeline traffic in the U.S. Gulf Coast area negatively affected shipments of raw materials and product.

Index to the Consolidated Financial Statements

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

The chemical industry experienced tight supply in many product areas and increased demand as the global economy improved during the past several years.  As a result, profitability in the industry increased, even in a world of volatile raw material and energy costs.  However, it is uncertain whether business conditions will remain positive.  The global economic and political environment continues to be uncertain, and a recession or other negative changes could result in a decline in demand and place pressure on Equistar’s results of operations.  In addition, new capacity additions by some participants in the industry, especially those in the Middle East and Asia that began in 2006 and are expected to continue, could lead to another period of oversupply and poor profitability.

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

Equistar believes that global events have had an impact on its businesses in recent years and may continue to do so.  In addition, a number of Equistar’s products are highly dependent on durable goods markets, such as the construction and automotive markets, which also are cyclical and impacted by many of the external factors referenced above.  Many of Equistar’s products are components of other chemical products that, in turn, are subject to the supply-demand balance of the chemical industry and general economic conditions.  The volatility and elevated level of prices for crude oil and natural gas have resulted in increased raw material costs, and the impact of the factors cited above and others may once again cause a slowdown in the business cycle, reducing demand and lowering operating rates and, ultimately, reducing profitability.

Index to the Consolidated Financial Statements

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

In addition, Equistar faces increased competition from companies that may have greater financial resources and different cost structures or strategic goals than Equistar, such as large integrated oil companies (many of which also have chemical businesses), government-owned businesses, and companies that receive subsidies or other government incentives to produce certain products in a specified geographic region.  Increased competition from these companies could limit Equistar’s ability to increase product sales prices in response to raw material and other cost increases, or could cause Equistar to reduce product sales prices to compete effectively, which could reduce Equistar’s profitability.

Accordingly, increases in raw material and other costs may not necessarily correlate with changes in prices for these products, either in the direction of the price change or in magnitude.  In addition, Equistar’s ability to increase product sales prices, and the timing of those increases, are affected by the supply-demand balances for its products, as well as the capacity utilization rates for those products.  Timing differences in pricing between rising raw material costs, which may change daily, and contract product prices, which in many cases are negotiated only monthly or less often, sometimes with an additional lag in effective dates for increases, have reduced and may continue to reduce profitability.  Even in periods during which raw material prices decline, Equistar may suffer decreasing profits if raw material price reductions occur at a slower rate than decreases in the selling prices of its products.

Further, volatility in costs and pricing can result in commercial disputes with customers and suppliers with respect to interpretations of complex contractual arrangements. Significant adverse resolution of any such disputes also could reduce profitability.

If the Lyondell businesses (including Equistar’s businesses) are not successfully integrated with the historical Basell businesses, unanticipated costs may be incurred and operations may be disrupted.

The process of effectively integrating Basell and Lyondell into one company will require significant managerial and financial resources.  The costs and time required to integrate these businesses into one organization could cause the interruption of, or a loss of momentum in, the activities of any one, or several, of the operations of the constituent entities, including Lyondell.  A failure to successfully integrate Lyondell with Basell’s legacy business operations within the expected time frame could adversely affect the business, financial condition and results of operations of Lyondell and Equistar.  The acquisition also may expose Lyondell, and therefore Equistar, to certain additional risks, including:

•
difficulties arising from LyondellBasell Industries operating a significantly larger and more complex organization and adding Lyondell’s operations (including those of Equistar) to Basell’s legacy operations;

•
difficulties in the assimilation of the assets and operations of the Lyondell businesses (including those of Equistar) with the assets and operations of Basell, especially when the assets are in business segments not shared historically by both companies or involve joint venture partners;

•	the loss of, or difficulty in attracting, customers, business partners or key employees as a result of uncertainties associated with the acquisition or otherwise;

•	customers and business partners being unwilling to continue doing business with Equistar on the same or similar terms as a result of the acquisition;

•	challenges associated with the implementation of changes in management in connection with the acquisition and the integration of the combined company management team;

•	difficulties in consolidating the workforces;

Index to the Consolidated Financial Statements

•	the diversion of attention from other business concerns;

•	difficulties arising from coordinating geographically disparate organizations, systems and facilities;

•	difficulties arising from coordinating and consolidating corporate and administrative functions, including integration of internal controls and procedures;

•	unforeseen legal, regulatory, contractual, labor or other issues; and

•	the failure to realize expected profitability or growth.

Further, unexpected costs and challenges may arise whenever businesses with different operations or management are combined.

Equistar’s operations and assets are subject to extensive environmental, health and safety and other laws and regulations, which could result in material costs or liabilities.

Equistar cannot predict with certainty the extent of future liabilities and costs under environmental, health and safety and other laws and regulations and whether liabilities and costs will be material.  Equistar also may face liability for alleged personal injury or property damage due to exposure to chemicals or other hazardous substances at its current or former facilities or chemicals that it manufactures, handles or owns.  In addition, because Equistar’s products are components of a variety of other end-use products, Equistar, along with other members of the chemical industry, is inherently subject to potential claims related to those end-use products.  Although claims of the types described above have not historically had a material impact on Equistar’s operations, a substantial increase in the success of these types of claims could result in the expenditure of a significant amount of cash by Equistar to pay claims, and could reduce its operating results.

Equistar (together with the industries in which it operates) is subject to extensive national, state and local environmental laws and regulations concerning, and is required to have permits and licenses regulating, emissions to the air, discharges onto land or waters and the generation, handling, storage, transportation, treatment and disposal of waste materials.  Many of these laws and regulations provide for substantial fines and potential criminal sanctions for violations.  Some of these laws and regulations are subject to varying and conflicting interpretations.  In addition, some of these laws and regulations require Equistar to meet specific financial responsibility requirements.  Equistar cannot accurately predict future developments, such as increasingly strict environmental laws, and inspection and enforcement policies, as well as higher compliance costs, which might affect the handling, manufacture, use, emission or disposal of products, other materials or hazardous and non-hazardous waste.  Some risk of environmental costs and liabilities is inherent in Equistar’s operations and products, as it is with other companies engaged in similar businesses, and there is no assurance that material costs and liabilities will not be incurred.  In general, however, with respect to the costs and risks described above, Equistar does not expect that it will be affected differently than the rest of the industry where its facilities are located.

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

Equistar has on-site solid-waste management units at several facilities.  It is anticipated that corrective measures will be necessary to comply with federal and state requirements with respect to these facilities.  Equistar also has liabilities under the Resource Conservation and Recovery Act and various state government regulations related to several current and former plant sites.  Equistar also is responsible for a portion of the remediation of certain off-site waste disposal facilities.  Equistar’s policy is to accrue remediation expenses when it is probable that such efforts will be required and the related expenses can be reasonably estimated.  Estimated costs for future environmental compliance and remediation are necessarily imprecise due to such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of presently unknown remediation sites and the allocation of costs among the potentially responsible parties under applicable statutes.  For further discussion regarding Equistar’s environmental matters and related accruals, and environmentally-related capital expenditures, see also “Item 1.  Business—Environmental Capital Expenditures,” “Item 3.  Legal Proceedings—Environmental Matters,” “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters” and Note 17 to the Consolidated Financial Statements.  If actual expenditures exceed the amounts accrued, that could have an adverse effect on Equistar’s results of operations and financial position.

Index to the Consolidated Financial Statements

In addition to the matters described above, Equistar is subject to other material regulatory requirements that could result in higher operating costs, such as regulatory requirements relating to the security of its facilities, and the transportation, exportation or registration of its products.  Although Equistar has compliance programs and other processes intended to ensure compliance with all such regulations, Equistar is subject to the risk that its compliance with such regulations could be challenged.  Non-compliance with certain of these regulations could result in the incurrence of additional costs, penalties or assessments that could be significant.

Legislative and other actions have substantially eliminated all U.S. demand for MTBE.  Therefore, Equistar has been selling its MTBE for use outside of the U.S. and may produce alternative gasoline blending components that may be less profitable than MTBE.

Substantially all refiners and blenders have discontinued the use of MTBE in the U.S., partly as a result of U.S. federal governmental initiatives to increase use of bio-ethanol in gasoline as well as some state legislation to reduce or ban the use of MTBE.  Accordingly, Equistar’s MTBE is sold for use outside of the U.S.  However, there are higher distribution costs and import duties associated with exporting MTBE outside of the U.S., and the increased supply of MTBE may reduce profitability of MTBE in these export markets.  Should it become necessary or desirable to significantly reduce MTBE production, Equistar may make capital expenditures to add the flexibility to produce alternative gasoline blending components, such as iso-octane, iso-octene (also known as “di-isobutylene”) or ethyl tertiary butyl ether (“ETBE”), at its MTBE plant.  Conversion and product decisions will continue to be influenced by regulatory and market developments.  The profit contribution related to iso-octane or iso-octene may be lower than that historically realized on MTBE.

Interruptions of operations at Equistar’s facilities may result in liabilities or lower operating results.

Equistar owns and operates large-scale facilities, and Equistar’s operating results are dependent on the continued operation of its various production facilities and the ability to complete construction and maintenance projects on schedule. Material operating interruptions at Equistar’s facilities, including, but not limited to, interruptions caused by the events described below, may materially reduce the productivity and profitability of a particular manufacturing facility, or Equistar as a whole, during and after the period of such operational difficulties.

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

Index to the Consolidated Financial Statements

•	remediation complications;

•	chemical spills;

•	discharges or releases of toxic or hazardous substances or gases;

•	storage tank leaks;

•	other environmental risks; and

•	terrorist acts.

Some of these hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment and environmental damage, and may result in suspension of operations, the shut down of affected facilities and the imposition of civil or criminal penalties.  Furthermore, Equistar also will continue to be subject to present and future claims with respect to workplace exposure, exposure of contractors on its premises as well as other persons located nearby, workers’ compensation and other matters.

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

Conflicts of interest between LyondellBasell Industries, Lyondell, Equistar and/or Millennium could be resolved in a manner that may be perceived to be adverse to Equistar.

Lyondell owns approximately 79% of Equistar, and Millennium owns the remaining approximately 21% of Equistar.  Millennium and Equistar are indirect wholly owned subsidiaries of Lyondell and, as a result of LyondellBasell Industries’ December 20, 2007 acquisition of Lyondell, Lyondell, Equistar and Millennium are indirect wholly owned subsidiaries of LyondellBasell Industries.  All executive officers of Lyondell, Millennium and Equistar and all members of Lyondell’s Board of Directors, Equistar’s Partnership Governance Committee and Millennium’s Board of Directors also serve as officers of LyondellBasell Industries.  Conflicts of interest may arise between LyondellBasell Industries, Lyondell, Equistar and/or Millennium when decisions arise that could have different implications for LyondellBasell Industries, Lyondell, Equistar and/or Millennium, and conflicts of interest could be resolved in a manner that may be perceived to be adverse to Equistar.

Index to the Consolidated Financial Statements

Equistar depends to a significant degree on its owners for the administration of its business and has product supply arrangements with its owners.  If those parties do not fulfill their obligations under the arrangements, Equistar’s revenues, margins and cash flow could be adversely affected.

Equistar has various agreements and transactions with Lyondell and Millennium.  For example, Equistar is party to shared services, loaned employee and operating arrangements with Lyondell and Millennium pursuant to which Lyondell, Equistar and Millennium provide many administrative and operating services to each other.  Lyondell provides to Equistar services that are essential to the administration and management of Equistar’s business, including information technology, human resources, sales and marketing, raw material supply, supply chain, health, safety and environmental, engineering, research and development, facility services, legal, accounting, treasury, internal audit and tax.  Accordingly, Equistar depends to a significant degree on Lyondell for the administration of Equistar’s business.  If Lyondell did not fulfill its obligations under the shared services arrangement, it would disrupt Equistar’s business and could have a material adverse effect on Equistar’s business and results of operations.  In addition, Equistar has product supply agreements with Lyondell and Millennium, pursuant to which Equistar sells a substantial amount of its products.  Equistar expects to continue to derive a significant portion of its business from transactions with these parties.  If they are unable or otherwise cease to purchase Equistar’s products, Equistar’s revenues, margins and cash flow could be adversely affected.

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

Risks Relating to Debt and Other Financial Obligations

Equistar’s available cash, access to additional capital and business and future prospects could be limited by its significant amount of debt and other financial obligations and the current weak condition of the capital markets.

At December 31, 2007, Equistar had $236 million of consolidated debt, including $80 million owed to related parties and the current portion of long-term debt.  On December 20, 2007, Equistar recognized in its financial statements $17,692 million of acquisition-related debt or “push-down debt” under which Equistar is not the primary obligor but which it had guaranteed.  In addition to the push-down debt,   Equistar had also guaranteed $1.2 billion and €1.8 billion of debt of related parties.   Substantially all of the indebtedness owed or guaranteed by Equistar is secured by assets of Equistar pledged as collateral.  Equistar is also committed to lend substantial amounts to Lyondell, including through a $2.0 billion intercompany revolving loan agreement, which had $44 million outstanding at December 31, 2007, and through its accounts receivable sales facility with Lyondell under which it is required to sell substantially all of its domestic accounts receivable to a subsidiary of Lyondell in exchange for, at the option of Lyondell, a combination of cash and promissory notes from the subsidiary.  A portion of the Equistar accounts receivable sold under the facility with Lyondell may then be sold under Lyondell’s $1,150 Accounts Receivable Securitization Facility.

In addition, Equistar has contractual commitments and ongoing pension and post-retirement benefit obligations that will require cash contributions in 2008 and beyond as described in “—Contractual and Other Obligations” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Equistar’s level of debt and other obligations could have significant adverse consequences on its business and its future prospects, including that it could:

Index to the Consolidated Financial Statements

•
make Equistar more vulnerable to a downturn in its businesses, its industry or the economy in general as a significant percentage of its cash flow from operations is required to make payments on its indebtedness, making it more difficult to react to changes in its business and in market or industry conditions;

•
require Equistar to dedicate a substantial portion of its future cash flow from operations to the payment of principal and interest on indebtedness and to satisfy other financial obligations, thereby reducing the availability of its cash flow to grow its business and to fund working capital, capital expenditures, research and development efforts and other general corporate purposes;

•
constrain its ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, debt service requirements or other purposes, on satisfactory terms or at all, especially given the current weak environment in the capital markets;

•	make it more difficult for it to satisfy its financial obligations;

•	place it at a competitive disadvantage as compared to competitors that have less debt and other financial obligations and lower debt service requirements; and

•	make it more vulnerable to increases in interest rates since part of its indebtedness is, and any future debt may be, subject to variable interest rates.

For a discussion regarding Equistar’s ability to pay or refinance its debt and satisfy its other financial obligations, see the “—Liquidity and Capital Resources” section under “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The substantial level of indebtedness and other financial obligations of Equistar, as well of LyondellBasell Industries generally, also increases the possibility that Equistar, or another borrower whose obligations are guaranteed by Equistar, may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of its indebtedness and other financial obligations.  If Equistar, or another borrower for which Equistar is a guarantor, were unable to pay principal and interest on debt, a default would exist under the terms of that debt instrument, which could have significant adverse consequences for Equistar.  See “Failure to comply with debt covenants or to pay principal and interest when due could result in an acceleration of debt.”

Equistar requires a significant amount of cash to service its indebtedness and other financial obligations, its ability to generate cash depends on many factors beyond its control, and it is required to distribute surplus cash.

The ability of Equistar to make payments on and refinance its indebtedness and satisfy its other financial obligations depends on its ability to generate cash from its businesses.  The businesses of Equistar may not generate sufficient cash flow from operations to meet debt service and other financial obligations, future borrowings may not be available under current or future credit or liquidity facilities in an amount sufficient to enable Equistar to pay its indebtedness at or before maturity and it may not be able to refinance its indebtedness on reasonable terms, if at all.  Factors beyond Equistar’s control affect its economic performance and accordingly its ability to make these payments and refinancings.  These factors are discussed elsewhere in these “Risk Factors” and the “Forward-Looking Statements” section.

Further, the ability of Equistar to fund capital expenditures and working capital may depend on the availability of funds under lines of credit and other liquidity facilities.  If, in the future, sufficient cash is not generated from operations to meet debt service and other financial obligations and funds are not available under lines of credit or other liquidity facilities, Equistar may need to reduce or delay non-essential expenditures, such as capital expenditures and research and development efforts.  In addition, it may need to refinance debt, obtain additional financing or sell assets, which it may not be able to do on reasonable terms, if at all.

Index to the Consolidated Financial Statements

In addition, Equistar is required under its partnership agreement to distribute to its owners (Lyondell and Millennium), as soon as practicable following the end of each month, all of its surplus cash in excess of its estimated cash needs for its next 12 months.  Distributions other than of surplus cash may be made upon approval of Equistar’s Partnership Governance Committee.  The debt agreements to which Equistar is subject do not restrict its ability to pay dividends.  Cash used to make distributions would not be available to pay principal of or interest on Equistar’s debt, to make capital expenditures or for other uses in its business.

Equistar’s variable rate obligations subject it to interest rate risk and, in addition, interest rates under the Interim Loan are subject to increase for other reasons, which could cause its debt service obligations to increase significantly.

As of December 31, 2007, Equistar was an obligor with respect to variable rate borrowings under the Senior Secured Credit Facilities and the Interim Loan of approximately $19,444 million.  Although Equistar and its co-obligors may have interest rate hedge arrangements in effect from time to time, its interest expense could increase if interest rates increase, because its variable rate obligations may not be fully hedged and they bear interest at floating rates, generally equal to adjusted EURIBOR and LIBOR plus an applicable margin or, in the case of the Senior Secured Credit Facilities, may instead bear interest at the alternate base rate plus an applicable margin.  Additionally, the Asset-Based Facilities, consisting of an Accounts Receivable Securitization Facility and an Inventory-Based Credit Facility, bear interest at floating rates.  In addition, the applicable margin under the Interim Loan (and under any Extended Loan into which it may be converted) will increase by an additional 0.50% on June 18, 2008 and at the end of each three-month period thereafter.  The applicable margin under the Interim Loan (and any such Extended Loan) also is subject to change based on the ratings assigned to indebtedness of LyondellBasell Industries.

Despite current indebtedness levels, Equistar may still be able to incur or guarantee substantially more debt.  This could increase the risks associated with its substantial level of financial obligations.

Equistar may be able to incur or guarantee substantial additional indebtedness in the future.  Although its debt instruments contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial.  Among other things, Equistar may guarantee or incur additional obligations to the extent there is available capacity under the revolving credit facility portion of the Senior Secured Credit Facilities or under the Asset-Based Facilities, respectively.  See “—Liquidity and Capital Resources” section under “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If Equistar incurs or guarantees additional financial obligations above the existing levels, the risks associated with its substantial level of financial obligations would increase.

The terms of the Senior Secured Credit Facilities, the Interim Loan, the Basell Notes due 2015, and the Asset Based Facilities may restrict Equistar’s current and future operations, particularly its ability to respond to changes or to take certain actions.

The Senior Secured Credit Facilities, Interim Loan, Basell Notes due 2015 and Asset-Based Facilities contain a number of restrictive covenants that impose significant operating and financial restrictions on Equistar, as well as on LyondellBasell Industries, and may limit Equistar’s ability to engage in acts that may be in its long-term best interests.  These include covenants restricting, among other things, Equistar’s ability to: incur, assume or permit to exist indebtedness or guarantees; incur, assume or permit to exist liens; make loans and investments; engage in mergers, acquisitions, and other business combinations; prepay, redeem or purchase certain indebtedness; amend or otherwise alter terms of certain indebtedness, and other material agreements; make dispositions of assets; engage in transactions with affiliates; enter into or permit to exist contractual obligations limiting its ability to make distributions or to incur or permit to exist liens; and alter the conduct of business.  In addition, the Senior Secured Credit Facilities and Asset-Backed Facilities contain covenants that limit the level of capital expenditures per year.  The Senior Secured Credit Facilities also require the maintenance by LyondellBasell Industries of specified financial ratios: (1) a maximum First Lien Senior Secured Leverage Ratio (as defined) of 3.75:1.0 on a consolidated basis; and (2) a minimum Consolidated Debt Service Ratio (as defined) of 1.1:1.0 on a consolidated basis.  The Asset-Based Facilities require that total excess availability under the Asset-Based Facilities may not be less than $100 million for two or more consecutive business days.  The Asset-Based Facilities also provide that if for any period of four consecutive fiscal quarters the Fixed Charge Coverage Ratio (as defined) of LyondellBasell Industries, on a consolidated basis, is less than 1.10:1.0, then during the next quarter, total excess availability may not be less than $200 million for five consecutive business days or more, unless, on each such day, total excess availability is at least $150 million and total collateral availability is at least $275 million.  The ability to meet those financial ratios and other requirements can be affected by events beyond the control of Equistar and, over time, these covenants may not be satisfied.

Index to the Consolidated Financial Statements

Failure to comply with covenants or to pay principal and interest when due could result in an acceleration of debt.

A breach by Equistar or any other obligor of the covenants or the failure to pay principal and interest when due under any of the Senior Secured Credit Facilities, Interim Loan, Asset Based Facilities or other indebtedness of Equistar or its affiliates could result in a default or cross-default under all or some of those instruments.  If any such default or cross-default occurs, the applicable lenders may elect to declare all outstanding borrowings, together with accrued interest and other amounts payable thereunder, to be immediately due and payable.  In such circumstances, the lenders under the Senior Secured Credit Facilities and the Inventory-Based Credit Facility also have the right to terminate any commitments they have to provide further borrowings, and the counterparties under the Accounts Receivable Securitization Facility may terminate further purchases of interests in accounts receivable and receive all collections from previously sold interests until they have collected on their interests in those receivables, thus reducing the entity’s liquidity.  In addition, following such an event of default, the lenders under the Senior Secured Facilities and the Interim Loan and the counterparties under the Asset-Based Inventory Facility have the right to proceed against the collateral granted to them to secure the obligations, which in some cases includes Equistar’s available cash.  If the obligations under the Senior Secured Credit Facilities, the Interim Loan, the Asset Based Facilities or any other material financing arrangement were to be accelerated, it is not likely that the obligors would have, or be able to obtain, sufficient funds to make these accelerated payments, and as a result Equistar could be forced into bankruptcy or liquidation.

Index to the Consolidated Financial Statements

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

•	legal and environmental proceedings,
•	current and potential governmental regulatory actions in the U.S. and in other countries,
•	terrorist acts and international political unrest,
•	competitive products and pricing pressures,
•	Equistar’s ability to service its indebtedness,
•	available cash and access to capital markets,
•	technological developments, and
•	Equistar’s ability to implement its business strategies, including integration within LyondellBasell Industries.

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

Index to the Consolidated Financial Statements

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

As a result of Lyondell’s acquisition by LyondellBasell Industries AF S.C.A., Equistar’s assets and liabilities were revalued to reflect the values assigned in accounting for the purchase of Lyondell.  To recognize the application of a different basis of accounting following the acquisition, the consolidated financial statements present separately the periods prior to the acquisition (“Predecessor”) and the 11-day period after the acquisition (“Successor”).  For purposes of presenting Management’s Discussion and Analysis of Financial Condition and the Results of Operations, management believes that combining the 2007 Successor and Predecessor periods results in a more meaningful comparison of 2007 and 2006 results of operations and cash flows.  Where appropriate, such as the impact of the step up to fair value on depreciation and amortization expense and the impact of acquisition-related debt on interest expense, the purchase accounting effects are addressed.  A discussion of the 11-day Successor period results and cash flows is also presented.

Index to the Consolidated Financial Statements

Item 2.  Properties

Principal Manufacturing Facilities

The principal manufacturing facilities used by Equistar are set forth below.  The facilities are wholly owned, except as otherwise noted below.

Location	Segment	Principal Products
Bayport (Pasadena), Texas †*	Chemicals	EO, EG and other EO Derivatives

Bayport (Pasadena), Texas (a)†	Polymers	LDPE

Beaumont, Texas (b)†	Chemicals	EG

Channelview, Texas (c)†*	Chemicals	Ethylene, Propylene, Butadiene, Benzene, Toluene, Alkylate and MTBE

Chocolate Bayou, Texas (d)(e)†	Chemicals	Ethylene, Propylene, Butadiene, Benzene, Toluene and MTBE

Chocolate Bayou, Texas (d) †*	Polymers	HDPE

Clinton, Iowa †*	Chemicals	Ethylene and Propylene
	Polymers	LDPE and HDPE

Corpus Christi, Texas †*	Chemicals	Ethylene, Propylene, Butadiene and Benzene

Fairport Harbor, Ohio *	Polymers	Performance Polymers

La Porte, Texas †*	Chemicals	Ethylene and Propylene
	Polymers	LDPE and LLDPE

Lake Charles, Louisiana (f)	Chemicals	Ethylene and Propylene

Matagorda, Texas †*	Polymers	HDPE

Morris, Illinois †*	Chemicals	Ethylene and Propylene
	Polymers	LDPE, LLDPE and Polypropylene

Newark, New Jersey	Chemicals	Denatured Alcohol

Tuscola, Illinois †	Chemicals	Ethanol

Victoria, Texas (e)†*	Polymers	HDPE

†	Facilities which received the OSHA Star Certification, which is the highest safety designation issued by the U.S. Department of Labor.
*	The facility, or portions of the facility, as applicable, owned by Equistar are mortgaged as collateral for Lyondell’s credit facility.
(a)	The facility is located on leased land. The facility is operated by an unrelated party.
(b)	The Beaumont facility is owned by PD Glycol, a partnership owned 50% by an unrelated party.
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

Index to the Consolidated Financial Statements

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

Index to the Consolidated Financial Statements

In December 2006, the State of Texas filed a lawsuit in the District Court, Travis County, Texas, against Equistar and its owners, Lyondell and Millennium, alleging past violations of various environmental regulatory requirements at Equistar’s Channelview, Chocolate Bayou and La Porte, Texas facilities and seeking an unspecified amount of damages.  The previously disclosed Texas Commission on Environmental Quality (“TCEQ”) notification seeking a civil penalty of $167,000 and alleging noncompliance of emissions monitoring requirements at Equistar’s Channelview facility has been included as part of this lawsuit.  Equistar does not believe that the ultimate resolution of this matter will have a material adverse effect on the business, financial position, liquidity or results of operations of Equistar.

In May 2007, the TCEQ notified Equistar that it is seeking a civil penalty of $160,843 in connection with alleged noncompliance during 2002, 2005 and 2006 with various air pollution regulations at the Channelview facility and that it is seeking a civil penalty of $153,330 in connection with alleged noncompliance during 2005 and 2006 with various air pollution regulations at the Channelview facility.  These matters were later combined with a similar small matter at Channelview and resolved in December 2007 for a penalty of $182,316.

In October 2007, the TCEQ notified Equistar that it is seeking a penalty of $129,400 in connection with alleged exceedances of permitted emissions at Equistar’s Chocolate Bayou plant.  In December 2007, the penalty was reduced to $126,400 in resolution of this matter.

Indemnification

In connection with the formation of Equistar, Lyondell, Millennium and Occidental each agreed to provide certain indemnifications or guarantees thereof to Equistar with respect to the businesses they each contributed to Equistar.  Lyondell, Millennium and Occidental remain liable under these indemnification or guarantee arrangements for claims already tendered.  Similarly, Equistar agreed to indemnify its owners (current and former) for certain claims arising from contributed assets or businesses.

Item 4.  Submission of Matters to a Vote of Security Holders

        Omitted pursuant to General Instruction I of Form 10-K.

Index to the Consolidated Financial Statements

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Equistar does not have a class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934. There is no established public trading market for the partnership interests of Equistar.  Lyondell owns approximately 79% of Equistar and Millennium owns the remaining approximately 21% of Equistar.  As a result of Lyondell’s November 30, 2004 acquisition of Millennium and LyondellBasell Industries’ December 20, 2007 acquisition of Lyondell, Equistar is an indirect wholly owned subsidiary of LyondellBasell Industries.  In connection with LyondellBasell Industries’ acquisition of Lyondell, subsidiaries of Lyondell owning the portion of Equistar not held through subsidiaries of Millennium made non-pro rata capital contributions to Equistar and, as a result, Millennium’s indirect percentage ownership interest in Equistar was reduced from approximately 29.5% to approximately 21%.

Under its partnership agreement, Equistar is required to distribute to its owners (Lyondell and Millennium), as soon as practicable following the end of each month, all of its surplus cash in excess of its estimated cash needs for its next 12 months.  Under the partnership agreement, distributions other than of surplus cash may only be made upon approval of Equistar’s Partnership Governance Committee.  Equistar made the following distributions to its owners in 2006 and 2007:

Period	Distribution Amount
2006:
First Quarter	$ 200 million
Second Quarter	$ 100 million
Third Quarter	$ 75 million
Fourth Quarter	$ 200 million

2007:
First Quarter	$ 100 million
Second Quarter	—
Third Quarter	—
Fourth Quarter	—

Index to the Consolidated Financial Statements

Item 6.  Selected Financial Data

The following selected financial data should be read in conjunction with the Consolidated Financial Statements and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Successor	Predecessor
	For the period from December 21 through December 31,	For the period from January 1 through December 20,	For the Year Ended December 31,
Millions of dollars	2007 (a)	2007 (a)	2006	2005	2004	2003
Results of Operations Data:
Sales and other operating revenues	$457	$13,037	$12,765	$11,686	$9,316	$6,545
Income (loss) before interest on push-down debt (b)	(65)	(216)	614	748	276	(339)
Net income (loss) (b)	(122)	(216)	614	748	276	(339)
Balance Sheet Data:
Total assets	10,072		5,359	5,320	5,074	5,028
Long-term debt:
Push-down debt (c)	16,829		- -	- -	- -	- -
Debt of Equistar	129		2,160	2,161	2,312	2,314
Cash Flow Data:
Cash provided (used) by -
Operating activities	(59)	661	807	1,047	215	164
Investing activities	(12)	(264)	(166)	(150)	(60)	(37)
Financing activities	(15)	(384)	(723)	(721)	(315)	45
__________

(a)
As a result of the acquisition of Lyondell by LyondellBasell Industries on December 20, 2007, Equistar’s assets and liabilities were revalued to reflect the values assigned in LyondellBasell Industries’ accounting for the purchase of Lyondell, resulting in a new basis of accounting.  To indicate the application of a different basis of accounting for the period subsequent to the acquisition, the 2007 financial statements present separately the period prior to the acquisition (“Predecessor”) and the 11-day period after the acquisition (“Successor”).  In addition, acquisition-related debt totaling $16,829 million for which Equistar is not the primary obligor, but which it has guaranteed and which was used by LyondellBasell Industries in the acquisition of Lyondell (“push-down debt”), is included in Equistar’s long-term debt.

(b)
The 2007 Successor period includes $57 million of interest expense on push-down debt for which Equistar is not the primary obligor and a charge of $22 million for in-process research and development.  Net income for 2006 includes a $135 million charge for impairment of the net book value of the idled Lake Charles, Louisiana ethylene facility.

(c)	Push-down debt presented above excludes current portion of $146 million and other push-down debt of $717 million also classified as current, for total push-down debt of $17,692 million.

Index to the Consolidated Financial Statements

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with information contained in the Consolidated Financial Statements of Equistar Chemicals, LP, together with its consolidated subsidiaries (collectively, “Equistar”), and the notes thereto.

Equistar’s consolidated operating results are determined using the last-in, first-out (“LIFO”) method of accounting for inventory (see Note 2 to the Consolidated Financial Statements) and are discussed in the following “Overview” and “Results of Operations” sections.  This discussion is supplemented by a discussion of Equistar’s segment operating results under the “Segment Analysis” heading of “Results of Operations.”  For purposes of evaluating segment results, management reviews operating results determined using the first-in, first-out (“FIFO”) method of accounting for inventory.

In addition to comparisons of annual operating results, Equistar has included, as additional disclosure, certain “trailing quarter” comparisons of fourth quarter 2007 operating results to third quarter 2007 operating results.  Equistar’s businesses are highly cyclical, in addition to experiencing some less significant seasonal effects.  Trailing quarter comparisons may offer important insight into the current business direction of Equistar.

References to industry benchmark prices or costs, including the weighted average cost of ethylene production, are generally to industry prices and costs reported by Chemical Marketing Associates, Incorporated (“CMAI”), except that crude oil and natural gas benchmark price references are to industry prices reported by Platts, a reporting service of The McGraw-Hill Companies.

ACQUISITION

On December 20, 2007, Basell AF S.C.A. (“Basell”) indirectly acquired the outstanding common shares of Lyondell Chemical Company (together with its consolidated subsidiaries, “Lyondell”) and, as a result, Lyondell became an indirect wholly owned subsidiary of Basell and Basell was renamed LyondellBasell Industries AF S.C.A. ( together with its consolidated subsidiaries, “LyondellBasell Industries” and without Lyondell, the “Basell Group”).  Equistar became an indirect wholly owned subsidiary of Lyondell as a result of Lyondell’s acquisition of Millennium Chemicals Inc. (“Millennium”) on November 30, 2004.  See “Financial Condition” below for a discussion of the effects of the Basell acquisition financing on Equistar.

From December 20, 2007, Equistar’s consolidated financial statements reflect a revaluation of Equistar’s assets and liabilities to the values assigned in LyondellBasell Industries’ accounting for the purchase of Lyondell.  In addition, Equistar has recognized in its financial statements $17,692 million of debt for which it is not the primary obligor, but which it has guaranteed, and which was used by LyondellBasell Industries in the acquisition of Lyondell, and related debt issuance costs totaling $340 million (collectively, “push-down debt”).

While the accompanying consolidated financial statements present separately the period prior to the acquisition (“Predecessor”) and the 11-day period after the acquisition (“Successor”) to recognize the application of a different basis of accounting, management believes that combining the 2007 Successor and Predecessor periods results in a more meaningful comparison of 2007 and 2006 results of operations and cash flows.  Where appropriate, such as the impact of the step up to fair value on depreciation and amortization expense and the impact of acquisition-related debt on interest expense, the purchase accounting effects are addressed.  A discussion of the 11-day Successor period results and cash flows is also presented.

Index to the Consolidated Financial Statements

The combined Predecessor and Successor period results for 2007, which are discussed in these “Results of Operations,” are presented in the following table:

	Successor	Predecessor
	For the period	For the
	from	period from
	December 21	January 1
	through	through	Combined	Predecessor
	December 31,	December 20,	For the year ended December 31,
Millions of dollars	2007	2007	2007	2006	2005
Sales and other operating revenues	$457	$13,037	$13,494	$12,765	$11,686
Cost of sales	495	12,656	13,151	11,562	10,487
Asset impairment	- -	- -	- -	135	- -
Selling, general and administrative expenses	6	263	269	210	198
Research and development expenses	- -	37	37	34	33
Purchased in-process research and development	22	- -	22	- -	- -
Operating income (loss)	(66)	81	15	824	968
Interest expense	(1)	(196)	(197)	(217)	(227)
Interest income	2	6	8	7	9
Other expense, net	- -	(107)	(107)	- -	(2)
Income (loss) before interest on push-down debt	(65)	(216)	(281)	614	748
Interest expense on push-down debt	(57)		(57)
Net income (loss)	$(122)	$(216)	$(338)	$614	$748

OVERVIEW

General—Equistar manufactures and markets ethylene and its co-products, primarily propylene, butadiene and aromatics, which include benzene and toluene.  Equistar also manufactures and markets ethylene derivatives, primarily polyethylene (including high density polyethylene (“HDPE”), low density polyethylene (“LDPE”) and linear low density polyethylene (“LLDPE”), ethylene glycol, ethylene oxide (“EO”) and other EO derivatives, and ethanol; and gasoline blending components, such as methyl tertiary butyl ether (“MTBE”) and alkylate, as well as polypropylene.  As a result of the acquisition of Lyondell by LyondellBasell Industries, Equistar reassessed segment reporting based on the current management structure, including the impact of the integration of Equistar’s businesses into the LyondellBasell Industries portfolio of businesses.  Based on this analysis, Equistar concluded that management is focused on the chemicals segment and the polymers segment.  See “Segment Analysis” below for a description of the segments.

2007 Versus 2006—During 2007 compared to 2006, U.S. ethylene markets experienced lower profitability despite operating rates in the mid-90% range and stronger polyethylene demand in export markets.  Ethylene and polyethylene sales prices decreased more than raw material costs late in 2006, and did not increase as rapidly as raw material costs during 2007.  As discussed below, prices of both crude oil-based liquid raw materials and natural gas liquids-based raw materials averaged higher in 2007, reaching record levels late in 2007.  In 2007 compared to 2006, U.S. market demand for ethylene increased an estimated 2.5% and U.S. domestic and export demand for polyethylene increased an estimated 3.2%.

Index to the Consolidated Financial Statements

Equistar experienced lower profitability as higher average co-product sales prices were more than offset by the combined effect of higher average raw material and other costs, including higher incentive compensation expense, and lower average ethylene and polyethylene sales prices during 2007.  Results for 2006 included a charge of $135 million related to impairment of the net book value of the idled Lake Charles, Louisiana ethylene facility.

2006 Versus 2005—During 2006 and 2005, the markets for Equistar’s ethylene products generally continued to experience favorable supply and demand conditions.  Raw material costs averaged higher in 2006 compared to the already high levels experienced in 2005, resulting primarily from the effect of higher average crude oil prices.  Despite increased volatility during 2006 and a decrease late in the year, crude oil prices averaged higher in 2006 compared to 2005.  U.S. market demand increased an estimated 4.2% for ethylene and an estimated 6.1% for polyethylene in 2006 compared to 2005.

Equistar’s operating results for 2006 reflected the benefits of higher sales prices, including significantly higher co-product and polyethylene sales prices, which were substantially offset by higher costs, primarily higher raw material costs, compared to 2005.  Results for 2006 included the impairment charge of $135 million.

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

Equistar has the ability to shift its ratio of raw materials used in the production of ethylene and its co-products to take advantage of the relative costs of heavy liquids and NGLs.  Although the prices of these raw materials are generally related to crude oil and natural gas prices, during specific periods the relationships among these materials and benchmarks may vary significantly.

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

	Average Benchmark Price for the Year and Percent Change Versus Prior Year Average
	2007	Percent Increase	2006	Percent Increase (Decrease)	2005

Crude oil – dollars per barrel	72.23	9%	66.03	17%	56.44
Natural gas – dollars per million BTUs	6.81	4%	6.53	(14)%	7.58
NWE Naphtha – dollars per barrel	75.91	21%	62.72	19%	52.79
Weighted average cost of ethylene production – cents per pound	37.98	22%	31.05	5%	29.58
Ethylene – cents per pound	48.75	1%	48.08	9%	44.21
Propylene – cents per pound	50.41	10%	45.83	12%	40.75
Benzene – cents per gallon	361.67	11%	326.33	13%	289.88
HDPE – cents per pound	73.25	3%	71.42	6%	67.29

Index to the Consolidated Financial Statements

For crude oil, the table above reflects the average quoted price for West Texas Intermediate (“WTI”) crude oil.  During the first half of 2007, the WTI crude oil price was lower relative to other benchmark crude oil prices, such as Brent crude oil, and, therefore, was not indicative of the rate of increase in crude oil-based raw material costs.  As a result, the benchmark price of Northwest Europe (“NWE”) naphthas, which is representative of trends in certain market prices, is included in the table above.  Prices for WTI crude oil realigned with other benchmark crude oil prices during the latter half of 2007.  WTI crude oil prices increased from $58 per barrel in early January 2007, to $96.01 per barrel at the end of December 2007.

Similarly, while natural gas prices were relatively stable, ethane prices rose significantly during 2007, reaching record levels.  These increases were indicative of the pressure on the cost of Lyondell’s raw materials, both crude oil-based and NGL-based.

Although benchmark crude oil prices decreased late in 2006, benchmark crude oil prices averaged higher in 2006 compared to 2005. Natural gas prices, which affect energy costs in addition to NGL-based raw materials, averaged lower in 2006 compared to 2005.  Despite the 2006 decrease in natural gas prices, NGL-based raw material prices averaged higher in 2006 than in 2005.  As a result, raw material costs averaged higher in 2006 compared to 2005.

Successor Period—The $122 million net loss in the Successor period was primarily due to $57 million of interest on push-down debt and a $22 million charge for acquisition-related in-process research and development (“IPR&D”), sales of inventory carried at fair value as a result of the acquisition.  The IPR&D charge was not tax deductible.

RESULTS OF OPERATIONS

The operating results of Equistar, as a whole, are analyzed below, followed by a review of the chemicals and polymers segment results.

Revenues—Equistar’s revenues of $13,494 million in 2007 were 6% higher compared to revenues of $12,765 million in 2006.  The higher revenues in 2007 reflected the effects of higher average sales prices for gasoline blending components and for co-products, principally benzene compared to 2006.  Sales volumes in 2007 were comparable to 2006.  Revenues of $12,765 million in 2006 increased 9% compared to revenues of $11,686 million in 2005.  The higher revenues in 2006 reflected the effects of higher average sales prices compared to 2005.  Sales volumes in 2006 were comparable to 2005.

Cost of Sales—Equistar’s cost of sales of $13,151 million in 2007 was 14% higher compared to $11,562 million in 2006.  The increase reflected the effects of higher costs, primarily raw material costs, resulting from the effects of higher average crude oil and NGL-based raw material prices.  Cost of sales of $11,562 million in 2006 increased 10% compared to $10,487 million in 2005.  The increase reflected the effects of higher raw material costs, primarily resulting from the effects of higher average crude oil prices.  The average benchmark cost of crude oil increased 17% in 2006 compared to 2005.

Asset Impairment—A $135 million charge in 2006 reflected impairment of the net book value of Equistar’s idled ethylene facility in Lake Charles, Louisiana.  See Note 4 to the Consolidated Financial Statements.

SG&A Expenses—Selling, general and administrative (“SG&A”) expenses were $269 million in 2007, $210 million in 2006 and $198 million in 2005.  The higher costs in 2007 compared to 2006 and in 2006 compared to 2005 reflected higher compensation expense, including, particularly in 2007, higher provisions for incentive compensation.  The increase in 2007 reflected the increase in Lyondell’s common stock price during 2007.

Purchased In-Process Research and Development—As part of the acquisition of Lyondell by LyondellBasell Industries, LyondellBasell Industries allocated $22 million of the purchase price to Equistar’s IPR&D.  Accordingly, Equistar’s 2007 results of operations for the 2007 Successor period included a charge of $22 million for the value of the IPR&D.

Index to the Consolidated Financial Statements

Operating Income—Equistar had operating income of $15 million in 2007 compared to $824 million in 2006.  The decrease was primarily due to lower product margins as a result of higher raw material and other costs, including higher compensation expense.

Equistar had operating income of $824 million in 2006 compared to $968 million in 2005.  The $144 million decrease was primarily due to the $135 million impairment charge.  Higher 2006 costs, primarily higher raw material costs, were substantially offset by higher average sales prices, including significantly higher co-product and polyethylene sales prices compared to 2005.

Interest Expense—Equistar’s interest expense was $254 million in 2007, $217 million in 2006 and $227 million in 2005.  Interest expense in the 2007 period includes $57 million of interest on $17,692 million of push-down debt for which Equistar is not the primary obligor and $16 million of interest on related party loans.  The remaining decreases reflect the repayment of approximately $2.1 billion of debt from February 2006.

Other Expense, net—Equistar’s other expense, net of $107 million in the 2007 Predecessor period reflected $109 million of charges related to the prepayment of $1,972 million of debt during 2007, including $71 million of charges on the refinancing of $1,373 million of debt as part of the acquisition of Lyondell by LyondellBasell Industries.

Net Income (Loss)—Equistar had a net loss of $338 million in 2007 compared to net income of $614 million in 2006.  The decrease was primarily attributable to the lower operating income compared to 2006, charges totaling $109 million related to debt prepayments in 2007 and $57 million of interest expense on push-down debt for which Equistar is not the primary obligor.

Equistar had net income of $614 million in 2006 compared to $748 million in 2005.  The $134 million decrease was primarily attributable to the $135 million impairment charge. Operationally, higher 2006 sales prices were substantially offset by higher costs, primarily higher raw material costs.

Fourth Quarter 2007 versus Third Quarter 2007—Equistar had a net loss of $379 million in the fourth quarter 2007 compared to net income of $22 million in the third quarter 2007.  Fourth quarter 2007 operating results included $57 million of interest expense on push-down debt for which Equistar is not the primary obligor.  Fourth quarter 2007 underlying operating results reflected lower product margins, as higher raw material costs were only partly offset by higher average sales prices, the negative effect of a longer than planned outage for a maintenance turnaround at a Gulf Coast ethylene plant and, to a lesser extent, the effect of lower sales volumes.  Fourth quarter 2007 sales volumes for chemicals and polymers products decreased 7% compared to the third quarter 2007 partly due to the maintenance turnaround.

Index to the Consolidated Financial Statements

Segment Analysis

The following table sets forth Equistar’s sales and other operating revenues and operating income for the chemicals and polymers segments.

For purposes of evaluating segment results, management reviews operating results, as presented below, determined using the FIFO method of accounting for inventory.  The following discussion is supplemental to the above “Overview” and “Results of Operations” sections, which discuss Equistar’s consolidated operating results determined using the LIFO method of accounting for inventory.

	For the year ended December 31,
Millions of dollars	2007	2006	2005
Sales and other operating revenues:
Chemicals segment	$12,431	$11,568	$10,701
Polymers segment	3,495	3,424	3,110
Intersegment eliminations	(2,432)	(2,227)	(2,125)
Total	$13,494	$12,765	$11,686
Operating income (loss):
Chemicals segment	$379	$689	$1,017
Polymers segment	156	137	104
Other:
LIFO adjustment	(498)	(2)	(153)
Other	(22)	- -	- -
Total	$15	$824	$968

Other includes a $22 million charge in the 2007 Successor period for the value of the purchase price allocated by LyondellBasell Industries to Equistar’s IPR&D.

Chemicals Segment

Overview—In its chemicals segment, Equistar manufactures and markets ethylene and its co-products, primarily propylene, butadiene and aromatics, which include benzene and toluene; ethylene derivatives, including ethylene glycol (“EG”), ethylene oxide (“EO”) and other EO derivatives, as well as ethanol and gasoline blending components such as MTBE and alkylate.

Equistar’s chemical segment experienced lower profitability as sales price increases for ethylene and its co-products failed to keep pace with higher average raw material and other costs, including higher incentive compensation expense.  Results for 2006 included the charge of $135 million related to impairment of the net book value of the idled Lake Charles, Louisiana ethylene facility.  Operating results for 2006 compared to 2005 primarily reflected the benefits of higher sales prices for ethylene products, including significantly higher co-product sales prices, which substantially offset higher costs, primarily higher raw material costs.

Index to the Consolidated Financial Statements

The following table sets forth chemicals segment sales and other operating revenues, operating income and selected product sales volumes.
	For the year ended December 31,
	2007	2006	2005
Millions of dollars
Sales and other operating revenues	$12,431	$11,568	$10,701
Operating income	379	689	1,017

Sales volumes, in millions
Ethylene and derivatives (pounds)	11,559	11,599	11,629
Intersegment sales to polymers included above (pounds)	5,309	5,113	5,211
Other ethylene derivatives included above (pounds)	2,256	2,022	1,952
Ethylene co-products:
Non-aromatics (pounds)	7,819	8,247	7,749
Aromatics (gallons)	354	358	412

Revenues—Equistar’s chemicals segment revenues of $12,431 million in 2007 increased 7% compared to revenues of $11,568 million in 2006 as higher 2007 average sales prices for ethylene co-products were only partly offset by lower sales volumes for ethylene co-products.  The lower 2007 ethylene co-product sales volumes reflected a shift by Equistar from heavy liquids raw materials to increased use of NGL-based raw materials in ethylene production during 2007.  The use of NGL-based raw materials results in lower volumes of ethylene co-product production per pound of ethylene production.

Revenues of $11,568 million in 2006 increased 8% compared to revenues of $10,701 million in 2005, primarily due to higher average sales prices.  As noted in the table below, benchmark ethylene co-product sales prices averaged higher in 2007 compared to 2006 and in 2006 compared to 2005, benchmark sales prices for ethylene, propylene and benzene averaged higher.

	Average Benchmark Price for the Year and Percent Change Versus Prior Year Average
	2007	Percent Increase	2006	Percent Increase	2005
Ethylene – cents per pound	48.75	1%	48.08	9%	44.21
Propylene – cents per pound	50.41	10%	45.83	12%	40.75
Benzene – cents per gallon	361.67	11%	326.33	13%	289.88

Operating Income—The chemicals segment had operating income of $379 million in 2007 compared to $689 million in 2006.  In 2007 compared to 2006, the underlying operations of the chemicals segment primarily reflected the negative effects of lower product margins for ethylene and co-products as higher raw material costs were not recovered through higher sales prices.  Operating results for 2007 included higher compensation expense as a result of the increase in Lyondell’s common stock price in 2007.  Operating results in 2006 were negatively affected by the $135 million impairment charge.

Equistar’s chemicals segment had operating income of $689 million in 2006 compared to $1,017 million in 2005.  Operating results for 2006 included the impairment charge of $135 million.  The remaining decrease in 2006 was primarily due to higher raw material costs for ethylene and derivatives, partly offset by higher average sales prices including significantly higher ethylene co-product sales prices.

Fourth Quarter 2007 versus Third Quarter 2007—The chemicals segment had operating income of $32 million in the fourth quarter 2007 compared to $68 million in the third quarter 2007.  Fourth quarter 2007 operating results primarily reflected an extended maintenance turnaround at an ethylene plant, which contributed to lower product margins for ethylene and co-products, due primarily to higher raw material costs, and the effects of 11% lower sales volumes for ethylene and derivatives and 6% lower sales volumes for co-products.

Index to the Consolidated Financial Statements

Polymers Segment

The polymers segment includes polyethylene, including high density polyethylene (“HDPE”), low density polyethylene (“LDPE”) and linear low density polyethylene (“LLDPE”), and polypropylene.

U.S. domestic and export market demand for polyethylene increased an estimated 3.2% in 2007 compared to 2006 and 6.1% in 2006 compared to 2005.  During 2007, polyethylene markets experienced strong export demand growth, while domestic demand was relatively unchanged compared to 2006.

During 2007 compared to 2006, high profitability in the polymers segment reflected lower raw material costs, which offset polyethylene sales prices that averaged slightly lower compared to 2006.  In 2006 compared to 2005, polymers segment results improved as average polyethylene sales prices increased more than the average price of ethylene.

The following table sets forth the polymers segment’s sales and other operating revenues, operating income and product sales.

	For the year ended December 31,
	2007	2006	2005
Millions of dollars
Sales and other operating revenues	$3,495	$3,424	$3,110
Operating income	156	137	104

Sales volumes, in millions
Polyethylene (pounds)	5,357	5,171	4,971
Polypropylene (pounds)	245	260	273

Revenues—Revenues of $3,495 million in 2007 were 2% higher compared to revenues of $3,424 million in 2006.  The increase in revenues in 2007 was primarily due to the effect of 7% higher sales volumes, which was substantially offset by the effect of lower average sales prices.  The continued strength in the export market during 2007 contributed to the increase in sales volumes compared to 2006.

Revenues of $3,424 million in 2006 increased 10% compared to revenues of $3,110 million in 2005, reflecting the effects of higher average sales prices.  Sales volumes in the 2006 and 2005 periods were comparable.

Operating Income—The polymers segment had operating income of $156 million in 2007 compared to $137 million in 2006.  The $19 million increase in 2007 operating results reflected higher product margins as lower raw material costs and the effects of higher sales volumes offset the combined effect of lower average sales prices for polyethylene, higher compensation expense and costs related to  unscheduled maintenance.

Operating income was $137 million in 2006 compared to $104 million in 2005.  The $33 million increase reflected higher product margins, as average sales prices increased more than raw material costs.

Fourth Quarter 2007 versus Third Quarter 2007—The polymers segment had operating income of $58 million in the fourth quarter 2007 compared to $72 million in the third quarter 2007.  Higher raw material costs in the fourth quarter 2007 were not offset by the effects of higher average sales prices, resulting in a decrease of $14 million in fourth quarter 2007 results compared to the third quarter 2007.  Although export sales volumes remained strong in the fourth quarter 2007 compared to the third quarter 2007, overall sales volumes in the fourth quarter 2007 decreased 7%.

Index to the Consolidated Financial Statements

FINANCIAL CONDITION

Operating, investing, and financing activities of continuing operations for the combined Predecessor and Successor periods of 2007, which are discussed below, are presented in the following table:

	Successor	Predecessor
	For the	For the
	period from	period from
	December 21	January 1
	through	through	Combined	Predecessor
	December 31,	December 20,	For the year ended December 31,
Millions of dollars	2007	2007	2007	2006	2005
Source (use) of cash:
Operating activities	$(59)	$661	$602	$807	$1,047
Investing activities	(12)	(264)	(276)	(166)	(150)
Financing activities	(15)	(384)	(399)	(723)	(721)

Operating Activities—Operating activities provided cash of $602 million in 2007, $807 million in 2006 and $1,047 million in 2005.  The $205 million decrease in 2007 compared to 2006 primarily reflected the net loss of $338 million in 2007 compared to net income of $614 million in 2006, which was substantially offset by a net decrease in the main components of working capital – accounts receivable and inventory, net of accounts payable – in 2007, which provided cash of $579 million, compared to a net increase in 2006, which used cash of $231 million.  In addition, spending on maintenance turnarounds increased $54 million, while contributions to pension plans decreased $9 million in 2007 compared to 2006.

The $579 million of cash provided by the main components of working capital in 2007 was primarily due to a decrease in accounts receivable and an increase in accounts payable.  In 2006, the $231 million use of cash was primarily due to increases in accounts receivable and inventory, which were only partly offset by an increase in accounts payable.

Accounts receivable decreased $288 million in 2007 compared to an increase of $243 million in 2006.  The year-to-year change primarily reflected the effect of a $666 million increase in the outstanding amount of accounts receivable sold under the accounts receivable sales facility with Lyondell described below.

In connection with the acquisition of Lyondell by LyondellBasell Industries, on December 20, 2007, Lyondell entered into a new $1,150 million, five-year, Accounts Receivable Securitization Facility with third party financial institutions and concurrently entered into an accompanying accounts receivable sales facility with Equistar for the sale of substantially all of Equistar’s domestic accounts receivable to Lyondell, a portion of which are then sold under the Lyondell third party facility.  Equistar’s previous $600 million accounts receivable sales facility was terminated.  The balance of Equistar’s accounts receivable sold under the facility with Lyondell at December 31, 2007 was $1,407 million, resulting in cash proceeds to Equistar of $666 million and an interest-bearing, $741 million note receivable from a subsidiary of Lyondell (see Note 7 to the Consolidated Financial Statements).  There were no accounts receivable outstanding at December 31, 2006 under the previous facility.  The increased utilization of the Accounts Receivable Securitization Facility in 2007 was related to the financing of the acquisition of Lyondell by LyondellBasell Industries.

Index to the Consolidated Financial Statements

Accounts receivable at December 31, 2007 and 2006 reflected the effects of higher December sales volumes and sales prices compared to the year-earlier periods.  In addition, prior to January 2006, discounts were offered to certain customers for early payment for product.  As a result, some receivable amounts were collected in December 2005 and 2004 that otherwise would have been expected to be collected in January 2006 and 2005, respectively.  This included collections of $84 million and $66 million in December 2005 and 2004, respectively, related to receivables from Occidental Chemical Corporation, a subsidiary of Occidental Petroleum Corporation (together with its subsidiaries and affiliates, collectively “Occidental”), which was considered a related party through December 20, 2007 (see Note 6 to the Consolidated Financial Statements).

The increases in accounts payable in 2007 and 2006 primarily reflected the effects of higher raw material costs.  A significant portion of the $156 million increase in inventory in 2006 was due to higher volumes of water-borne cargos in transit at December 31, 2006 compared to December 31, 2005 due to the timing of the shipments.

The $240 million decrease in cash provided by operating activities in 2006 compared to 2005 primarily reflected cash used by the net increase in the main components of working capital of $231 million in 2006 compared to a decrease that provided cash of $32 million in 2005.

Investing Activities—Investing activities used cash of $276 million in 2007, $166 million in 2006 and $150 million in 2005, primarily reflecting capital expenditures and, in 2007, a $44 million note receivable from Lyondell.

Equistar’s capital expenditures were $240 million in 2007, $168 million in 2006 and $153 million in 2005.  The higher expenditures in 2007 reflected increased spending for base plant support due to life-cycle equipment replacement projects.  Capital spending in all three years included regulatory and environmental compliance projects - see “Environmental Matters” below.  Planned capital expenditures for 2008 are $177 million for base plant support, minor plant efficiency and profit enhancement projects as well as regulatory and environmental compliance projects.

Equistar entered into a $2,000 million revolving loan agreement with a subsidiary of Lyondell and advanced $44 million at December 20, 2007 (see Note 6 to the Consolidated Financial Statements).  It is anticipated that Equistar and Lyondell will replace the loan agreement with a current account agreement for an indefinite period, under which Equistar may deposit excess cash balances with the Lyondell subsidiary and have access to uncommitted revolving lines of credit in excess of deposits.

Financing Activities—Financing activities used cash of $399 million in 2007, $723 million in 2006 and $721 million in 2005.  In line with its operating results, Equistar made lower cash distributions to its owners of $100 million in 2007 compared to $575 million in 2006 and $725 million in 2005.

In 2007, Equistar received $1,703 million of contributions from Lyondell and $80 million pursuant to net borrowings under a loan agreement with Millennium, using the initial proceeds of $500 million to retire outstanding debt.  Lyondell’s contribution to Equistar increased its ownership interest from 70.5% to approximately 79% and resulted in a corresponding decrease in Millennium’s ownership interest from 29.5% to approximately 21%.  The $80 million principal outstanding under the loan from Millennium was repaid in January 2008.

Pursuant to tender offers, Equistar repaid the following notes in December 2007 in the indicated principal amounts, totaling $1,373 million, and paid premiums totaling $71 million:

• $585 million of Equistar’s 8.75% Notes due 2009,
• $396 million of Equistar’s 10.625% Senior Notes due 2011, and
• $392 million of Equistar’s 10.125% Senior Notes due 2008.

In conjunction with the tender offers, on December 5, 2007, Equistar obtained consents from holders of the tendered notes to effect certain proposed amendments to the indentures governing the notes, including the elimination of substantially all the restrictive covenants.

Index to the Consolidated Financial Statements

Also in 2007, Equistar repaid $300 million principal amount of its 10.125% Senior Notes due 2008 and $300 million principal amount of its 10.625% Senior Notes due 2011, paying premiums totaling $32 million.

In 2008, Equistar called and repaid the remaining $27 million principal amount due under these notes that was not tendered, and paid premiums totaling $2 million.

On December 20, 2007, Equistar, together with Lyondell and an affiliate of the Basell Group, entered into a five-year $1,000 million senior secured inventory-based credit facility, which matures in December 2012.  Equistar’s previous $400 million inventory-based revolving credit facility and $600 million accounts receivable sales facility were terminated on December 20, 2007.

During 2006, Equistar repaid the $150 million of 6.5% Notes outstanding, which matured in February 2006.

Liquidity and Capital Resources—At December 31, 2007, total debt, including current maturities of $27 million and related party notes payable of $80 million, under which Equistar is the primary obligor was $236 million.  In addition, as a result of the December 20, 2007 acquisition of Lyondell by LyondellBasell Industries, Equistar recognized in its financial statements a total of $17,692 million of acquisition-related or push-down debt for which it is a guarantor, as described below, but is not the primary obligor (see Notes 1, 6, and 13 to the Consolidated Financial Statements).  As a result of recognizing in its financial statements the push-down debt, Equistar has a $9.6 billion deficit in partners’ capital; however, Equistar does not expect that it will be required to fund a substantial portion of the push-down debt.

At December 31, 2007, Equistar had cash on hand of $60 million.  Total unused availability under various liquidity facilities available to Equistar through Lyondell was $634 million as of December 31, 2007 after giving effect to a total minimum unused availability requirement of $100 million under the Accounts Receivable Securitization Facility and the senior secured inventory-based credit facility, and included the following:

•
$150 million under Lyondell’s $1,150 million Accounts Receivable Securitization Facility, which matures in December 2012.  The agreement currently permits the sale of up to $1,150 million of total interest in domestic accounts receivable of Lyondell, including Equistar and Houston Refining.  The outstanding amount of accounts receivable sold under the Accounts Receivable Securitization Facility was $1,000 million at December 31, 2007.

•
$584 million in total under a five-year $1,000 million senior secured inventory-based credit facility of Lyondell and a subsidiary of the Basell Group, after giving effect to the borrowing base net of  $316 million of outstanding letters of credit under the inventory-based credit facility as of December 31, 2007.  The borrowing base is determined using a formula applied to inventory balances.  At December 31, 2007, the outstanding borrowing under the inventory-based credit facility was $100 million, all on the part of Lyondell.

The Accounts Receivable Securitization Facility and the senior secured inventory-based credit facility, at the option of Lyondell, and in the case of the senior secured inventory-based credit facility, Lyondell and a subsidiary of the Basell Group, may be increased, provided that the total aggregate amount of increase in the Accounts Receivable Securitization Facility and the senior secured inventory-based credit facility does not exceed $600 million.

Equistar is a guarantor of certain debt of the Basell Group and Lyondell.  The Basell Group debt includes an $8,000 million Interim Loan and 8.375% High Yield Notes due 2015, comprising borrowings of $615 million and €500 million ($736 million).  The Interim Loan, together with proceeds of other borrowings, was used to finance the acquisition of Lyondell.  If not repaid prior to the 12 months tenure, the Interim Loan converts to a senior secured loan in December 2008 and is due December 2015.  The Interim Loan bears interest at LIBOR plus a margin that increases by 0.5% for each three-month period beginning in June 2008.

Index to the Consolidated Financial Statements

Equistar is also committed to lend amounts to Lyondell under a $2,000 million revolving loan agreement, which had $44 million outstanding at December 31, 2007, and through the accounts receivable sales facility with Lyondell.  Under the accounts receivable sales facility with Lyondell, Equistar sells substantially all of its domestic accounts receivable to a subsidiary of Lyondell in exchange for, at the option of Lyondell, a combination of cash and promissory notes from the subsidiary.  It is anticipated that Equistar and Lyondell will replace the $2,000 million revolving loan agreement with a current account agreement for an indefinite period, under which Equistar may deposit excess cash balances with the Lyondell subsidiary and have access to uncommitted revolving lines of credit in excess of deposits.

In addition, Equistar is a guarantor under the Senior Secured Credit Facility entered into on December 20, 2007, in connection with the acquisition of Lyondell by LyondellBasell Industries.  Lyondell and other subsidiaries of the Basell Group are borrowers under the Senior Secured Credit Facility, which includes a six-year $2,000 million term loan A facility due 2013; a seven-year $7,550 million and €1,300 million term loan B facility due 2014; and a six-year $1,000 million multicurrency revolving credit facility due 2013.  Equistar is also a guarantor for amounts borrowed under the senior secured inventory-based credit facility by Lyondell and other subsidiaries of Lyondell and a U.S.-based subsidiary of the Basell Group.

At December 31, 2007, amounts borrowed by the Basell Group under the Senior Secured Credit Facility consisted of $500 million borrowed under term loan A and €1,287 million ($1,894 million) under term loan B, and Lyondell borrowings included $1,500 million borrowed under term loan A and $7,475 million under term loan B.  At December 31, 2007, borrowings of $100 million were outstanding under the inventory-based credit facility, all on the part of Lyondell.

Subsequent to the acquisition of Lyondell, LyondellBasell Industries manages the cash and liquidity of Equistar and its other subsidiaries as a single group and a global cash pool.  Substantially all of the group’s cash is managed centrally, with operating subsidiaries participating through an intercompany uncommitted revolving credit facility. The majority of the operating subsidiaries of LyondellBasell Industries, including Equistar, have provided guarantees or collateral for the new debt of various LyondellBasell Industries subsidiaries totaling approximately $20 billion that was used primarily to acquire Lyondell.  Accordingly, the major bond rating agencies have assigned a corporate rating to LyondellBasell Industries as a group relevant to such borrowings. Management believes this corporate rating is reflective of the inherent credit for Equistar, as well as for the group as a whole.

In view of the interrelated nature of the credit and liquidity position of LyondellBasell Industries and its subsidiaries, and pursuant to Staff Accounting Bulletin Topic 5(j) of the Securities and Exchange Commission, Equistar has recognized debt of $17,692 million for which it is not the primary obligor, but which it has guaranteed (the push-down debt), that was used in the acquisition of Lyondell by LyondellBasell Industries.

The Senior Secured Credit Facility, Accounts Receivable Securitization Facility, senior secured inventory-based credit facility and the Senior Secured Interim Loan contain restrictive covenants, including covenants that establish maximum levels of annual capital expenditures and require the maintenance of specified financial ratios by LyondellBasell Industries on a consolidated basis.  These covenants, as well as debt guarantees, are described in Note 13 to Equistar’s Consolidated Financial Statements.  See “Effects of a Breach” below for discussion of the potential impact of a breach of these covenants.

The indenture governing Equistar’s 7.55% Notes due 2026 contains restrictive covenants.  These covenants are described in Note 13 to Equistar’s Consolidated Financial Statements.

Equistar’s future operating performance could be affected by general economic, financial, competitive, legislative, regulatory, business and other factors, many of which are beyond its control.  Equistar believes that conditions will be such that cash balances, cash generated from operating activities, cash generated from funding under various liquidity facilities available to Equistar through Lyondell and LyondellBasell Industries will be adequate to meet anticipated future cash requirements, including scheduled debt repayments, necessary capital expenditures and ongoing operations.

Index to the Consolidated Financial Statements

Subsequent to December 31, 2007, LyondellBasell Industries’ operating cash flows have been reduced by a number of significant but anticipated requirements, including the usual first quarter seasonality patterns such as annual rebate settlements and bonus payments, coupled with scheduled one-time compensation and other payments in connection with the acquisition of Lyondell by LyondellBasell Industries, as well as costs associated with the closing of LyondellBasell Industries’ acquisition of Solvay’s engineering plastics business and the expected closing of LyondellBasell Industries’ acquisition of Shell’s refinery at Berre, France as of April 1, 2008.  First quarter operating cash flows have been further impacted by the unanticipated increase in raw material prices, which increased net working capital, and the somewhat weaker operating performance of Equistar’s ethylene-related products business.

To enhance the Company’s liquidity position, on March 27, 2008, LyondellBasell Industries entered into a $750 million committed revolving line of credit with an affiliate of Access Industries.  Borrowings under the line are available to Lyondell and a subsidiary of the Basell Group.

Equistar believes that its cash balances, cash generated from operating activities, funds from lines of credit and cash generated from funding under various liquidity facilities available to Equistar through LyondellBasell Industries will be adequate to meet anticipated future cash requirements, including scheduled debt repayments, necessary capital expenditures, and ongoing operations.

In November 2007, Moody’s Investors Service (“Moody’s”) lowered its ratings for LyondellBasell Industries to B1 to reflect the substantial amount of debt assumed by LyondellBasell Industries in its acquisition of Lyondell.  The Standard & Poor’s Rating Services (“S&P”) corporate rating for LyondellBasell Industries is B+.

Effects of a Breach—A breach by Equistar or any other obligor of the covenants or the failure to pay principal and interest when due under any of the Senior Secured Credit Facility, Interim Loan, inventory-based credit facility, Accounts Receivable Securitization Facility or other indebtedness of Equistar or its affiliates could result in a default or cross-default under all or some of those instruments, although Equistar’s 7.55% Notes due 2026 do not have cross-acceleration or cross-default provisions.  If any such default or cross default occurs, the applicable lenders may elect to declare all outstanding borrowings, together with accrued interest and other amounts payable thereunder, to be immediately due and payable.  In such circumstances, the lenders under the Senior Secured Credit Facility and the inventory-based credit facility also have the right to terminate any commitments they have to provide further borrowings, and the counterparties under the Accounts Receivable Securitization Facility may terminate further purchases of interests in accounts receivable and receive all collections from previously sold interests until they have collected on their interests in those receivables, thus reducing the entity’s liquidity.  In addition, following such an event of default, the lenders under the Senior Secured Facility and the Interim Loan and the counterparties under the inventory–based credit facility have the right to proceed against the collateral granted to them to secure the obligations, which in some cases includes Equistar’s available cash.  If the obligations under the Senior Secured Credit Facility, the Interim Loan, the inventory-based credit facility, Accounts Receivable Securitization Facility or any other material financing arrangement were to be accelerated, it is not likely that the obligors would have, or be able to obtain, sufficient funds to make these accelerated payments, and as a result, Equistar could be forced into bankruptcy or liquidation.

Index to the Consolidated Financial Statements

Off-Balance Sheet Arrangements—The Securities and Exchange Commission (“SEC”) has described various characteristics to identify contractual arrangements that would fall within the SEC’s definition of off-balance sheet arrangements.  On December 20, 2007, Lyondell entered into an Accounts Receivable Securitization Facility, which matures in December 2012, that has some of those characteristics.

Concurrently, Equistar entered into an agreement with Lyondell whereby Equistar sells on an ongoing basis and without recourse, substantially all domestic accounts receivable of Equistar to a bankruptcy-remote subsidiary of Lyondell.  At December 31, 2007, the outstanding amount of receivables sold by Equistar to Lyondell was $1,407 million.  Equistar received cash proceeds of $666 million and an interest-bearing note receivable from Lyondell for $741 million.  Accounts receivable in the consolidated balance sheets of Equistar are reduced by the outstanding amount of accounts receivable sold to Lyondell.

Upon termination of the facility, cash collections related to accounts receivable then in the pools would first be applied to the outstanding interests sold, but Equistar would in no event be required to repurchase such interests.  See Note 7 to the Consolidated Financial Statements for additional accounts receivable information.

Obligations that do not give rise to liabilities that would be reflected in Equistar’s balance sheet are described below under “Purchase Obligations” and “Operating Leases.”

Contractual and Other Obligations—The following table summarizes, as of December 31, 2007, Equistar’s minimum payments for long-term debt, and contractual and other obligations for the next five years and thereafter.

		Payments Due By Period
Millions of dollars	Total	2008	2009	2010	2011	2012	Thereafter

Long-term debt:
Push-down debt	$16,975	$146	$147	$225	$301	$413	$15,743
Debt of Equistar	156	27	- -	- -	- -	- -	129
Related party notes payable:
Push-down debt	717	717	- -	- -	- -	- -	- -
Notes payable to Millennium	80	80	- -	- -	- -	- -	- -
Interest on long-term debt:
Push-down debt	15,582	1,555	1,681	1,826	1,965	2,099	6,456
Interest of Equistar	206	12	11	12	11	12	148
Pension benefits:
PBO	285	18	19	19	20	21	188
Assets	(274)	- -	- -	- -	- -	- -	(274)
Funded status	11

Other postretirement benefits	103	7	7	8	8	8	65
Advances from customers	142	26	21	19	18	9	49
Other	65	6	4	2	2	1	50
Other obligations:
Purchase obligations	3,702	304	291	280	278	277	2,272
Operating leases	667	89	79	70	56	51	322
Total	$38,406	$2,987	$2,260	$2,461	$2,659	$2,891	$25,148

Long-Term Debt—Equistar’s long-term debt includes debt obligations due 2026 under which Equistar is the primary obligor.  The push-down debt totaling $17,962 million comprises $16,975 million of long-term debt ($146 million current portion) and $717 million Related Party Note Payable discussed below represents debt for which Equistar is not the primary obligor, but which it has guaranteed, and which was used by LyondellBasell Industries in the acquisition of Lyondell.  Equistar does not anticipate that it will be required to fund a substantial portion of the push-down debt.  See Note 13 to the Consolidated Financial Statements for a discussion of covenant requirements under the indentures and additional information regarding long-term debt and push-down debt, including maturities.

Index to the Consolidated Financial Statements

Related Party Note Payable—Equistar’s related party notes payable includes push-down debt of $717 million representing borrowings under an unsecured current account agreement for which Equistar is not the primary obligor.  Equistar does not anticipate that it will be required to fund a substantial portion of the push-down debt.

Interest—The long-term debt agreements and related party notes payable contain provisions for the payment of either monthly or semi-annual interest at a stated rate of interest over the term of the debt.  These payment obligations, including interest on push-down debt for which Equistar is not the primary obligor, are reflected in the table above.  Equistar does not anticipate that it will be required to fund a substantial portion of the obligations related to push-down debt.

Pension Benefits—Equistar maintains several defined benefit pension plans, as described in Note 16 to the Consolidated Financial Statements.  At December 31, 2007, the projected benefit obligation for Equistar’s pension plans exceeded the fair value of plan assets by $11 million.  Subject to future actuarial gains and losses, as well as actual asset earnings, Equistar will be required to fund the $11 million, with interest, in future years.  Equistar’s pension contributions were $41 million in 2007, $50 million in 2006 and $17 million in 2005.  Equistar is not required to make pension contributions in 2008.  Estimates of pension benefit payments through 2012 are included in the table above.

Other Postretirement Benefits—Equistar provides other postretirement benefits, primarily medical benefits to eligible participants, as described in Note 16 to the Consolidated Financial Statements.  Other postretirement benefits are unfunded and are paid by Equistar as incurred.  Estimates of other postretirement benefit payments through 2012 are included in the table above.

Advances from Customers—Equistar receives advances from customers in connection with long-term sales agreements under which Equistar is obligated to deliver product primarily at cost-based prices.  These advances are treated as deferred revenue and will be amortized to earnings as the product is delivered over the remaining terms of the respective contracts, which range from 4 to 11 years.  The unamortized portion of such advances totaled $142 million and $175 million as of December 31, 2007 and 2006, respectively.  See Note 12 to the Consolidated Financial Statements.

Other—Other includes deferred compensation arrangements other than pension and postretirement benefits and asset retirement obligations.

Purchase Obligations—Equistar is a party to various obligations to purchase products and services, principally for utilities and industrial gases.  These commitments are designed to assure sources of supply and are not expected to be in excess of normal requirements.  See “Commitments” section of Note 17 to the Consolidated Financial Statements for a description of Equistar’s commitments and contingencies, including these purchase obligations.

Operating Leases—Equistar leases various facilities and equipment, including railcars, under noncancelable operating lease arrangements for various periods.  See Note 14 to the Consolidated Financial Statements for related lease disclosures.

CURRENT BUSINESS OUTLOOK

Thus far in 2008, global business fundamentals remain similar to those in the fourth quarter 2007 in the chemicals segment, with raw material and energy costs continuing their upward climb, creating significant margin pressure in ethylene and ethylene derivative products.  Polymer segment sales volumes are somewhat depressed due to weaker demand in North America, but export sales volumes remain strong driven by global demand and the weak U.S. dollar.

The near-term direction of crude oil and other raw material price movements remains unclear.  This unpredictability may continue to impact Equistar’s near-term profitability, particularly in ethylene-related products.

Index to the Consolidated Financial Statements

RELATED PARTY TRANSACTIONS

As a result of the July 16, 2007 agreement and plan of merger between Basell and Lyondell, Equistar began reporting transactions with the Basell Group as related party transactions beginning with the third quarter 2007.  Equistar also conducts transactions with Occidental, which was considered a related party during the 2007 Predecessor period as a result of Occidental’s representation on Lyondell’s Board of Directors.

Equistar makes significant sales of product to the Basell Group, Lyondell, Millennium, Occidental and Houston Refining.  Equistar also makes significant purchases of raw materials and products from Houston Refining and receives significant administrative services from Lyondell.

Equistar believes that such transactions are effected on terms substantially no more or less favorable than those that would have been agreed upon by unrelated parties on an arm’s-length basis.  See Note 6 to the Consolidated Financial Statements for further discussion of related party transactions.

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

Basis of Presentation—As a result of the acquisition of Lyondell by LyondellBasell Industries on December 20, 2007, Equistar’s assets and liabilities were revalued to reflect the values assigned by LyondellBasell Industries to Equistar in LyondellBasell Industries’ accounting for the purchase of Lyondell, resulting in a new basis of accounting.  In addition, Equistar has recognized in its financial statements $17,692 million of debt for which it is not the primary obligor, but which it has guaranteed, and which was used in the acquisition of LyondellBasell Industries in the acquisition of Lyondell ("push-down debt"), and $340 million of related debt issuance costs.  The values assigned involved the use of assumptions, estimates and judgments based on known conditions as of the acquisition date and available information at the time of the preparation of these consolidated financial statements.  As the acquisition occurred on December 20, 2007, information is still being acquired and analyzed to finalize the allocation of the purchase price to assets and liabilities acquired.  Accordingly, the purchase price allocation is preliminary.  Subsequent adjustment to finalize the purchase price allocation is not expected to be material.

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

To reflect economic and market conditions, from time to time Equistar may temporarily idle manufacturing facilities.  Assets that are temporarily idled are reviewed for impairment at the time they are idled, and at least annually thereafter.  Earnings for 2006 included a $135 million charge for impairment of the net book value of Equistar’s ethylene facility in Lake Charles, Louisiana, which was idled in the first quarter of 2001, pending sustained improvement in market conditions.  In 2006, Equistar undertook a study of the feasibility, cost and time required to restart the Lake Charles ethylene facility.  As a result, management determined that restarting the facility would not be justified.  Equistar had no other major idled facilities as of December 31, 2007.

Index to the Consolidated Financial Statements

The estimated useful lives of long-lived assets range from 3 to 30 years.  Depreciation and amortization of these assets, including amortization of deferred turnaround costs, under the straight-line method over their estimated useful lives totaled $332 million for the combined Successor and Predecessor periods in 2007.  If the useful lives of the assets were found to be shorter than originally estimated, depreciation and amortization charges would be accelerated over the revised life.

Equistar defers the costs of major periodic maintenance and repair activities (“turnarounds”) in excess of $5 million, amortizing such costs over the period until the next expected major turnaround of the affected unit.  During 2007, 2006 and 2005, cash expenditures of $66 million, $12 million and $51 million, respectively, were deferred and are being amortized, predominantly over 4 to 7 years.  Amortization of previously deferred turnaround costs was $45 million in 2007 and $40 million in 2006, and $38 million in 2005.

Additional information on long-lived assets, deferred turnaround costs and related depreciation and amortization appears in Note 9 to the Consolidated Financial Statements.

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

The current benefit service costs, as well as the existing liabilities, for pensions and other postretirement benefits are measured on a discounted present value basis.  The discount rate is a current rate, related to the rate at which the liabilities could be settled.  Equistar’s assumed discount rate is based on average rates published by Moody’s and Merrill Lynch for high-quality (Aa rating) ten-year fixed income securities.  For the purpose of measuring the benefit obligations at December 31, 2007, Equistar increased its assumed discount rate from 5.75% to 6.25%, reflecting market interest rates at December 31, 2007.  The 6.25% rate also will be used to measure net periodic benefit cost during 2008.  A reduction of one percentage point in the assumed discount rate for Equistar would increase Equistar’s benefit obligation for pensions and other postretirement benefits by approximately $46 million, and would reduce Equistar’s net income by approximately $2 million.

The benefit obligation and the periodic cost of postretirement medical benefits also are measured based on assumed rates of future increase in the per capita cost of covered health care benefits.  As of December 31, 2007, the assumed rate of increase was 9% for 2008, decreasing 1% per year to 5% in 2012 and thereafter.  A one percentage point change in the health care cost trend rate assumption would have no significant effect on either the benefit liability or the net periodic cost, due to limits on Equistar's maximum contribution level under the medical plan.

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

Equistar’s expected long-term rate of return on U.S. plan assets of 8% is based on the average level of earnings that its independent pension investment advisor had advised could be expected to be earned over time.  The expectation is based on an asset allocation of 55% U.S. equity securities (8.9% expected return), 15% non-U.S. equity securities (9% expected return), 25% fixed income securities (6% expected return), and 5% real estate investments (8.3% expected return) recommended by the advisor, and had been adopted for the plans.  The actual return on plan assets in 2007 was 9%.

Index to the Consolidated Financial Statements

The actual rate of return on plan assets may differ from the expected rate due to the volatility normally experienced in capital markets.  Management’s goal is to manage the investments over the long term to achieve optimal returns with an acceptable level of risk and volatility.  Based on the market value of plan assets at December 31, 2007, a one percentage point decrease in this assumption for Equistar would decrease Equistar’s net income by approximately $3 million.

Additional information on the key assumptions underlying these benefit costs appears in Note 16 to the Consolidated Financial Statements.

ACCOUNTING AND REPORTING CHANGES

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51, which establishes new accounting and disclosure requirements for noncontrolling, or minority, interests, including their classification as a separate component of equity and the adjustment of net income to include amounts attributable to minority interests.  SFAS No. 160 also establishes new accounting standards requiring recognition of a gain or loss upon deconsolidation of a subsidiary.  SFAS No. 160 will be effective for Equistar beginning in 2009, with earlier application prohibited.

Also in December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which requires  an acquiring entity to recognize all assets acquired and liabilities assumed in a transaction at the acquisition-date at fair value with limited exceptions.  SFAS No. 141 (revised 2007) will change the accounting treatment for certain specific items, including: expensing of most acquisition and restructuring costs; recording acquired contingent liabilities, in-process research and development and noncontrolling, or minority, interests at fair value; and recognizing changes in income tax valuations and uncertainties after the acquisition date as income tax expense.  SFAS No. 141 (revised 2007) also includes new disclosure requirements.  For Equistar, SFAS No. 141 (revised 2007) will apply to business combinations with acquisition dates beginning in 2009.  Earlier adoption is prohibited.

Although certain past transactions, including the acquisition of Lyondell by LyondellBasell Industries, would have been accounted for differently under SFAS No. 160 and SFAS No. 141 (revised 2007), application of these statements in 2009 will not affect historical amounts.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115, which permits election of fair value to measure many financial instruments and certain other items.  SFAS No. 159 is effective for Equistar beginning in 2008.  Equistar does not expect the application of SFAS No. 159 to have a material effect on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  The new standard defines fair value, establishes a framework for its measurement and expands disclosures about such measurements.  In February 2008, the FASB issued FASB Staff Position FAS 157-2, delaying the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities.  The effective date for Equistar would be at the beginning of 2009.  Equistar is currently evaluating the effect of SFAS No. 157 on its consolidated financial statements.

Effective December 31, 2006, Equistar adopted the provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-An Amendment of FASB Statements No. 87, 88, 106, and 132R, which primarily requires an employer to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status through comprehensive income in the year in which changes occur.  Equistar’s application of SFAS No. 158 as of December 31, 2006 resulted in increases of $6 million and $8 million in its current and long-term benefit liabilities, respectively, a decrease of $9 million in other assets and an increase of $23 million in accumulated other comprehensive loss in its consolidated balance sheet as of December 31, 2006 (see Note 16 to the Consolidated Financial Statements).

Index to the Consolidated Financial Statements

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

Equistar’s accrued liability for future environmental remediation costs at current and former plant sites and other remediation sites totaled $4 million as of December 31, 2007.  In the opinion of management, there is no material estimable range of reasonably possible loss in excess of the liabilities recorded for environmental remediation.  However, it is possible that new information about the sites for which the accrual has been established, new technology or future developments such as involvement in investigations by regulatory agencies, could require Equistar  to reassess its potential exposure related to environmental matters.  See the “Environmental Remediation” section of Note 17 for additional discussion of Equistar’s liabilities for environmental remediation.

Equistar also makes capital expenditures to comply with environmental regulations.  Capital expenditures for regulatory compliance in 2007, 2006 and 2005 totaled approximately $51 million, $60 million and $62 million, respectively.  Equistar currently estimates expenditures at existing facilities of $30 million in 2008 and $10 million in 2009.  The high levels of capital expenditures in 2006 and 2005 reflected increased spending on projects related to air emission reductions and wastewater management, principally at Equistar’s Gulf Coast plants.  Under the Clean Air Act, the eight-county Houston/Galveston region was designated a severe non-attainment area for ozone by the Environmental Protection Agency.  Emission reduction controls were installed at each of Equistar’s six facilities in the Houston/Galveston region to comply prior to the November 2007 deadline.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

See Note 15 to the Consolidated Financial Statements for discussion of Equistar’s management of commodity price risk and interest rate risk through its use of derivative instruments and hedging activities.

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

In 2007, Equistar entered into futures contracts designated as cash flow hedges to offset the effect of changes in the price of silver used as catalyst in the production process.  Equistar also entered into futures contracts in 2007 and 2006 designated as cash flow hedges to offset the changes in the price of natural gas.  Net losses, related to these cash flow hedges, of less than $1 million were deferred in Accumulated Other Comprehensive Income (“AOCI”) as of December 31, 2007.

At December 31, 2007, futures contracts for 620,000 mmbtu of natural gas in the notional amounts of $5 million, maturing in January and February 2008, and futures contracts for 1 million troy ounces of silver in the notional amount of $15 million, maturing in September 2008, were outstanding.  There were no outstanding contracts at December 31, 2006.

Using sensitivity analysis and hypothetical unfavorable changes in market prices ranging from 16% to 23% from those in effect at December 31, 2007, the effect would be to reduce net income by approximately $3 million.  The quantitative information about market risk is necessarily limited because it does not take into account the effects of the underlying operating transactions.

Index to the Consolidated Financial Statements

INTEREST RATE RISK

At December 31, 2007, Equistar had $80 million of outstanding variable rate related party debt.  Equistar had no variable rate debt at December 31, 2006.   Using sensitivity analysis and a hypothetical 10% increase in interest rates from those in effect at year end, Equistar’s exposure to variable interest rate risk was not material at December 31, 2007.

Equistar also had related party notes receivable totaling $785 million at December 31, 2007, under which interest is accrued at variable rates of interest.  Using a hypothetical 10% decrease in interest rates from those in effect at year end, the decrease in annual interest income from variable-rate notes receivable would reduce net income by approximately $4 million.

Index to the Consolidated Financial Statements

Item 8.  Financial Statements and Supplementary Data

Index to the Consolidated Financial Statements

Page
EQUISTAR CHEMICALS, LP
Management’s Report on Internal Control Over Financial Reporting	48

Reports of Independent Registered Public Accounting Firm	49
Consolidated Financial Statements:

Index to the Consolidated Financial Statements

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

Equistar management assessed the effectiveness of Equistar’s internal control over financial reporting as of December 31, 2007.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.  Based on its assessment, Equistar’s management has concluded that Equistar’s internal control over financial reporting was effective as of December 31, 2007 based on those criteria.

The effectiveness of Equistar’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Index to the Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partnership Governance Committee and Partners
of Equistar Chemicals, LP

In our opinion, the accompanying consolidated balance sheet and the related consolidated statement of income, of partners' capital and cash flows present fairly, in all material respects, the financial position of Equistar Chemicals, LP and its subsidiaries at December 31, 2007, and the results of their operations and their cash flows for the period from December 21, 2007 to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audit.  We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Houston, Texas
March 27, 2008

Index to the Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partnership Governance Committee and Partners
of Equistar Chemicals, LP

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of partners’ capital and cash flows present fairly, in all material respects, the financial position of Equistar Chemicals, LP  and its subsidiaries at December 31, 2006, and the results of their operations and their cash flows for the period January 1, 2007 to December 20, 2007, and the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other postretirement plans in 2006.

/s/PricewaterhouseCoopers LLP

Houston, Texas
March 27, 2008

Index to the Consolidated Financial Statements

EQUISTAR CHEMICALS, LP

CONSOLIDATED STATEMENTS OF INCOME

	Successor	Predecessor
	For the period from December 21 through December 31,	For the period from January 1 through December 20,	For the year ended December 31,
Millions of dollars	2007	2007	2006	2005
Sales and other operating revenues:
Trade	$342	$9,451	$9,636	$8,732
Related parties	115	3,586	3,129	2,954
	457	13,037	12,765	11,686
Operating costs and expenses:
Cost of sales	495	12,656	11,562	10,487
Asset impairment	- -	- -	135	- -
Selling, general and administrative expenses	6	263	210	198
Research and development expenses	- -	37	34	33
Purchased in-process research and development	22	- -	- -	- -
	523	12,956	11,941	10,718
Operating income (loss)	(66)	81	824	968
Interest expense:
Other	(1)	(180)	(217)	(227)
Related party	- -	(16)	- -	- -
Interest income	2	6	7	9
Other expense, net	- -	(107)	- -	(2)
Income (loss) before interest on push-down debt	(65)
Interest expense on push-down debt	(57)
Net income (loss)	$(122)	$(216)	$614	$748

See Notes to the Consolidated Financial Statements.

Index to the Consolidated Financial Statements

EQUISTAR CHEMICALS, LP

CONSOLIDATED BALANCE SHEETS

	Successor	Predecessor
Millions of dollars	December 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$60	$133
Accounts receivable:
Trade, net	95	890
Related parties	43	277
Inventories	1,754	809
Prepaid expenses and other current assets	60	49
Total current assets	2,012	2,158
Property, plant and equipment, net	5,116	2,846
Notes receivable from related party	785	- -
Investments	65	59
Intangible assets, net:
Debt issuance costs on push-down debt	334	- -
Intangible assets of Equistar	998	285
Goodwill	750	- -
Other assets, net	12	11
Total assets	$10,072	$5,359
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current maturities of long-term debt:
Push-down debt	$146	$ - -
Debt of Equistar	27	- -
Related party borrowings – push-down	717	- -
Accounts payable:
Trade	975	731
Related parties	191	174
Accrued liabilities	295	312
Notes payable to related party	80	- -
Total current liabilities	2,431	1,217
Long-term debt:
Push-down debt	16,829	- -
Debt of Equistar	129	2,160
Other liabilities and deferred revenues	295	378
Commitments and contingencies
Partners’ capital:
Partners’ accounts	7,746	1,642
Push-down debt	(17,358)	- -
Accumulated other comprehensive loss	- -	(38)
Total partners’ capital (deficit)	(9,612)	1,604
Total liabilities and partners’ capital	$10,072	$5,359

See Notes to the Consolidated Financial Statements.

Index to the Consolidated Financial Statements

EQUISTAR CHEMICALS, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Predecessor
	For the period from December 21 through December 31,	For the period from January 1, through December 20,	For the year ended December 31,
Millions of dollars	2007	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$(122)	$(216)	$614	$748
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Push-down debt interest	57	- -	- -	- -
Depreciation and amortization	17	315	324	322
Asset impairment	- -	- -	135	- -
Deferred maintenance turnaround expenditures	- -	(66)	(12)	(51)
Purchased in-process research and development	22	- -	- -	- -
Debt prepayment premiums and charges	- -	109	- -	- -
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	- -	288	(243)	(96)
Inventories	34	(4)	(156)	(69)
Accounts payable	(23)	284	168	197
Other, net	(44)	(49)	(23)	(4)
Net cash provided by (used in) operating activities	(59)	661	807	1,047

Cash flows from investing activities:
Expenditures for property, plant and equipment	(12)	(228)	(168)	(153)
Notes receivable from related parties	- -	(44)	- -	- -
Other	- -	8	2	3
Net cash used in investing activities	(12)	(264)	(166)	(150)
Cash flows from financing activities:
Repayment of long-term debt	(4)	(2,071)	(150)	(1)
Payment of debt issuance costs	- -	(7)	- -	- -
Contributions from owners	- -	1,703	- -	- -
Distribution to owners	- -	(100)	(575)	(725)
Net proceeds from notes payable to related party	- -	80	- -	- -
Other	(11)	11	2	5
Net cash used in financing activities	(15)	(384)	(723)	(721)

Increase (decrease) in cash and cash equivalents	(86)	13	(82)	176
Cash and cash equivalents at beginning of period	146	133	215	39
Cash and cash equivalents at end of period	$60	$146	$133	$215

See Notes to the Consolidated Financial Statements.

Index to the Consolidated Financial Statements

EQUISTAR CHEMICALS, LP

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

Millions of dollars	Lyondell	Millennium	Total	Accumulated Other Comprehensive Income (Loss)		Push down of Parent Debt		Net Partners’ Capital	Comprehensive Income (Loss)
Predecessor
Balance at January 1, 2005	$642	$938	$1,580		$(19)	$	- -	$1,561
Net income	527	221	748		- -		- -	748		$748
Other comprehensive income:
Minimum pension liability	- -	- -	- -		1		- -	1		1
Derivative instruments	- -	- -	- -		(2)		- -	(2)		(2)
Distributions to partners	(511)	(214)	(725)		- -		- -	(725)
Comprehensive income										$747
Balance at December 31, 2005	$658	$945	$1,603		$(20)	$	- -	$1,583
Net income	433	181	614		- -		- -	614		$614
Other comprehensive income:
Minimum pension liability	- -	- -	- -		5		- -	5		5
Change in accounting for pension and other postretirement benefits	- -	- -	- -		(23)		- -	(23)		- -
Distributions to partners	(405)	(170)	(575)		- -		- -	(575)
Comprehensive income										$619
Balance at December 31, 2006	$686	$956	$1,642		$(38)	$	- -	$1,604
Net loss	(152)	(64)	(216)		- -		- -	(216)		$(216)
Other comprehensive income:
Pension and other postretirement benefits	- -	- -	- -		2		- -	2		- -
Contributions from partners	1,703	- -	1,703		- -		- -	1,703		- -
Distributions to partners	(70)	(30)	(100)		- -		- -	(100)
Comprehensive income										$(216)
Balance at December 20, 2007	$2,167	$862	$3,029		$(36)	$	- -	$2,993
Successor
Beginning balance	$6,144	$1,667	$7,811	$	- -	$	- -	$7,811
Effects of push-down debt	- -	- -	- -		- -		(17,301)	(17,301)	$	- -
Net loss	(51)	(14)	(65)		- -		(57)	(122)		(122)
Comprehensive income										$(122)
Balance at December 31, 2007	$6,093	$1,653	$7,746	$	- -		$(17,358)	$(9,612)

See Notes to the Consolidated Financial Statements.

Index to the Consolidated Financial Statements

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Index to the Consolidated Financial Statements
EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.       Basis of Presentation

Equistar Chemicals, LP together with its consolidated subsidiaries (collectively, “Equistar” or “the Partnership”), manufactures and markets ethylene and its co-products, primarily propylene, butadiene and aromatics.  Equistar also manufactures and markets fuel products and ethylene derivatives, primarily ethylene oxide, ethylene glycol and polyethylene.  The consolidated financial statements include the accounts of Equistar and its subsidiaries.

Equistar became an indirect wholly owned subsidiary of Lyondell Chemical Company (together with its consolidated subsidiaries, “Lyondell”) as a result of Lyondell’s acquisition of Millennium in 2004.  Prior to December 20, 2007, Equistar was owned 70.5% by Lyondell and 29.5% by Millennium Chemicals Inc. (together with its consolidated subsidiaries, “Millennium”).  On December 20, 2007, LyondellBasell Industries AF S.C.A. (formerly known as Basell AF S.C.A.) indirectly acquired all of the shares of Lyondell common stock.  As a result, Lyondell and Equistar both became indirect wholly owned subsidiaries of LyondellBasell Industries AF S.C.A. (together with its consolidated subsidiaries, “LyondellBasell Industries” and without Lyondell, the “Basell Group”).  As part of the acquisition, Lyondell made a contribution to Equistar of $1,703 million, which was used to repay certain Equistar debt (see Note 13), resulting in an increase of Lyondell’s direct ownership interest to 79% and a corresponding decrease in Millennium’s ownership interest to 21%.

As a result of the acquisition of Lyondell by LyondellBasell Industries on December 20, 2007, Equistar’s assets and liabilities were revalued to reflect the values assigned in LyondellBasell Industries’ accounting for the purchase of Lyondell, resulting in a new basis of accounting.  In addition, Equistar has recognized in its financial statements $17,692 million of debt for which it is not the primary obligor, but which it has guaranteed, and which was used in the acquisition by LyondellBasell Industries in the acquisition of Lyondell (“push-down debt”), and $340 million of related debt issuance costs.

In Staff Accounting Bulletin (“SAB”), Topic 5J, Push Down Basis of Accounting Required in Certain Limited Circumstances, the Securities and Exchange Commission requires, among other things, that, in situations where debt is used to acquire substantially all of an acquiree’s common stock and the acquiree guarantees the debt or pledges its assets as collateral for the debt, the debt and related interest expense and debt issuance costs be reflected in, or “pushed down” to, the acquiree’s financial statements.  Equistar guarantees $17,692 million of debt, but under which Equistar is not the primary obligor.

Although this presentation may not reflect the likely future demands on Equistar resources for servicing the debt of LyondellBasell Industries, it provides an indication of that financial position after considering the maximum possible demand on Equistar resources relating to the debt of LyondellBasell Industries.  To facilitate an understanding of the impact on these consolidated financial statements, the effects of push-down debt are segregated.

The consolidated statements of income for the 11-day period subsequent to the acquisition reflect depreciation and amortization expense based on the new value of the related assets and interest expense on push-down debt; therefore, the financial information for the periods prior to and subsequent to the acquisition is not generally comparable.  To indicate the application of a different basis of accounting for the period subsequent to the acquisition, the 2007 financial statements and certain notes to the consolidated financial statements present separately the period prior to the acquisition (“Predecessor”) and the 11-day period after the acquisition (“Successor”).  If not so indicated, information in the notes to the consolidated financial statements is presented on a full year basis.

Index to the Consolidated Financial Statements
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

Index to the Consolidated Financial Statements
EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.       Summary of Significant Accounting Policies – (Continued)

Goodwill—Goodwill represents the excess of the purchase price allocated by LyondellBasell Industries to Equistar over the fair value assigned to the net tangible and intangible assets of Equistar.  Goodwill is reviewed for impairment at least annually.

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

Other intangible assets are carried at cost or amortized cost and primarily consist of emission credits, various contracts, and technology, patents and license costs.  These assets are amortized using the straight-line method over their estimated useful lives or over the term of the related agreement, if shorter.

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

Accounting and Reporting Changes—In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51, which establishes new accounting and disclosure requirements for noncontrolling, or minority, interests, including their classification as a separate component of equity and the adjustment of net income to include amounts attributable to minority interests.  SFAS No. 160 also establishes new accounting standards requiring recognition of a gain or loss upon deconsolidation of a subsidiary.  SFAS No. 160 will be effective for Equistar beginning in 2009, with earlier application prohibited.

Index to the Consolidated Financial Statements
EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.       Summary of Significant Accounting Policies – (Continued)

Also in December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which requires  an acquiring entity to recognize all assets acquired and liabilities assumed in a transaction at the acquisition-date at fair value with limited exceptions.  SFAS No. 141 (revised 2007) will change the accounting treatment for certain specific items, including: expensing of most acquisition and restructuring costs; recording acquired contingent liabilities, in-process research and development and noncontrolling, or minority, interests at fair value; and recognizing changes in income tax valuations and uncertainties after the acquisition date as income tax expense.  SFAS No. 141 (revised 2007) also includes new disclosure requirements.  For Equistar, SFAS No. 141 (revised 2007) will apply to business combinations with acquisition dates beginning in 2009.  Earlier adoption is prohibited.

Although certain past transactions, including the acquisition of Lyondell by LyondellBasell Industries, would have been accounted for differently under SFAS No. 160 and SFAS No. 141 (revised 2007), application of these statements in 2009 will not affect historical amounts.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115, which permits election of fair value to measure many financial instruments and certain other items.  SFAS No. 159 is effective for Equistar beginning in 2008.  Equistar does not expect the application of SFAS No. 159 to have a material effect on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  The new standard defines fair value, establishes a framework for its measurement and expands disclosures about such measurements.  In February 2008, the FASB issued FASB Staff Position FAS 157-2, delaying the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities.  The effective date for Equistar would be at the beginning of 2009.  Equistar is currently evaluating the effect of SFAS No. 157 on its consolidated financial statements.

Effective December 31, 2006, Equistar adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-An Amendment of FASB Statements No. 87, 88, 106, and 132R, which primarily requires an employer to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status through comprehensive income in the year in which changes occur.  Equistar’s application of SFAS No. 158 as of December 31, 2006 resulted in increases of $6 million and $8 million in its current and long-term benefit liabilities, respectively, a decrease of $9 million in other assets and an increase of $23 million in accumulated other comprehensive loss in its consolidated balance sheet as of December 31, 2006 (see Note 16).

3.       Acquisition of Lyondell by LyondellBasell Industries

On December 20, 2007, LyondellBasell Industries indirectly acquired the outstanding common shares of Lyondell and, as a result, Lyondell and Equistar became indirect wholly owned subsidiaries of LyondellBasell Industries.

From December 20, 2007, Equistar’s consolidated financial statements reflect a revaluation of Equistar’s assets and liabilities, to reflect the values assigned in LyondellBasell Industries’ accounting for the purchase of Lyondell.  In addition, Equistar recognized in its financial statements $17,692 million of push-down debt for which it is not the primary obligor and $340 million of related debt issuance costs.

The following table reflects the preliminary adjustments to Equistar’s assets and liabilities as of December 31, 2007, resulting from the $7,811 million purchase price allocated by LyondellBasell Industries to Equistar.

Index to the Consolidated Financial Statements
EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.       Acquisition of Lyondell by LyondellBasell Industries – (Continued)

Millions of dollars
Allocated purchase price	$7,811
Book value of Equistar net assets acquired	2,993
Excess purchase price to allocate	4,818

Allocation of excess purchase price to assets and liabilities:
Inventories	975
Plant, property and equipment	2,288
Investments and joint ventures	13
Other identifiable intangibles	703
Purchased in-process research and development	22
Other, net	67
Goodwill	$750

The purchase price allocation used in the preparation of these financial statements is preliminary due to the continuing analyses relating to the determination of the fair values of the assets acquired and liabilities assumed.  Any changes to the fair value of net assets acquired, based on information as of the acquisition date, would result in an adjustment to the fair value of the assets acquired and liabilities assumed and a corresponding adjustment to goodwill.  Management does not expect the finalization of these matters to have a material effect on the allocation.

Approximately $22 million, or less than 1% of the allocated purchase price was assigned to Equistar’s in-process research and development (“IPR&D”).  The estimated fair value of IPR&D was developed using probable discounted cash flows on a project-by-project basis.  The activities represented by these projects will be continued by Equistar, and the values assigned represent intangibles with no alternative future use.  Accordingly, Equistar’s results of operations in the Successor period included a charge of $22 million for the value of the acquired IPR&D.

Equistar has completed a preliminary assignment of the goodwill to reportable segments.  Goodwill of $500 million was assigned to the chemicals segment and $250 million was assigned to the polymers segment.  Management does not expect the finalization of the purchase price allocation to have a material effect on the assignment of goodwill to reportable segments.

The following unaudited pro forma historical results of Equistar assume the acquisition was consummated as of the beginning of each period presented:
Millions of dollars	For the period from January 1 through December 20, 2007	For the year ended December 31, 2006
Sales and other operating revenues	$13,037	$12,765
Operating income (loss)	(67)	583
Net loss	(1,880)	(1,262)

Index to the Consolidated Financial Statements
EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.       Acquisition of Lyondell by LyondellBasell Industries – (Continued)

The above pro forma results include a $22 million after-tax charge for purchased in-process research and development and approximately $1.6 billion of interest related to push-down debt in each period.  The unaudited pro forma data do not include the charges of $109 million related to debt refinancing in the 2007 Predecessor period.

The unaudited pro forma data presented above are not necessarily indicative of the results of operations of Equistar that would have occurred had the transaction actually been consummated as of the beginning of the respective periods, nor are they necessarily indicative of future results.

4.       Asset Impairment

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

As a result of Hurricane Rita, Equistar also incurred various costs that are subject to insurance reimbursements.   Such costs include those incurred in conjunction with suspending operations at substantially all of its Gulf Coast plants, minor damage to facilities, and costs to restore operations.  Net income in 2005 included $19 million of such costs incurred by Equistar, of which all but a $5 million deductible under the relevant insurance policies are subject to reimbursement through insurance.  Equistar recognized benefits from insurance reimbursements related to its plants of $1 million in 2006.  There were no such reimbursements in 2007 and 2005.

6.       Related Party Transactions

As a result of the July 16, 2007 agreement and plan of merger between Basell and Lyondell, Equistar began reporting transactions, including sales of product, with the Basell Group as related party transactions beginning with the third quarter 2007 (see Note 3).  Equistar also conducts transactions with Lyondell and Occidental Petroleum Corporation (together with is subsidiaries and affiliates, collectively “Occidental”), which was considered a related party during the 2007 Predecessor period as a result of Occidental’s representation on the Lyondell Board of Directors prior to December 20, 2007.  Lyondell owns 100% of Houston Refining LP (formerly known as LYONDELL-CITGO Refining LP) and Millennium.  All of the above companies are considered related parties of Equistar.  In the discussion of related party transactions below, Lyondell refers to Lyondell Chemical Company and its wholly owned subsidiaries other than Houston Refining, Millennium and Equistar and their respective subsidiaries.

Index to the Consolidated Financial Statements
EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.           Related Party Transactions – (Continued)

Product Transactions with the Basell Group—Equistar sells high density polyethylene (“HDPE”) and low density polyethylene (“LDPE”) to the Basell Group at market-related prices under an agreement that requires Equistar to sell up to 50,000 pounds of HDPE and LDPE per month.  The initial term of the contract expired March 31, 2006 and continues year to year thereafter unless terminated by either party.  Equistar also sells propylene to the Basell Group at market-related prices under a multi-year agreement.

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

Product Transactions with Occidental—Equistar and Occidental, previously one of the partners of Equistar, entered into an ethylene sales agreement on May 15, 1998, which was amended effective April 1, 2004, pursuant to which Occidental agreed to purchase a substantial amount of its ethylene raw material requirements from Equistar.  Either party has the option to “phase down” volumes over time.  However, a “phase down” cannot begin until January 1, 2014 and the annual minimum requirements cannot decline to zero prior to December 31, 2018, unless certain specified force majeure events occur.  In addition to the sales of ethylene, from time to time Equistar has made sales of ethers and glycols to Occidental, and Equistar has purchased various other products from Occidental, all at market-related prices.

Product Transactions with Houston Refining LP—Equistar has product sales and raw material purchase agreements with Houston Refining, a wholly owned subsidiary of Lyondell as of August 16, 2006.  Certain ethylene co-products are sold by Equistar to Houston Refining for processing into gasoline and certain refined products are sold by Houston Refining to Equistar as raw materials.  Equistar also has processing and storage arrangements with Houston Refining and provides certain marketing services for Houston Refining.  All of the agreements between Houston Refining and Equistar are on terms generally representative of prevailing market prices.  Subsequent to August 16, 2006, transactions between Equistar and Houston Refining are reported as related party transactions of Lyondell.

Index to the Consolidated Financial Statements
EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.           Related Party Transactions – (Continued)

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

Lease Agreements with Occidental—Equistar subleases certain railcars from Occidental and leases its Lake Charles ethylene facility and the land related thereto from Occidental.  See Note 4 for additional information related to the Lake Charles ethylene facility.

Notes Receivable from Subsidiaries of Lyondell—On December 20, 2007 in conjunction with the execution of Lyondell’s new $1,150 million Accounts Receivable Securitization Facility (see Note 7), Equistar and a wholly owned, bankruptcy-remote subsidiary of Lyondell entered into a receivables sales agreement for the sale of substantially all of Equistar’s domestic accounts receivable to Lyondell, a portion of which are then sold under the Lyondell third party facility.  Under the agreement, Equistar received a subordinated note, the principal amount of which may vary based on the level of Equistar’s accounts receivable sold to the Lyondell subsidiary, proceeds received from such sales and any amount of interest capitalized.  The note, which matures one year and one day after the outstanding balance of Equistar’s accounts receivable sold, has been reduced to zero, bears interest at the alternate base rate, as defined.  At the option of the Lyondell subsidiary, the payment of interest, which is due one month in arrears, may be deferred and added to the principal amount outstanding under the note.  The balance of the note outstanding at December 31, 2007 was $741 million.

Also on December 20, 2007, Equistar and a subsidiary of Lyondell entered into a loan agreement under which Equistar shall, at the request of the Lyondell subsidiary, make advances up to and not exceeding $2,000 million dollars.  The loan, which bears interest at LIBOR plus 4%, matures in 2012.  Accrued interest due and payable may, at the option of the Lyondell subsidiary, be added to the outstanding principal amount of the note.  The balance of the note outstanding at December 31, 2007 was $44 million.  It is anticipated that Equistar and Lyondell will replace the loan agreement with a current account agreement for an indefinite period, under which Equistar may deposit excess cash balances with the Lyondell subsidiary and have access to uncommitted revolving lines of credit in excess of deposits.

Notes Payable to Millennium Chemicals Inc.—In 2007, Equistar and Millennium entered into loan agreements permitting Equistar to borrow up to $600 million from Millennium.  In connection with the acquisition of Lyondell by LyondellBasell Industries (see Note 3), the maturity of the notes was extended to February 16, 2008 from December 21, 2007, or earlier upon demand.  The notes bear interest, which is payable quarterly, at the London Interbank Offered Rate ("LIBOR”) plus 1.75%.  The balance of the notes outstanding at December 31, 2007 was $80 million and was paid in January 2008.

Related Party Borrowings-Push-Down—As a result of the acquisition of Lyondell by LyondellBasell Industries, on December 20, 2007 Equistar recorded related party borrowings under an unsecured current account agreement of $717 million for which it is not a primary obligor.

Index to the Consolidated Financial Statements
EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.       Related Party Transactions – (Continued)

Related party transactions are summarized as follows:

	Successor	Predecessor
Millions of dollars	For the period from December 21 through December 31,	For the period from January 1 through December 20,	For the year ended December 31,
	2007	2007	2006	2005

Equistar billed related parties for:
Sales of products and processing services:
Lyondell	$54	$1,741	$1,467	$1,202
Houston Refining	30	968	842	944
Occidental	25	753	780	755
Millennium	4	93	40	53
Basell Group	2	31	- -	- -

Shared services and shared site agreements:
Millennium	1	25	16	27
Lyondell	- -	16	24	20
Houston Refining	- -	- -	5	4

Interest – Lyondell	2	- -	- -	- -

Related parties billed Equistar for:
Purchases of products:
Houston Refining	$39	$970	$928	$394
Lyondell	15	411	352	307
Millennium	- -	10	9	8
Occidental	1	28	33	20
Basell Group	- -	3	- -	- -

Shared services, transition and lease agreements:
Lyondell	11	271	209	183
Millennium	- -	1	1	1
Occidental	- -	7	7	7
Houston Refining	- -	- -	1	1

Interest - Millennium	- -	16	- -	- -

Index to the Consolidated Financial Statements
EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.       Accounts Receivable

Equistar sells its products primarily to other chemical manufacturers in the petrochemical industry.  Equistar performs ongoing credit evaluations of its customers’ financial condition and, in certain circumstances, requires letters of credit from them.

Equistar’s allowance for doubtful accounts receivable, which is reflected in the Consolidated Balance Sheets as a reduction of accounts receivable, totaled $5 million at December 31, 2006.  There was no allowance for doubtful accounts receivable for the year ended December 31, 2007.  The Consolidated Statements of Income included provisions for doubtful accounts of less than $1 million in each of 2007 and 2006.  There were no provisions for doubtful accounts receivable in 2005.

On December 20, 2007, as part of the acquisition of Lyondell by LyondellBasell Industries, Lyondell entered into a $1,150 million Accounts Receivable Securitization Facility.  Concurrently, Equistar entered into a receivable sales agreement with Lyondell and terminated its $600 million accounts receivable sales facility.

Pursuant to the new receivables sales agreement, Equistar sells, on an ongoing basis and without recourse, substantially all of its domestic accounts receivable to a wholly owned bankruptcy-remote subsidiary of Lyondell.  The payment received for these sales may, at the option of Lyondell, be a combination of cash and notes payable.  A portion of the Equistar accounts receivables sold under the facility with Lyondell may then be sold under Lyondell’s $1,150 million Accounts Receivable Securitization Facility.

Accounts receivable in the Consolidated Balance Sheets are reduced by the outstanding amount of accounts receivable sold to Lyondell.  Increases and decreases in the amounts sold are reflected in operating cash flows in the Consolidated Statements of Cash Flows, representing collections of sales revenue.  Fees related to the sales are included in “Selling, general and administrative expenses” in the Consolidated Statements of Income.

At December 31, 2007, the outstanding amount of receivables sold by Equistar to Lyondell was $1,407 million for which Equistar received cash proceeds of $666 million and a note receivable from Lyondell for $741 million (see Note 6).  At December 31, 2006, there were no outstanding receivables sold under the previous facility.

Prior to January 2006, discounts were offered to certain customers for early payment for product.  As a result, some receivable amounts were collected in December 2005 that otherwise would have been expected to be collected in January 2006.  This included collections of $84 million in December 2005 related to receivables from Occidental.

8.       Inventories

Inventories consisted of the following components at December 31:
	Successor	Predecessor
Millions of dollars	2007	2006
Finished goods	$902	$452
Work-in-process	40	14
Raw materials	650	225
Materials and supplies	162	118
Total inventories	$1,754	$809

Index to the Consolidated Financial Statements
EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.       Inventories – (Continued)

The increase in inventory is primarily due to the revaluation of inventory at December 31, 2007 to the values assigned in accounting for the acquisition of Lyondell by LyondellBasell Industries.

At December 31, 2007, approximately 95% of Equistar’s inventories, excluding materials and supplies and in-transit inventory were valued using the LIFO method.

The excess of the current replacement cost over book value of those inventories that are carried at cost using the LIFO method was approximately $15 million and $381 million at December 31, 2007 and 2006, respectively.

9.       Property, Plant and Equipment, Goodwill and Other Assets

The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows at December 31:

	Successor	Predecessor
Millions of dollars	2007	2006
Land	$46	$85
Manufacturing facilities and equipment	4,890	6,093
Construction in progress	193	141
Total property, plant and equipment	5,129	6,319
Less accumulated depreciation	(13)	(3,473)
Property, plant and equipment, net	$5,116	$2,846

The increases in property, plant and equipment, goodwill and other assets in 2007 are due to the revaluation of the related assets to reflect the values assigned in the accounting for the acquisition of Lyondell by LyondellBasell Industries.  The increase in depreciation and amortization expense in 2007 reflects the related effect of the revaluation of property, plant and equipment and other assets.

Maintenance and repair expenses were $10 million and $300 million, respectively, for the Successor and Predecessor periods in 2007, $287 million in 2006 and $261 million in 2005.  No interest was capitalized to property, plant and equipment during the three-year period ended December 31, 2007.

As a result of the acquisition of Lyondell by LyondellBasell Industries on December 20, 2007, Equistar recognized $750 million of goodwill reflecting the excess of the purchase price allocated by LyondellBasell Industries to Equistar over the fair value assigned to the net tangible and intangible assets of Equistar (see Notes 3 and 20).  In addition, Equistar has recognized in its financial statements $340 million of debt issuance costs related to $17,692 million of push-down debt for which Equistar is not the primary obligor, but which it has guaranteed, and which was used by LyondellBasell Industries in the acquisition of Lyondell.

Index to the Consolidated Financial Statements
EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.       Property, Plant and Equipment, Goodwill and Other Assets – (Continued)

The components of other assets, at cost, and the related accumulated amortization were as follows at December 31:

	Successor				Predecessor
	2007				2006
Millions of dollars	Cost	Accumulated Amortization		Net	Cost	Accumulated Amortization		Net
Identifiable intangible assets:
Emission credits	$486	$	- -	$486	$35	$	- -	$35
Various contracts	211		(1)	210	- -		- -	- -
Turnaround costs	190		(2)	188	324		(157)	167
Technology, patents and licenses	30		- -	30	- -		- -	- -
Software costs	32		- -	32	100		(68)	32
Debt issuance costs	4		- -	4	46		(28)	18
Debt issuance costs on Push-down debt	340		(6)	334	- -		- -	- -
Catalyst costs	11		- -	11	44		(31)	13
Other	37		- -	37	44		(24)	20
Total intangible assets	$1,341		$(9)	1,332	$593		$(308)	285
Pension asset				8				6
Other				4				5
Total other assets, net				$1,344				$296

Amortization of these identifiable intangible assets for the next five years is expected to be $304 million in 2008, $116 million in 2009, $102 million in 2010, $86 million in 2011 and $79 million in 2012.

Depreciation and amortization expense is summarized as follows:

	Successor	Predecessor
Millions of dollars	For the period from December 21 through December 31,	For the period from January 1 through December 20,	For the year ended December 31,
	2007	2007	2006	2005
Property, plant and equipment	$14	$249	$254	$254
Turnaround costs	2	43	40	38
Software costs	- -	11	17	18
Other	1	12	13	12
Total depreciation and amortization	$17	$315	$324	$322

In addition to the depreciation and amortization expense shown above, amortization of debt issuance costs included in interest expense in the Consolidated Statements of Income was less than $1 million and $4 million, respectively, for the Successor and Predecessor periods in 2007, and $5 million in each of 2006 and 2005.

Index to the Consolidated Financial Statements
EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.           Property, Plant and Equipment, Goodwill and Other Assets – (Continued)

Equistar believes that there are asset retirement obligations associated with some of its facilities, but that the present value of those obligations normally is not material in the context of an indefinite expected life of the facilities.  Equistar continually reviews the optimal future alternatives for its facilities.  Any decision to retire one or more facilities would result in an increase in the present value of such obligations.  At December 31, 2007 and 2006, the liabilities that had been recognized for all asset retirement obligations were $16 million and $12 million, respectively.

10.       Accounts Payable

Accounts payable at December 31, 2007 and 2006 included liabilities in the amount of $7 million for checks issued in excess of associated bank balances but not yet presented for collection.

11.       Accrued Liabilities

Accrued liabilities consisted of the following components at December 31:

	Successor	Predecessor
Millions of dollars	2007	2006
Payroll and benefits	$131	$92
Pension and other postretirement benefits	7	7
Taxes other than income taxes	70	68
Interest	5	60
Product sales rebates	36	28
Deferred revenues	26	36
Other	20	21
Total accrued liabilities	$295	$312

The carrying amount of accrued liabilities were not changed in accounting for the acquisition of Lyondell by LyondellBasell Industries.

12.       Deferred Revenues

Deferred revenues at December 31, 2007 and 2006 of $142 million and $175 million, respectively, represent advances from customers as partial prepayments for products to be delivered under long-term product supply contracts.  Equistar is recognizing this deferred revenue as the associated product is delivered.  Trade sales and other operating revenues included $38 million for the combined 2007 Successor and Predecessor periods and $13 million and $22 million in 2006 and 2005, respectively, of such previously deferred revenues.

Index to the Consolidated Financial Statements
EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.           Long-Term Debt

As a result of the December 20, 2007 acquisition of Lyondell by LyondellBasell Industries, Equistar recorded the following push-down debt for which it is not a primary obligor.

Millions of dollars
Term loan A due 2013	$1,500
Term loan B due 2014 ($75 million of discount)	7,475
Interim Loan	8,000
Total long-term debt	16,975
Less current maturities	(146)
Total long-term debt, net	$16,829

Aggregate maturities of the debt are $146 million in 2008, $147 million in 2009, $225 million in 2010, $301 million in 2011, $413 million in 2012 and $15,743 million thereafter.

If not repaid prior to the 12 months tenure, the Interim Loan converts to a senior secured loan in December 2008 and is due in December 2015.  The push-down debt represents acquisition-related debt for which Equistar is not the borrower, but the debt is guaranteed by Equistar and secured by its assets.  The primary obligor under Term loans A and B is Lyondell and under the Interim Loan is LyondellBasell Industries.  Equistar does not expect that it will be required to fund a substantial portion of the push-down debt.

Long-term debt under which Equistar is the primary obligor consisted of the following at December 31:

	Successor	Predecessor
Millions of dollars	2007	2006
Senior Notes due 2008, 10.125%	$8	$700
Senior Notes due 2011, 10.625%	4	707
Debentures due 2026, 7.55% ($21 million of discount)	129	150
Notes due 2009, 8.75%	15	600
Other	- -	3
Total long-term debt	156	2,160
Less current maturities	(27)	- -
Total long-term debt, net	$129	$2,160

Aggregate maturities of long-term debt under which Equistar is the primary obligor are $27 million in 2008 and $129 million in 2026.

On December 20, 2007, in connection with the acquisition of Lyondell by LyondellBasell Industries, Equistar, together with Lyondell and a U.S.-based subsidiary of the Basell Group, entered into a five-year $1,000 million senior secured inventory-based credit facility.  Loans under this facility, which matures in December 2012, bear interest, at the option of the borrower, of the applicable margin plus the alternate base rate, as defined, or the current LIBO rate, as defined.

Index to the Consolidated Financial Statements
EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.           Long-Term Debt – (Continued)

The senior secured inventory-based credit facility contains covenants that subject to certain exceptions, restrict, among other things, debt incurrence, lien incurrence, investments, certain payments on indebtedness, sales of assets and mergers, amendment of terms of certain indebtedness and material obligations, and affiliate transactions and covenants that establish maximum levels of capital expenditures, all of which are substantially similar to the LyondellBasell Industries Senior Secured Credit Facility.  The inventory-based credit facility also provides that if for any period of four consecutive quarters the Fixed Charge Coverage Ratio, as defined, of LyondellBasell Industries, on a consolidated basis, for any period of four consecutive quarters is less than 1.1:1, then during the next quarter, total excess availability may not be less than $200 million for five consecutive business days or more unless on each such day, total excess availability is at least $150 million and total collateral availability is at least $275 million.

Also, on December 20, 2007, Equistar repaid $300 million principal amount outstanding under its then-existing $400 million inventory-based revolving credit facility and terminated the facility.

Pursuant to tender offers, in December 2007, Equistar repaid $1,373 million principal amount of debt, comprising $585 million of its 8.75% Notes due 2009, $396 million of its 10.625% Senior Notes due 2011 and $392 million of its 10.125% Senior Notes due 2008, paying premiums totaling $71 million.  In conjunction with the tender offers, on December 5, 2007, Equistar obtained consents from holders of the tendered notes to effect certain proposed amendments to the indentures governing the notes, including the elimination of substantially all the restrictive covenants.

Also during 2007, Equistar repaid $300 million principal amount of its 10.125% Senior Notes due 2008 and $300 million principal amount of its 10.625% Senior Notes due 2011, paying premiums totaling $32 million.

In February 2008, Equistar called and repaid the remaining principal amounts of $15 million of its 8.75% Notes due 2009, $4 million of its 10.625% Senior Notes due 2011 and $8 million of its 10.125% Senior Notes due 2008, paying premiums totaling $2 million.

Equistar’s remaining 7.55% Debentures, due 2026, cannot be redeemed prior to maturity.  During 2006, Equistar repaid the $150 million of 6.5% Notes outstanding, which matured in February 2006.

The indenture for Equistar’s 7.55% Debentures due 2026 contains covenants that, subject to exceptions, restrict, among other things, lien incurrence, sale and leaseback transactions and mergers.  Equistar’s 7.55% Debentures are secured equally and ratably with the LyondellBasell Industries Senior Secured Credit Facility and Interim Loan generally by liens on any Equistar plant for the production of petrochemicals and ownership interests in such plants.

Lyondell is a guarantor of Equistar’s 7.55% Debentures due 2026.

Equistar is a guarantor of certain debt borrowed by Lyondell under the LyondellBasell Industries Senior Secured Credit Facility, including $1,500 million and $7,550 million, respectively, under the term loans A and B facilities; and  certain LyondellBasell Industries debt, including an $8,000 million Interim loan, 8.375% High Yield Notes due 2015, comprising borrowings of $615 million and €500 million ($736 million), and amounts borrowed by the Basell Group under the Senior Secured Credit Facility, consisting of $500 million borrowed under term loan A and €1,287 million ($1,894 million) under term loan B.  Equistar is also is a guarantor for amounts borrowed under the senior secured inventory-based credit facility by other Lyondell subsidiaries and a U.S.-based subsidiary of the Basell Group.  At December 31, 2007, borrowings of $100 million were outstanding under the inventory-based credit facility all on the part of Lyondell.

Index to the Consolidated Financial Statements
EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.           Lease Commitments

Equistar leases various facilities and equipment under noncancelable operating lease arrangements for varying periods.  Operating leases include leases of railcars used in the distribution of products in Equistar’s business.  As of December 31, 2007, future minimum lease payments for the next five years and thereafter, relating to all noncancelable operating leases with lease terms in excess of one year were as follows:

Millions of dollars
2008	$89
2009	79
2010	70
2011	56
2012	51
Thereafter	322
Total minimum lease payments	$667

Net rental expense for 2007, 2006 and 2005 was $121 million, $106 million and $103 million, respectively.

15.       Financial Instruments and Derivatives

Equistar is exposed to commodity price volatility related to anticipated purchases of natural gas and other raw materials and sales of its products.  Equistar selectively uses commodity swap, option, and futures contracts with various terms to manage the volatility related to these risks.  Such contracts are generally limited to durations of one year or less.

Designation of the derivatives as fair value or cash flow hedges is performed on a specific exposure basis.  Cash-flow hedge accounting is normally elected for these derivative transactions; however, in some cases, when the duration of a derivative is short, hedge accounting is not elected.  When hedge accounting is not elected, the changes in fair value of these instruments are recorded in earnings.  When hedge accounting is elected, gains and losses on these instruments are deferred in accumulated other comprehensive income (“AOCI”) until the underlying transaction is recognized in earnings.

Earnings included net gains from derivative transactions of $4 million in 2007 and $1 million in each of 2006 and 2005.

In 2007, Equistar entered into futures contracts designated as cash flow hedges to offset the effect of changes in the price of silver used as catalyst in the production process.  At December 31, 2007, futures contracts for 1 million troy ounces of silver in the notional amount of $15 million, maturing in September 2008, were outstanding.  Gains, related to these cash flow hedges, of less than $1 million were deferred in AOCI as of December 31, 2007.

Equistar also entered into futures contracts in 2007 and 2006 designated as cash flow hedges to offset the changes in the price of natural gas.  At December 31, 2007, futures contracts for 620,000 mmbtu of natural gas in the notional amounts of $5 million were outstanding.  Net losses of less than $1 million related to these contracts, which mature in January and February 2008, were deferred in AOCI as of December 31, 2007.  There were no outstanding contracts at December 31, 2006.

Index to the Consolidated Financial Statements
EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.       Financial Instruments and Derivatives – (Continued)

The fair value of all nonderivative financial instruments included in current assets and current liabilities, including cash and cash equivalents, accounts receivable and accounts payable, approximated their carrying value due to their short maturity.  Based on the borrowing rates currently available to Equistar for debt with terms and average maturities similar to Equistar's debt portfolio, the fair value of Equistar’s long-term debt, including amounts due within one year, was approximately $149 million and $2,255 million at December 31, 2007 and 2006, respectively.

16.           Pension and Other Postretirement Benefits

All full-time regular employees are covered by defined benefit pension plans sponsored by Equistar.  Retirement benefits are generally based upon years of service and the employee’s highest compensation for any consecutive 36-month period during the last 120 months of service or other compensation measures as defined under the respective plan provisions.  Equistar funds the plans through contributions to pension trust funds, generally subject to minimum funding requirements as provided by applicable law.  Equistar also has unfunded supplemental nonqualified retirement plans, which provide pension benefits for certain employees in excess of the U.S. tax-qualified plans’ limits.  In addition, Equistar sponsors unfunded postretirement benefit plans other than pensions, which provide medical and life insurance benefits.  The postretirement medical plans are contributory, while the life insurance plans are generally non contributory.  The life insurance benefits are provided to employees who retired before July 1, 2002.

Index to the Consolidated Financial Statements
EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.           Pension and Other Postretirement Benefits – (Continued)

The following table provides a reconciliation of projected benefit obligations, plan assets and the funded status of these plans:

	Pension Benefits		Other Postretirement Benefits
Millions of dollars	2007	2006	2007		2006
Change in benefit obligation:
Benefit obligation, January 1	$275	$256		$106		$110
Service cost	22	23		2		3
Interest cost	15	14		6		5
Actuarial gain	(13)	(8)		(6)		(7)
Benefits paid	(14)	(10)		(5)		(5)
Benefit obligation, December 31	285	275		103		106
Change in plan assets:
Fair value of plan assets, January 1	229	169
Actual return on plan assets	18	20
Partnership contributions	41	50
Benefits paid	(14)	(10)
Fair value of plan assets, December 31	274	229
Funded status, December 31	(11)	(46)		(103)		(106)

Amounts not recognized in benefit costs:
Actuarial and investment gain (loss)	- -	46		- -		(5)
Prior service benefit	- -	(1)		- -		(2)
Net amount recognized in benefit costs	$(11)	$(1)		$(103)		$(113)

Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost	$8	$5	$	- -	$	- -
Accrued benefit liability, current	- -	- -		(6)		(6)
Accrued benefit liability, long-term	(19)	(51)		(97)		(100)
Funded status, December 31,	$(11)	$(46)		$(103)		$(106)
Accumulated other comprehensive (income) loss	- -	45		- -		(7)
Net amount recognized in benefit costs	$(11)	$(1)		$(103)		$(113)

Additional Information:
Accumulated benefit obligation for defined benefit plans, December 31	$234	$224
Decrease in minimum liability, prior to application of SFAS No. 158, included in other comprehensive income	- -	(5)

Index to the Consolidated Financial Statements
EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.           Pension and Other Postretirement Benefits – (Continued)

Pension plans with projected benefit obligations in excess of the fair value of assets are summarized as follows at December 31:

Millions of dollars	2007	2006
Projected benefit obligation	$214	$257
Fair value of assets	195	205

Pension plans with accumulated benefit obligations in excess of the fair value of assets are summarized as follows at December 31:

Millions of dollars	2007	2006
Accumulated benefit obligation	$6	$61
Fair value of assets	- -	48

The following table provides the components of net periodic pension costs:

	Successor	Predecessor
Millions of dollars	For the period from December 21 through December 31,	For the period from January 1 through December 20,	For the year ended December 31,
	2007	2007	2006	2005
Net periodic pension cost:
Service cost	$1	$22	$23	$21
Interest cost	1	14	14	13

Actual return on plan assets	(1)	(17)	(20)	(10)
Less-return in excess of (less than) expected return	- -	- -	6	(2)
Expected return on plan assets	(1)	(17)	(14)	(12)
Actuarial and investment loss amortization	- -	3	5	6
Net periodic pension cost	$1	$22	$28	$28

As a result of purchase accounting, there are no defined benefit pension plans actuarial losses or prior service costs components included in AOCI at December 31, 2007.

Index to the Consolidated Financial Statements
EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.           Pension and Other Postretirement Benefits – (Continued)

The following table provides the components of other postretirement benefit costs:

	Successor	Predecessor
Millions of dollars	For the period from December 21 through December 31,	For the period from January 1 through December 20,	For the year ended December 31,
	2007	2007	2006	2005
Net periodic other postretirement benefit cost:
Service cost	$ - -	$2	$3	$3
Interest cost	- -	6	5	6
Prior service cost amortization	- -	- -	- -	2
Net periodic other postretirement benefit cost	$ - -	$8	$8	$11

Net other postretirement benefit cost was less than $1 million in the 2007 Successor period and comprised service cost, interest cost and prior service cost amortization, each of which were less than $1 million.

As a result of purchase accounting, there are no defined benefit postretirement plan actuarial losses or prior service benefits included in AOCI at December 31, 2007.

The assumptions used in determining the net benefit liabilities were as follows at December 31:

	Pension Benefits		Other Postretirement Benefits
	2007	2006	2007	2006
Weighted-average assumptions as of December 31:
Discount rate	6.25%	5.75%	6.25%	5.75%
Rate of compensation increase	4.50%	4.50%	4.50%

The assumptions used in determining net benefit costs were as follows for the year ended December 31:

	Pension Benefits			Other Postretirement Benefits
	2007	2006	2005	2007	2006	2005
Weighted-average assumptions for the year:
Discount rate	5.75%	5.50%	5.75%	5.75%	5.50%	5.75%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	4.50%	4.50%	4.50%

Index to the Consolidated Financial Statements
EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.           Pension and Other Postretirement Benefits – (Continued)

The assumed annual rate of increase in the per capita cost of covered health care benefits as of December 31, 2007 was 9% for 2008, decreasing 1% per year to 5% in 2012 and thereafter.  At December 31, 2007, similar cost escalation assumptions were used.  The health care cost trend rate assumption does not have a significant effect on the amounts reported due to limits on Equistar’s maximum contribution level to the medical plan.  To illustrate, increasing or decreasing the assumed health care cost trend rates by one percentage point in each year would change the accumulated other postretirement benefit liability as of December 31, 2007 by less than $1 million and would not have a material effect on the aggregate service and interest cost components of the net periodic other postretirement benefit cost for the year then ended.

Management’s goal is to manage pension investments over the long term to achieve optimal returns with an acceptable level of risk and volatility.  Equistar’s targeted asset allocations of 55% U.S. equity securities, 15% non-U.S. equity securities, 25% fixed income securities and 5% investments in real estate are based on recommendations by Equistar’s independent pension investment advisor.  Equistar’s expected long-term rate of return on plan assets of 8% is based on the average level of earnings that its independent pension investment advisor has advised could be expected to be earned over time on such allocation.  Investment policies prohibit investments in securities issued by Equistar or an affiliate, such as Lyondell or Millennium, or investment in speculative derivative instruments.  The investments except for real estate, are marketable securities that provide sufficient liquidity to meet expected benefit obligation payments.

Equistar’s pension plan weighted-average asset allocations by asset category were as follows at December 31:

Asset Category	2007 Policy	2007	2006
U.S. equity securities	55%	56%	56%
Non-U.S. equity securities	15%	16%	17%
Fixed income securities	25%	24%	27%
Real estate investments	5%	4%	- -
Total	100%	100%	100%

There are no required contributions due to the pension plans in 2008.

As of December 31, 2007, future expected benefit payments by the plans, which reflect expected future service, as appropriate, were as follows:

Millions of dollars	Pension Benefits	Other Benefits
2008	$18	$7
2009	19	7
2010	19	8
2011	20	8
2012	21	8
2013 through 2017	122	41

Equistar also maintains voluntary defined contribution savings plans for eligible employees.  Contributions to these plans by Equistar were $14 million for the combined Successor and Predecessor periods in 2007, $13 million in 2006 and $12 million in 2005.

Index to the Consolidated Financial Statements
EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.           Commitments and Contingencies

Commitments—Equistar has various purchase commitments for materials, supplies and services incident to the ordinary conduct of business, generally for quantities required for its businesses and at prevailing market prices.  Equistar is also a party to various obligations to purchase products and services, principally for utilities and industrial gases.  These commitments are designed to assure sources of supply and are not expected to be in excess of normal requirements.  See also Note 6, describing related party transactions.  At December 31, 2007, future minimum payments under those contracts with noncancelable contract terms in excess of one year and fixed minimum payments were as follows:

Millions of dollars
2008	$304
2009	291
2010	280
2011	278
2012	277
Thereafter through 2023	2,272
Total minimum contract payments	$3,702

Equistar’s total purchases under these agreements were $439 million, $416 million and $494 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Environmental Remediation—Equistar’s accrued liability for future environmental remediation costs totaled $4 million as of December 31, 2007 and 2006.  In the opinion of management, there is no material estimable range of reasonably possible loss in excess of the liability recorded for environmental remediation.  However, it is possible that new information about the sites for which the accrual has been established, new technology or future developments such as involvement in investigations by regulatory agencies, could require Equistar to reassess its potential exposure related to environmental matters.

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

Index to the Consolidated Financial Statements
EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.           Partners’ Capital (Deficit)

On December 20, 2007, as a result of the acquisition of Lyondell by LyondellBasell Industries, Equistar’s consolidated financial statements reflect a revaluation of Equistar’s assets and liabilities, to reflect the values assigned in LyondellBasell Industries’ accounting for the purchase of Lyondell.  In addition, Equistar recognized in its financial statements $17,692 million of push-down debt for which Equistar is not the primary obligor, but which it has guaranteed, and which was used by LyondellBasell Industries in the acquisition of Lyondell (see Notes 1, 6 and 13). The push-down debt and related interest do not represent direct obligations of Equistar, and accordingly are not allocated to the individual partner’s accounts in the Consolidated Statement of Partners’ Capital.  Prior to the acquisition on December 20, 2007, Equistar’s partners capital was $2,993 million, representing equity of Equistar acquired through sources other than financing of the Lyondell acquisition.

As part of the acquisition of Lyondell by LyondellBasell Industries on December 20, 2007, Lyondell made a contribution to Equistar of $1,703 million, which was used to repay certain Equistar debt (see Note 13), resulting in an increase of Lyondell’s direct ownership interest from 70.5% to approximately 79% and a corresponding decrease in Millennium’s ownership interest from 29.5% to approximately 21%.

Accumulated Other Comprehensive Loss—At December 20, 2007, the $36 million balance of Equistar’s accumulated other comprehensive loss represented unrecognized benefit costs associated with the application of SFAS No. 158.  There was no balance in accumulated other comprehensive income (loss) at December 31, 2007 as a result of LyondellBasell’s accounting for the purchase of Lyondell.

19.       Supplemental Cash Flow Information

Supplemental cash flow information is summarized as follows for the years ended December 31:

	Predecessor
Millions of dollars	For the period from January 1 through December 20,	For the year ended December 31,
	2007	2006	2005
Cash paid for interest	$233	$216	$221
Cash paid for interest – related party	15	- -	- -
Total	$248	$216	$221

Interest payments in the 11-day Successor period were less than $1 million.

As part of the December 20, 2007 acquisition transaction, Equistar sold $741 million of accounts receivable to a subsidiary of Lyondell in exchange for a subordinated note receivable from the Lyondell subsidiary (see Note 6).

Index to the Consolidated Financial Statements
EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20.       Segment and Related Information

As a result of the acquisition of Lyondell by LyondellBasell Industries, Equistar established new business segments through which its operations are managed as part of LyondellBasell Industries.  Based on this analysis, Equistar concluded that management is focused on the two segments listed below.

•
Chemicals, primarily manufacturing and marketing of ethylene; its co-products, including propylene, butadiene and aromatics, which include benzene and toluene; ethylene derivatives, including ethylene glycol, ethylene oxide (“EO”), and other EO derivatives, as well as ethanol; gasoline blending components such as MTBE and alkylate; and

•	Polymers, including manufacturing and marketing of polyethylene, including high density polyethylene, low density polyethylene and linear low density polyethylene, and polypropylene.

The accounting policies of the segment are the same as those described in “Summary of Significant Accounting Policies” (see Note 2) except that segment operating results reported to management reflect cost of sales determined under the first-in, first-out (“FIFO”) method of accounting for inventory.  These FIFO-basis operating results are reconciled to LIFO-basis operating results in the following table.

No trade customer accounted for 10% or more of Equistar’s consolidated sales during any year in the three-year period ended December 31, 2007; however, sales to Lyondell were approximately 13%, 11% and 10% for the years ended December 31, 2007, 2006 and 2005, respectively.

Index to the Consolidated Financial Statements
EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20.           Segment and Related Information – (Continued)

Summarized financial information concerning reportable segments is shown in the following table for the periods presented.

Millions of dollars	Chemicals	Polymers	Other		Consolidated
2007
Sales and other operating revenues
Customers	$9,999	$3,495	$	- -	$13,494
Intersegment	2,432	- -		(2,432)	- -
	12,431	3,495		(2,432)	13,494

Segment operating income (loss)	379	156		(22)	513
Adjustment to LIFO basis					(498)
Operating income					15
Capital expenditures	219	19		2	240
Depreciation and amortization expense	268	62		2	332

2006
Sales and other operating revenues
Customers	$9,341	$3,424	$	- -	$12,765
Intersegment	2,227	- -		(2,227)	- -
	11,568	3,424		(2,227)	12,765

Segment operating income	689	137		- -	826
Adjustment to LIFO basis					(2)
Operating income					824
Capital expenditures	149	19		- -	168
Depreciation and amortization expense	258	63		3	324

2005
Sales and other operating revenues
Customers	$8,576	$3,110	$	- -	$11,686
Intersegment	2,125	- -		(2,125)	- -
	10,701	3,110		(2,125)	11,686

Segment operating income	1,017	104		- -	1,121
Adjustment to LIFO basis					(153)
Operating income					968
Capital expenditures	141	12		- -	153
Depreciation and amortization expense	255	62		5	322

Index to the Consolidated Financial Statements
EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20.           Segment and Related Information – (Continued)

Sales and other operating revenues in the “Other” column above include elimination of intersegment transactions.  Other segment results in 2007 include a $22 million charge for the value of the purchase price allocated by LyondellBasell Industries to Equistar’s IPR&D.

In 2006, the operating income of the chemicals segment included a $135 million charge for impairment of the net book value of the Lake Charles, Louisiana ethylene facility (see Note 4).

The 2007 data above comprises:

	Successor	Predecessor	Total
Millions of dollars	For the period from December 21 through December 31, 2007	For the period from January 1 through December 20 2007	For the year ended December 31, 2007
Sales and other operating revenues	$457	$13,037	$13,494
Operating income (loss)	(66)	81	15
Capital expenditures	12	228	240
Depreciation and amortization expense	17	315	332

Long-lived assets of continuing operations, including goodwill, are summarized and reconciled to the consolidated totals in the following table with the exception of turnaround costs.  Turnaround costs, as defined in Note 2 are reconciled to “Total other assets, net” in Note 9.

Millions of dollars	Chemicals	Polymers	Total
2007
Property, plant and equipment, net	$4,520	$596	$5,116
Goodwill	500	250	750

2006
Property, plant and equipment, net	$2,202	$644	$2,846
Goodwill	- -	- -	- -

2005
Property, plant and equipment, net	$2,413	$650	$3,063
Goodwill	- -	- -	--

Index to the Consolidated Financial Statements

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Equistar performed an evaluation, under the supervision and with the participation of its management, including the President and Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of Equistar’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2007.  Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Equistar’s disclosure controls and procedures are effective.

There were no changes in Equistar’s internal control over financial reporting that occurred during Equistar’s last fiscal quarter (the fourth quarter 2007) that have materially affected, or are reasonably likely to materially affect, Equistar’s internal control over financial reporting.

Equistar’s management’s report on internal control over financial reporting appears on page 49 of this Annual Report on Form 10-K.  The effectiveness of Equistar’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B.  Other Information

None.

Index to the Consolidated Financial Statements

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Omitted pursuant to General Instruction I of Form 10-K.  See “Item 1. Business—Additional Information Available” for information regarding Equistar’s code of ethics.

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

Omitted pursuant to General Instruction I of Form 10-K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Omitted pursuant to General Instruction I of Form 10-K.

Item 14.  Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table presents fees for audit services rendered by PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) for the audit of Equistar’s annual financial statements for the years ended December 31, 2007 and 2006, and fees billed or expected to be billed for audit-related, tax and all other services rendered by PricewaterhouseCoopers during those periods.

Thousands of dollars	2007	2006
Audit fees (a)	$ 1,295	$1,362
Audit-related fees (b)	324	270
Tax fees	- -	- -
All other fees	- -	- -
Total	$ 1,619	$1,632
(a)

Audit fees consist of the aggregate fees and expenses billed or expected to be billed for professional services rendered by PricewaterhouseCoopers for the audit of Equistar’s annual financial statements, the review of financial statements included in Equistar’s Form 10-Qs or for services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for those fiscal years.    The 2006 audit fees shown in the table above reflect a reduction of $150,000 related to fees that were originally estimated, but were not incurred with respect to 2006.  Of the 2006 audit fees shown in the table, $150,000 represents fees and expenses billed in 2007 related to 2006 audit services.  Of the 2007 audit fees shown in the table, $315,000 represents fees and expenses expected to be billed in 2008 related to 2007 audit services.

(b)
Audit-related fees consist of the aggregate fees billed for assurance and related services by PricewaterhouseCoopers that are reasonably related to the performance of the audit or review of Equistar’s financial statements.  This category includes fees related to: the performance of audits of Equistar’s benefit plans; agreed-upon or expanded audit procedures relating to accounting and/or billing records required to respond to or comply with financial, accounting or regulatory reporting matters; and consultations as to the accounting or disclosure treatment of transactions or events and/or the actual or potential impact of final or proposed rules, standards or interpretations by regulatory or standard setting bodies.  Of the 2006 audit-related fees shown in the table, $188,000 represents fees billed in 2007 for 2006 audit-related services.  Of the 2007 audit-related fees shown in the table, $324,000 represents fees expected to be billed in 2008 for 2007 audit-related services.

Index to the Consolidated Financial Statements

Pre-Approval Policy

Generally, the Partnership Governance Committee of Equistar serves as Equistar’s Audit Committee, and is directly responsible for overseeing the work of the independent registered public accounting firm.  However, Equistar is a wholly owned subsidiary of Lyondell, and Equistar’s Partnership Governance Committee has delegated to Lyondell’s Board of Directors the responsibility for reviewing and pre-approving all audit and non-audit services to be provided for Equistar by Equistar’s independent registered public accounting firm (including affiliates or related member firms).

A centralized service request procedure is used for all requests for the independent registered public accounting firm to provide services to Equistar.  Under this procedure, all requests for the independent registered public accounting firm to provide services to Equistar initially are submitted to Lyondell’s Vice President and Controller.  Each such request must include a detailed description of the services to be rendered.  If the proposed services have not already been pre-approved by Lyondell’s Board of Directors, Lyondell’s Vice President and Controller will submit the request and a detailed description of the proposed services to Lyondell’s Board of Directors.  Requests to provide services that require pre-approval by Lyondell’s Board of Directors also must include a statement as to whether, in the view of Lyondell’s Vice President and Controller, the request is consistent with the SEC’s rules on independent registered public accounting firm independence.

The Partnership Governance Committee has designated Lyondell’s Chief Financial Officer to review compliance with the pre-approval policy.  Lyondell’s Chief Financial Officer will report to Lyondell’s Board of Directors periodically on the results of the monitoring.

Index to the Consolidated Financial Statements

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)       The following exhibits are filed as a part of this report:

Exhibit Number	Description of Document
3.1	Certificate of Limited Partnership of the Registrant dated as of October 17, 1997 (6)
3.1(a)	Certificate of Amendment to the Certificate of Limited Partnership of the Registrant dated as of May 15, 1998 (6)
3.1(b)	Certificate of Amendment to the Certificate of Limited Partnership of the Registrant dated as of October 31, 2002 (6)
3.1(c)	Certificate of Amendment to the Certificate of Limited Partnership of the Registrant dated as of November 30, 2004 (6)
3.1(d)	Amendment to Certificate of Limited Partnership of the Registrant dated as of December 18, 2007 (7)
3.2	Amended and Restated Limited Partnership Agreement of the Registrant dated as of December 19, 2007 (7)
4.1	Indenture between Lyondell Petrochemical Company and Texas Commerce Bank National Association, as Trustee, dated as of January 29, 1996 (1)
4.1(a)
First Supplemental Indenture dated as of February 15, 1996, between Lyondell Petrochemical Company and Texas Commerce Bank National Association, as Trustee, to the Indenture dated as of January 29, 1996 (1)

4.1(b)
Second Supplemental Indenture dated as of December 1, 1997, among Lyondell Petrochemical Company, the Registrant and Texas Commerce Bank National Association, as Trustee, to the Indenture dated as of January 29, 1996 (1)

4.1(c)	Third Supplemental Indenture dated as of November 3, 2000 among Lyondell Chemical Company, the Registrant and The Chase Manhattan Bank, as Trustee, to the Indenture dated as of January 29, 1996 (2)
4.1(d)	Fourth Supplemental Indenture dated as of November 17, 2000 among Lyondell Chemical Company, the Registrant and The Chase Manhattan Bank, as Trustee, to the Indenture dated as of January 29, 1996 (2)
4.2	Senior Secured Credit Agreement dated as of December 20, 2007 (8)
4.3	Interim Loan Credit Agreement dated as of December 20, 2007 (8)
4.4
Indenture dated as of August 10, 2005 among Nell AF S.A.R., the guarantors named therein, The Bank of New York, as Trustee, Registrar, Paying Agent, Transfer Agent and Listing Agent, ABN AMRO Bank N.V., as Security Agent, and AIB/BNY Fund Management (Ireland) Limited, as Irish Paying Agent (8)

4.4(a)	Supplemental Indenture dated as of February 2, 2006 to the Indenture dated as of August 10, 2005 (8)
4.4(b)	Second Supplemental Indenture dated as of May 11, 2007 to the Indenture dated as of August 10, 2005 (8)
4.4(c)	Third Supplemental Indenture dated as of July 26, 2007 to the Indenture dated as of August 10, 2005 (8)
4.4(d)	Fourth Supplemental Indenture dated as of December 20, 2007 to the Indenture dated as of August 10, 2005 (8)
4.5	Senior Secured Inventory-Based Credit Agreement dated as of December 20, 2007 (8)
4.6	Security Agreement dated as of December 20, 2007 (8)
4.7	Subsidiary Guaranty dated as of December 20, 2007 (8)
4.8	Receivables Purchase Agreement dated as of December 20, 2007 (8)
4.9	Undertaking Agreement dated as of December 20, 2007 (8)
4.10	Intercreditor Agreement dated as of December 20, 2007 (8)
4.11	Intercreditor Agreement dated as of December 20, 2007 (8)
4.12	Receivables Sales Agreement dated as of December 20, 2007

Index to the Consolidated Financial Statements

10.1	Asset Contribution Agreement among Lyondell Chemical Company, Lyondell Petrochemical LP and the Registrant dated as of December 1, 1997 (1)
10.1(a)	First Amendment, dated as of May 15, 1998, to the Asset Contribution Agreement among Lyondell Chemical Company, Lyondell Petrochemicals LP and the Registrant dated as of December 1, 1997 (1)
10.1(b)	Second Amendment to Lyondell Asset Contribution Agreement, dated as of September 30, 2001, among Lyondell Chemical Company, Lyondell Petrochemical LP Inc. and the Registrant (3)
10.2	Asset Contribution Agreement among Millennium Petrochemicals Inc., Millennium LP and the Registrant dated as of December 1, 1997 (1)
10.2(a)	First Amendment, dated as of May 15, 1998, to the Asset Contribution Agreement among Millennium Petrochemicals Inc., Millennium LP and the Registrant dated as of December 1, 1997 (1)
10.2(b)	Second Amendment to Millennium Asset Contribution Agreement, dated as of September 30, 2001, among Millennium Petrochemicals Inc., Millennium Petrochemicals LP LLC and the Registrant (3)
10.3
Agreement and Plan of Merger and Asset Contribution among Occidental Petrochem Partner 1, Inc., Occidental Petrochem Partner 2, Inc., Oxy Petrochemicals Inc., PDG Chemical Inc. and the Registrant dated as of May 15, 1998 (1)

10.3(a)
First Amendment to Occidental Asset Contribution Agreement, dated as of September 30, 2001, among Occidental Petrochem Partner 1, Inc., Occidental Petrochem Partner 2, Inc., PDG Chemical Inc., Occidental Petrochem Partner GP, Inc. and the Registrant (3)

10.4	Amended and Restated Parent Agreement dated as of November 6, 2002 (4)
10.5	Amended and Restated Ethylene Sales Agreement between the Registrant and Occidental Chemical Corporation dated as of August 20, 2004 (5)
12	Statement Setting Forth Detail for Computation of Ratio of Earnings to Fixed Charges
31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Principal Executive Officer
31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer

__________

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (No. 333-76473) and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of December 19, 2007 and incorporated herein by reference.
(8)	Filed as an exhibit to Lyondell Chemical Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.

Index to the Consolidated Financial Statements

(b)       Consolidated Financial Statements and Financial Statements Schedules

(1)               Consolidated Financial Statements

Consolidated Financial Statements filed as part of this Annual Report on Form 10-K are listed in the Index to Financial Statements on page 47.

(2)               Financial Statements Schedule

Financial statement schedules are omitted because they are not applicable or the required information is contained in the Financial Statements or notes thereto.

Index to the Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of March, 2008.

EQUISTAR CHEMICALS, LP,
by its General Partners

LYONDELL LP4 INC.

By: /s/ MORRIS GELB
Morris Gelb
President

MILLENNIUM PETROCHEMICALS GP LLC
By:  Millennium Petrochemicals Inc.

By: /s/ MORRIS GELB
Morris Gelb
President

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 28, 2008.

Name	Title (Millennium Petrochemicals Inc.)

/s/ MORRIS GELB	President and Director
Morris Gelb,
(Principal Executive Officer)

/s/ KAREN A. TWITCHELL	Vice President and Treasurer
Karen A. Twitchell,
(Principal Financial and Accounting Officer)

/s/ ALAN BIGMAN	Director
Alan Bigman

/s/ EDWARD J. DINEEN	Director
Edward J. Dineen

Index to the Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of March, 2008.

Name	Title

/s/ MORRIS GELB	President and Chief Executive Officer
Morris Gelb	Member, Partnership Governance Committee
(Principal Executive Officer)

/s/ ALAN BIGMAN	Chief Financial Officer
Alan Bigman	Member, Partnership Governance Committee
(Principal Financial Officer)

/s/ EBERHARD FALLER	Vice President, Controller and Chief Accounting Officer
Eberhard Faller
(Principal Accounting Officer)

/s/ C. BART DE JONG	Member, Partnership Governance Committee
C. Bart de Jong

Index to the Consolidated Financial Statements

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

Neither an annual report covering the Registrant’s last fiscal year nor proxy materials with respect to any annual or other meeting of security holders have been sent to security holders.