Form 10-Q
period 2008-03-31
EQUISTAR CHEMICALS LP
filed 2008-05-15
CIK 1081158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[✓]                                             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

[   ]                                              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes __No ✓

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):Large accelerated filer __   Accelerated filer __
Non-accelerated filer ✓                                             Smaller reporting company __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes __ No ✓

There is no established public trading market for the registrant’s equity securities.

The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and, therefore, is filing this form with a reduced disclosure format.

PART I.  FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

EQUISTAR CHEMICALS, LP

CONSOLIDATED STATEMENTS OF INCOME

	Successor	Predecessor
	For the three months ended
	March 31,
Millions of dollars	2008	2007
Sales and other operating revenues
Trade	$2,932	$2,120
Related parties	889	749
	3,821	2,869
Operating costs and expenses
Cost of sales	3,907	2,738
Selling, general and administrative expenses	70	59
Research and development expenses	8	9
	3,985	2,806
Operating income (loss)	(164)	63
Interest expense:
Push-down debt	(386)	- -
Related party	(4)	- -
Debt of Equistar	(3)	(54)
Interest income	12	1
Other income (expense), net	(2)	1
Net income (loss)	$(547)	$11

See Notes to the Consolidated Financial Statements.

EQUISTAR CHEMICALS, LP

                                                                                                          CONSOLIDATED BALANCE SHEETS

Millions of dollars	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$20	$60
Accounts receivable:
Trade, net	75	95
Related parties	49	43
Inventories	1,761	1,754
Prepaid expenses and other current assets	44	60
Total current assets	1,949	2,012

Notes receivable from related party	653	785
Property, plant and equipment, net	5,066	5,116
Investments	63	65
Intangible assets, net:
Debt issuance costs on push-down debt	288	334
Intangible assets of Equistar	1,013	998
Goodwill	722	750
Other assets, net	11	12
Total assets	$9,765	$10,072

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current maturities of long-term debt:
Push-down debt	$145	$146
Debt of Equistar	- -	27
Related party borrowings:
Notes payable	120	80
Push-down debt	728	717
Accounts payable:
Trade	1,058	975
Related parties	127	191
Accrued liabilities	164	295
Total current liabilities	2,342	2,431

Long-term debt:
Push-down debt	16,796	16,829
Debt of Equistar	130	129
Other liabilities and deferred revenues	295	295
Commitments and contingencies
Partners’ capital:
Partners’ accounts	7,585	7,746
Push-down debt	(17,381)	(17,358)
Accumulated other comprehensive loss	(2)	- -
Total partners’ deficit	(9,798)	(9,612)
Total liabilities and partners’ deficit	$9,765	$10,072

See Notes to the Consolidated Financial Statements.

EQUISTAR CHEMICALS, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Predecessor
	For the three months ended
	March 31,
Millions of dollars	2008	2007
Cash flows from operating activities:
Net income (loss)	$(547)	$11
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Push-down debt interest	386	- -
Depreciation and amortization	139	81
Deferred maintenance turnaround expenditures	(19)	- -
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	14	(42)
Inventories	(7)	54
Accounts payable	22	37
Other, net	(130)	(118)
Net cash provided by (used in) operating activities	(142)	23
Cash flows from investing activities:
Expenditures for property, plant and equipment	(40)	(38)
Proceeds from related party notes receivable	132	- -
Net cash provided by (used in) investing activities	92	(38)
Cash flows from financing activities:
Repayment of long-term debt	(27)	- -
Distributions to owners	- -	(100)
Proceeds from notes payable to Lyondell Chemical Company	120	- -
Repayment of notes payable to Millennium Chemicals Inc.	(80)	- -
Other	(3)	9
Net cash provided by (used in) financing activities	10	(91)
Decrease in cash and cash equivalents	(40)	(106)
Cash and cash equivalents at beginning of period	60	133
Cash and cash equivalents at end of period	$20	$27

See Notes to the Consolidated Financial Statements.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

1.      Basis of Preparation

The accompanying consolidated financial statements are unaudited and have been prepared from the books and records of Equistar Chemicals, LP and its subsidiaries (“Equistar”) in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial information.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included.  For further information, refer to the audited consolidated financial statements and notes thereto included in the Equistar Annual Report on Form 10-K for the year ended December 31, 2007.  Certain previously reported amounts have been reclassified to conform to current period presentation.

As a result of the acquisition of Lyondell by LyondellBasell Industries on December 20, 2007, Equistar’s assets and liabilities were revalued to reflect the values assigned in LyondellBasell Industries’ accounting for the purchase of Lyondell, resulting in a new basis of accounting.   In addition, Equistar has recognized in its financial statements $17,669 million of the debt at March 31, 2008 for which it is not the primary obligor, but which it has guaranteed, and which was used in the acquisition by LyondellBasell Industries in the acquisition of Lyondell (“push-down debt”), and $288 million of related unamortized debt issuance costs at March 31, 2008.

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

Although this presentation may not reflect the likely future demands on Equistar resources for servicing the debt of LyondellBasell Industries, it provides an indication of that financial position after considering the maximum possible demand on Equistar resources relating to the debt incurred by LyondellBasell Industries in its acquisition of Lyondell.  To facilitate an understanding of the impact on these consolidated financial statements, the effects of push-down debt are segregated.

Equistar's carrying value of push-down debt could be adjusted based on repayment or refinancing of the push-down debt by affiliates or if Equistar is required to repay push-down debt on an affiliate's behalf.  Any adjustment to the carrying value of push-down debt would result in a corresponding adjustment to partner's capital

The consolidated statement of income for the three months ended March 31, 2008 reflects post-acquisition depreciation and amortization expense based on the new value of the related assets and interest expense that resulted from the debt used to finance the acquisition; therefore, the financial information for the periods prior to and subsequent to the acquisition on December 20, 2007 is not generally comparable.  To indicate the application of a different basis of accounting for the period subsequent to the acquisition, the 2007 financial statements and certain notes to the consolidated financial statements present separately the period prior to the acquisition (“Predecessor”) and the period after the acquisition (“Successor”).

2.      Company Ownership

Equistar became an indirect wholly owned subsidiary of Lyondell Chemical Company (together with its consolidated subsidiaries, “Lyondell”) as a result of Lyondell’s acquisition of Millennium in 2004.  Prior to December 20, 2007, Equistar was owned 70.5% by Lyondell and 29.5% by Millennium Chemicals Inc. (together with its consolidated subsidiaries, “Millennium”).

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2.      Company Ownership – (Continued)

On December 20, 2007, LyondellBasell Industries AF S.C.A. (formerly known as Basell AF S.C.A.) indirectly acquired all of the shares of Lyondell common stock.  As a result, Lyondell and Equistar both became indirect wholly owned subsidiaries of LyondellBasell Industries AF S.C.A. (together with its consolidated subsidiaries, “LyondellBasell Industries” and without Lyondell, the “Basell Group”).  As part of the acquisition, Lyondell made a contribution to Equistar of $1,703 million, which was used to repay certain Equistar debt, resulting in an increase of Lyondell’s direct ownership interest to 79% and a corresponding decrease in Millennium’s ownership interest to 21%.

3.      Accounting and Reporting Changes

On April 25, 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (Revised 2007), Business Combinations, and other U.S. generally accepted accounting principles. This FSP is effective for Equistar’s financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited.  Equistar does not expect the application of FSP 142-3 to have a material effect on its consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, which amends and expands the disclosure requirements of SFAS 133 Accounting for Derivative Instruments and Hedging Activities by requiring qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS 161 will be effective for Equistar beginning in 2009.  Equistar is currently evaluating the effect of SFAS No. 161 on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51, which establishes new accounting and disclosure requirements for noncontrolling, or minority, interests, including their classification as a separate component of equity and the adjustment of net income to include amounts attributable to minority interests.  SFAS No. 160 also establishes new accounting standards requiring recognition of a gain or loss upon deconsolidation of a subsidiary.  SFAS No. 160 will be effective for Equistar beginning in 2009, with earlier application prohibited.

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

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3.      Accounting and Reporting Changes – (Continued)

Although certain past transactions, including the acquisition of Lyondell by LyondellBasell Industries, would have been accounted for differently under SFAS No. 160 and SFAS No. 141 (revised 2007), application of these statements in 2009 will not affect historical amounts.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115, which permits election of fair value to measure many financial instruments and certain other items, was applicable to Equistar effective January 1, 2008.   Equistar has elected not to apply the fair value option to any assets or liabilities.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  The new standard defines fair value, establishes a framework for its measurement and expands disclosures about such measurements.  In February 2008, the FASB issued FASB Staff Position FAS 157-2, delaying the effective date of SFAS No. 157 for certain nonfinancial assets and liabilities until January 1, 2009  Equistar is currently evaluating the effect to its consolidated financial statements of prospectively applying the provisions of SFAS No. 157 to those assets and liabilities.

Implementation of the provisions of SFAS No. 157 to financial assets and liabilities beginning January 1, 2008 did not have a material effect on Equistar consolidated financial statements.

4.      Acquisition of Lyondell by LyondellBasell Industries

On December 20, 2007, LyondellBasell Industries indirectly acquired the outstanding common shares of Lyondell and, as a result, Lyondell and Equistar became indirect wholly owned subsidiaries of LyondellBasell Industries.

From December 20, 2007, Equistar’s consolidated financial statements reflect a revaluation of Equistar’s assets and liabilities, to reflect the allocation of $7,811 million of the purchase price to Equistar assigned in LyondellBasell Industries’ accounting for the purchase of Lyondell.  In addition, at March 31, 2008, Equistar recognized in its financial statements $17,669 million of push-down debt for which it is not the primary obligor and $288 million of related unamortized debt issuance costs.

The purchase price allocations used in the preparation of the December 31, 2007 and March 31, 2008 financial statements is preliminary due to the continuing analyses relating to the determination of the fair values of the assets acquired and liabilities assumed.  Based upon additional information received to date, the fair value of the assets acquired and liabilities assumed were adjusted in the three month period ended March 31, 2008.  The adjustments and their effect on goodwill for the three months ended March 31, 2008 are summarized in Note 8.  Any further changes to the fair value of net assets acquired, based on information as of the acquisition date, would result in an adjustment to the fair value of the assets acquired and liabilities assumed and a corresponding adjustment to goodwill.  Management does not expect the finalization of these matters to have a material effect on the allocation.

Equistar has completed a preliminary assignment of the goodwill to reportable segments.  Goodwill of $500 million was assigned to the chemicals segment and $250 million was assigned to the polymers segment.  Management does not expect the finalization of the purchase price allocation to have a material effect on the assignment of goodwill to reportable segments.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5.      Related Party Transactions

Effective December 2007, Equistar and a subsidiary of Lyondell entered into two loan agreements.  Under one of the loan agreements, Equistar may borrow from, and under the other loan agreement Equistar may make advances to the Lyondell subsidiary amounts up to and not exceeding $2,000 million dollars.  The loans, which bear interest at London Interbank Offered Rate ("LIBOR") plus 4%, mature in 2012.  Accrued interest may, at the option of the parties, be added to the outstanding principal amount of the note.  At March 31, 2008, Equistar had a note payable of $120 million and at December 31, 2007 Equistar had a note receivable of $44 million, under the respective loan agreements.  It is anticipated that Equistar and Lyondell will replace the loan agreements with a current account agreement for an indefinite period, under which Equistar may deposit excess cash balances with the Lyondell subsidiary and have access to uncommitted revolving lines of credit in excess of deposits.

In 2007, Equistar and Millennium entered into loan agreements permitting Equistar to borrow up to $600 million from Millennium.  In connection with the acquisition of Lyondell by LyondellBasell Industries (see Note 2), the maturity of the notes was extended to February 16, 2008 from December 21, 2007, or earlier upon demand.  The notes bore interest, which was payable quarterly, at the LIBOR plus 1.75%.  The balance of the notes outstanding at December 31, 2007 was $80 million and was repaid in January 2008.

6.      Accounts Receivable

On December 20, 2007, as part of the acquisition of Lyondell by LyondellBasell Industries, Lyondell entered into a $1,150 million Accounts Receivable Securitization Facility.  Concurrently, Equistar entered into a receivable sales agreement with Lyondell and terminated its $600 million accounts receivable sales facility.

Pursuant to the receivables sales agreement, Equistar sells, on an ongoing basis and without recourse, substantially all of its domestic accounts receivable to a wholly owned bankruptcy-remote subsidiary of Lyondell.  The payment received for these sales may, at the option of Lyondell, be a combination of cash and notes payable.  A portion of the Equistar accounts receivables sold under the facility with Lyondell may then be sold under Lyondell’s $1,150 million Accounts Receivable Securitization Facility.

At March 31, 2008, the outstanding amount of receivables sold by Equistar to Lyondell was $1,350 million, for which Equistar received cash of $697 million and a note receivable of $653 million.  At December 31, 2007, the outstanding amount of receivables sold by Equistar to Lyondell was $1,407 million for which Equistar received cash proceeds of $666 million and a note receivable from Lyondell for $741 million.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7.      Inventories

Inventories consisted of the following:

Millions of dollars	March 31, 2008	December 31, 2007
Finished goods	$903	$902
Work-in-process	37	40
Raw materials	659	650
Materials and supplies	162	162
Total inventories	$1,761	$1,754

8.      Property, Plant and Equipment and Goodwill

The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows:

Millions of dollars	March 31, 2008	December 31, 2007
Land	$46	$46
Manufacturing facilities and equipment	4,932	4,890
Construction in progress	211	193
Total property, plant and equipment	5,189	5,129
Less accumulated depreciation	(123)	(13)
Property, plant and equipment, net	$5,066	$5,116

Depreciation and amortization is summarized as follows:

	Successor	Predecessor
	For the three months ended March 31,
Millions of dollars	2008	2007
Property, plant and equipment	$127	$74
Software costs	1	4
Other	11	3
Total depreciation and amortization	$139	$81

Equistar believes that there are asset retirement obligations associated with some of its facilities, but that the present value of those obligations normally is not material in the context of an indefinite expected life of the facilities.  Equistar continually reviews the optimal future alternatives for its facilities.  Any decision to retire one or more facilities would result in an increase in the present value of such obligations.  At both March 31, 2008 and December 31, 2007, the balance of the liability that had been recognized for all asset retirement obligations was $16 million.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8.       Property, Plant and Equipment and Goodwill – (Continued)

Equistar’s goodwill decreased from $750 million at December 31, 2007 to $722 million at March 31, 2008 due to adjustments to the preliminary purchase price allocated to the fair value of assets and liabilities acquired as a result of the LyondellBasell Industries acquisition.  The adjustments primarily related to fixed assets, emission credits, and supply contracts.

The following table summarizes the changes to Equistar’s goodwill by segment during the three months ended March 31, 2008:

Millions of dollars	Chemicals	Polymers	Total
Goodwill at January 1, 2008	$500	$250	$750
Adjustments to preliminary purchase price allocation related to December 20, 2007, acquisition of Lyondell	(22)	(6)	(28)
Goodwill at March 31, 2008	$478	$244	$722

9.      Accounts Payable

Accounts payable included liabilities in the amounts of $4 million and $7 million as of March 31, 2008 and December 31, 2007, respectively, for checks issued in excess of associated bank balances but not yet presented for collection.

10.           Deferred Revenues

Deferred revenues at March 31, 2008 and December 31, 2007 of $148 million and $142 million, respectively, represent advances from customers as partial prepayments for products to be delivered under long-term product supply contracts.  Trade sales and other operating revenues included $5 million and $9 million in the three-month periods ended March 31, 2008 and 2007, respectively, of such previously deferred revenues.

11.           Long-Term Debt

As a result of the December 20, 2007 acquisition of Lyondell by LyondellBasell Industries, Equistar recorded the following long-term push-down debt for which it is not a primary obligor:

Millions of dollars	March 31, 2008	December 31, 2007
Term loan A due 2013	$1,482	$1,500
Term loan B due 2014 ($72 million of discount)	7,459	7,475
Interim Loan	8,000	8,000
Total long-term debt	16,941	16,975
Less current maturities	(145)	(146)
Total long-term debt, net	$16,796	$16,829

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11.           Long-Term Debt – (Continued)

Long-term debt under which Equistar is the primary obligor consisted of the following:

Millions of dollars	March 31, 2008		December 31, 2007
Senior Notes due 2008, 10.125%	$	- -	$8
Senior Notes due 2011, 10.625%		- -	4
Debentures due 2026, 7.55% ($21 million of discount)		129	129
Notes due 2009, 8.75%		- -	15
Other		1	- -
Total long-term debt		130	156
Less current maturities		- -	(27)
Total long-term debt, net		$130	$129

In April 2008, LyondellBasell Industries amended and restated its Senior Secured Credit Facility, Senior Secured Interim Loan and its Senior Secured Inventory-Based Credit Facility.  For additional information, see Note 15.

Lyondell is a guarantor of Equistar’s 7.55% Debentures due 2026.

Equistar is a guarantor of certain debt borrowed by Lyondell under the LyondellBasell Industries Senior Secured Credit Facility, including $1,482 million and $7,531 million, respectively, under the term loan A and B facilities and  certain LyondellBasell Industries debt, including an $8,000 million Interim loan with 8.375% High Yield Notes due 2015 of the Basell Group, comprising borrowings of $615 million and €500 million ($791 million), and amounts borrowed by the Basell Group under the Senior Secured Credit Facility, consisting of $494 million borrowed under term loan A, €1,297 million ($2,050 million) under term loan B and $858 million under the revolving credit facility.  Equistar is also is a guarantor for amounts borrowed under the Senior Secured Inventory-Based Credit Facility by Lyondell and another Lyondell subsidiary and a U.S.-based subsidiary of the Basell Group.  At March 31, 2008, borrowings of $360 million were outstanding under the Senior Secured Inventory-Based Credit Facility; $230 million on the part of Lyondell and $130 million on the part of the Basell Group.

Amortization of debt discounts and debt issuance costs resulted in expenses of $50 million and $1 million for the three-month periods ended March 31, 2008 and 2007, respectively, and are included in interest expense.  Amounts related to pushdown debt are included in “Interest Expense on Push Down Debt” in the Consolidated Statement of Income for the three months ended March 31, 2008.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12.           Pension and Other Postretirement Benefits

Net periodic pension and other postretirement benefits included the following cost components for the three months ended March 31:

	Successor	Predecessor	Successor	Predecessor
	Pension Benefits		Other Postretirement Benefits
Millions of dollars	2008	2007	2008	2007
Service cost	$5	$6	$1	$1
Interest cost	4	4	1	1
Recognized return on plan assets	(5)	(4)	- -	- -
Amortization	- -	- -	- -	- -
Net periodic benefit cost	$4	$6	$2	$2

13.           Commitments and Contingencies

Environmental Remediation—Equistar’s accrued liability for future environmental remediation costs totaled $3 million and $4 million as of March 31, 2008 and December 31, 2007, respectively.  In the opinion of management, there is no material estimable range of reasonably possible loss in excess of the liability recorded for environmental remediation.  However, it is possible that new information about the sites for which the accrual has been established, new technology or future developments such as involvement in investigations by regulatory agencies, could require Equistar to reassess its potential exposure related to environmental matters.

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

•
Chemicals, primarily manufacturing and marketing of ethylene; its co-products, including propylene, butadiene and aromatics, which include benzene and toluene; ethylene derivatives, including ethylene glycol, ethylene oxide (“EO”), and other EO derivatives, as well as ethanol; and gasoline blending components such as MTBE and alkylate; and

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

In Millions	Chemicals	Polymers	Other		Consolidated
Successor
For the three months ended March 31, 2008
Sales and other operating revenues
Customers	$2,882	$939	$	- -	$3,821
Intersegment	710	- -		(710)	- -
	3,592	939		(710)	3,821

Segment operating loss	(97)	(19)		(66)	(182)
Adjustment to LIFO basis					18
Operating loss					(164)

Predecessor
For the three months ended March 31, 2007
Sales and other operating revenues
Customers	$2,059	$810	$	- -	$2,869
Intersegment	494	- -		(494)	- -
	2,553	810		(494)	2,869

Segment operating income	109	16		- -	125
Adjustment to LIFO basis					(62)
Operating income					63

First quarter 2007 segment information presented above has been reclassified to conform with the new business segments created during the acquisition of Lyondell by LyondellBasell Industries.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15.           Subsequent Event

Under the terms of the financing for the Lyondell acquisition, the joint lead arrangers retained the right to flex certain provisions of the financing, including pricing and the reallocation and retranching of the Term Loans.  Effective April 30, 2008, the joint lead arrangers exercised the price flex provisions and retranched the Tranche B Term Loans.  Upon exercise of the flex rights, the Senior Secured Credit Facility was amended to (i) convert each of the U.S. Tranche B Dollar Term Loan and the German Tranche B Euro Term Loan into three separate tranches, some of which tranches are subject to a prepayment penalty, and (ii) increase interest rates and fee rates by 0.5%.

In conjunction with the exercise by the joint lead arrangers of their flex rights, additional amendments were made to each of the Senior Secured Credit Facility, Senior Secured Interim Loan, Senior Secured Inventory-Based Credit Facility and Accounts Receivable Securitization Facility.  The amendments to the Senior Secured Credit Facility, Senior Secured Interim Loan and Senior Secured Inventory-Based Credit Facility were effective on April 30, 2008.  The amendments to the Accounts Receivable Securitization Facility were effective on May 6, 2008.

The Senior Secured Credit Facility was amended to (1) establish a LIBOR floor of 3.25% on the U.S. Tranche B Dollar Term Loan, (2) modify certain debt covenants, including increasing a general debt basket from $750 million to $1 billion, eliminating an interest rate hedging requirement, increasing the asset backed facility basket by $500 million, and adding a covenant prohibiting reduction of aggregate commitments under the Revolving Credit Facility with Access Industries before its initial maturity, (3) set EBITDA at specific levels for the last three quarters of 2007, and (4) make other changes, including technical and typographical corrections.

Each of the Senior Secured Interim Loan, the Senior Secured Inventory-Based Credit Facility and the Accounts Receivable Securitization Facility were amended to (i) conform to certain of the amendments to the Senior Secured Credit Facility and (ii) make other changes, including technical and typographical corrections.  In addition, the Senior Secured Inventory-Based Credit Facility was amended to allow Lyondell the future option to increase the aggregate amount of commitments under the facility by a further $500 million.

Under the terms of the Senior Secured Inventory-Based Credit Facility, as amended, Lyondell could elect to increase commitments under the facility by up to an aggregate $1.1 billion.  Effective April 30, 2008, Lyondell exercised the option to increase the facility by $600 million and, as a result, aggregate commitments under the facility increased from $1 billion to $1.6 billion.  Concurrent with the exercise of the increase in commitments, Lyondell Chemical Company became a lien grantor and added the following as collateral: (i) a first priority pledge of all equity interests owned by Lyondell Chemical Company in, and all indebtedness owed to it by, LyondellBasell Receivables I, LLC (the seller under the Accounts Receivable Securitization Facility) and (ii) a first priority security interest in all accounts receivable, inventory and related assets owned by Lyondell Chemical Company, subject to customary exceptions.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with information contained in the Consolidated Financial Statements of Equistar Chemicals, LP, together with its consolidated subsidiaries (collectively, “Equistar”) and the notes thereto.

In addition to comparisons of current operating results with the same period in the prior year, Equistar has included, as additional disclosure, certain “trailing quarter” comparisons of first quarter 2008 operating results to fourth quarter 2007 operating results.  Equistar’s businesses are highly cyclical, in addition to experiencing some less significant seasonal effects.  Trailing quarter comparisons may offer important insight into current business directions.

The consolidated statement of income for the three months ended March 31, 2008 reflects post-acquisition depreciation and amortization expense based on the new value of the related assets and interest expense that resulted from the debt used to finance the acquisition; therefore, the financial information for the periods prior to and subsequent to the acquisition on December 20, 2007 is not generally comparable.  To indicate the application of a different basis of accounting for the period subsequent to the acquisition, the 2007 financial information presents separately the period prior to the acquisition (“Predecessor”) and the period after the acquisition (“Successor”).

References to industry benchmark prices or costs, including the weighted average cost of ethylene production, are generally to industry prices and costs reported by Chemical Marketing Associates, Incorporated (“CMAI”), except that crude oil and natural gas benchmark price references are to industry prices reported by Platts, a reporting service of The McGraw-Hill Companies.

ACQUISITION

On December 20, 2007, Basell AF S.C.A. (“Basell”) indirectly acquired the outstanding common shares of Lyondell.  As a result, Lyondell and Equistar became indirect wholly owned subsidiaries of Basell, and Basell was renamed LyondellBasell Industries AF S.C.A. (together with its consolidated subsidiaries, “LyondellBasell Industries” and without Lyondell, the “Basell Group”).

OVERVIEW

General―Equistar manufactures and markets ethylene and its co-products, ethylene derivatives, primarily polyethylene, and gasoline blending components, as well as polypropylene.

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

Record high prices for crude oil and high prices for natural gas liquids contributed to higher raw material costs for chemical producers, putting pressure on chemical product margins, particularly ethylene.  Chemicals and polymers generally experienced favorable supply and demand conditions despite weakening demand in the U.S.

During the first quarter 2008 compared to the first quarter 2007, Equistar experienced lower profitability as sales price increases for ethylene and its co-products failed to keep up with higher average raw material costs.  The impact of the lower ethylene product margins overwhelmed the modest overall improvement in the underlying operating results of ethylene derivatives, which primarily reflected higher product margins.

Equistar’s operating results in the first quarter 2008, compared to the first quarter 2007, reflected losses in both the chemicals and the polymers segments.  The segment operating results are reviewed in the “Segment Analysis” below.

Ethylene Raw Materials—Benchmark crude oil and natural gas prices generally have been indicators of the level and direction of movement of raw material and energy costs for ethylene and its co-products in the chemicals segment.  Ethylene and its co-products are produced from two major raw material groups:

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

Equistar has the ability to shift its ratio of raw materials used in the production of ethylene and its co-products to take advantage of the relative costs of heavy liquids and NGLs.  However, this ability is limited and, in the first quarter 2008, was not sufficient to offset the unprecedented differential increase in the price of liquids versus NGLs and the failure of co-product price increases to offset this differential increase.

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

	Average Benchmark Price and Percent
	Change Versus Prior Year Period Average
	For the three months ended
	March 31,
	2008	2007	Change
Crude oil – dollars per barrel	98.00	58.00	69%
Natural gas – dollars per million BTUs	8.03	6.57	22%
NWE Naphtha – dollars per barrel	93.47	61.63	52%
Weighted average cost of ethylene production – cents per pound	49.94	28.92	73%
Ethylene – cents per pound	60.50	40.00	51%
Propylene – cents per pound	59.67	43.13	38%
Benzene – cents per gallon	365.33	353.00	3%
HDPE – cents per pound	85.00	64.00	33%

While the increase in natural gas prices was not as dramatic as that of crude oil, NGL prices were significantly higher during the first quarter 2008 compared to the first quarter 2007.  These increases were indicative of the pressure on the cost of Equistar’s raw materials, both crude oil-based and NGL-based.

RESULTS OF OPERATIONS

Revenues—Equistar’s revenues of $3,821 million in the first quarter 2008 were 33% higher compared to revenues of $2,869 million in the first quarter 2007, reflecting higher average sales prices, partially offset by the effect of lower sales volumes.  As noted in the table above, benchmark sales prices in the first quarter 2008 averaged higher compared to the first quarter 2007.  Ethylene and derivative sales volumes in the first quarter 2008 were 1% lower, while ethylene co-product sales volumes were 9% lower and polymer sales volumes were 8% lower compared to the first quarter 2007.

Cost of Sales—Equistar’s cost of sales of $3,907 million in the first quarter 2008 was 43% higher compared to $2,738 million in the first quarter 2007.  The increase was primarily due to higher raw material costs, partially offset by lower operating costs. The higher raw material costs reflected the effect of higher crude oil prices in the first quarter 2008 compared to the same period in 2007.  The lower operating costs in the first quarter 2008 were due to the absence of operating issues and related maintenance experienced in the first quarter 2007.

SG&A Expenses—Selling, general and administrative (“SG&A”) expenses were $70 million in the first quarter of 2008 compared to $59 million in the first quarter of 2007.  The increase was primarily attributable to fees incurred under Equistar’s receivables sales agreement with Lyondell reflecting higher utilization of that facility.

Operating Income—Equistar had an operating loss of $164 million in the first quarter 2008 compared to operating income of $63 million in the first quarter 2007.  The decrease of $227 million was primarily due to lower product margins as sales prices did not increase as rapidly as raw material costs.

Interest Expense—Equistar’s interest expense was $3 million in the first quarter 2008 compared to $54 million in the first quarter 2007.  The decrease of $51 million was primarily due to a decrease in debt, for which Equistar is the primarily obligor, of approximately $2 billion from first quarter 2007 to first quarter 2008.  Equistar also had $4 million in related party interest expense in the first quarter 2008 and recognized $386 million of interest expense on push-down debt.

Net Income (Loss)—Equistar’s net loss was $547 million in the first quarter 2008 compared to net income of $11 million in the first quarter 2007.  The decrease of $558 million was primarily due to $386 million of interest expense on push-down debt and the operating loss in the first quarter 2008 compared to operating income in first quarter 2007.  Segment operating results are discussed under the “Segment Analysis.”

First Quarter 2008 versus Fourth Quarter 2007

Equistar’s first quarter 2008 net loss was $547 million, compared to a $322 million net loss in the fourth quarter 2007.  The first quarter 2008 included $386 million of push-down debt interest expense.  The remaining improvement of $161 million was partially due to an increase in sales prices, which was offset slightly by a decrease in sales volumes.  Other expense, net in the fourth quarter 2007 included $75 million of debt prepayment premiums and charges, compared to only $2 million of charges in the first quarter 2008.

Segment Analysis

The following analysis discusses Equistar’s operating results, focusing on the two business segments: chemicals and polymers.

For purposes of evaluating segment results, management reviews operating results, as presented below, determined using the FIFO method of accounting for inventory.  The following discussion is supplemental to the above “Overview” and “Results of Operations” sections, which discuss Equistar’s consolidated operating results determined using the LIFO method of accounting for inventory.

The following table sets forth Equistar’s sales and other operating revenues, operating income and selected product sales volumes.

	Successor	Predecessor
	For the three months ended
	March 31,
Millions of dollars	2008	2007
Sales and other operating revenues:
Chemicals segment	$3,592	$2,553
Polymers segment	939	810
Intersegment eliminations	(710)	(494)
Total	$3,821	$2,869
Operating income (loss):
Chemicals segment	$(97)	$109
Polymers segment	(19)	16
Other:
LIFO adjustment	18	(62)
Other	(66)	- -
Total	$(164)	$63

Sales volumes, in millions
Ethylene and derivatives (pounds):	2,877	2,912
Intersegment sales to polymers included above (pounds)	1,268	1,338
Other ethylene derivatives included above (pounds)	502	548
Ethylene co-products:
Non-aromatics (pounds)	1,843	2,025
Aromatics (gallons)	79	95
Polyethylene (pounds)	1,296	1,384
Polypropylene (pounds)	42	70

Chemicals Segment

Overview—In its chemicals segment, Equistar manufactures and markets ethylene and its co-products, primarily propylene, butadiene and aromatics, which include benzene and toluene.  Equistar also manufactures and markets ethylene derivatives, including ethylene glycol, ethylene oxide (“EO”) and other EO derivatives, and ethanol; and gasoline blending components, such as methyl tertiary butyl ether (“MTBE”) and alkylate.

During the first quarter 2008 compared to the first quarter 2007, U.S. ethylene markets experienced lower profitability despite operating rates in the 90% to 95% range.  Benchmark ethylene sales prices did not increase as rapidly as raw material costs during the first quarter 2008.  As discussed above, prices of both crude oil-based liquid raw materials and natural gas liquids-based raw materials averaged higher in 2008, as oil prices reached record levels.  U.S. demand for ethylene decreased an estimated 1% in the first three months of 2008, compared to the same period in 2007.

Revenues—Revenues of $3,592 million in the first quarter 2008 were 41% higher compared to revenues of $2,553 million in the first quarter 2007.  The higher revenues in the first quarter 2008 reflected higher average sales prices, which were driven by higher raw material costs.  The effect of the higher prices was partially offset by the effect of lower sales volumes across product lines.

Operating Income—The operating loss in the first quarter 2008 was $97 million compared to operating income of $109 million in the first quarter 2007.  The decrease of $206 million was primarily due to lower ethylene product margins, reflecting higher raw material costs for ethylene, partially offset by modestly higher overall product margins for ethylene derivatives and lower operating costs compared to the first quarter 2007.  The lower operating costs in the first quarter 2008 compared to the first quarter 2007 reflected operating issues and related maintenance during the first quarter of 2007.

Polymers Segment

Overview—In its polymers segment, Equistar manufactures and markets polyethylene, including high density polyethylene (“HDPE”) low density polyethylene (“LDPE”) and linear low density polyethylene (“LLDPE”), and polypropylene.

U.S. polyethylene markets showed continued favorable supply and demand balances with operating rates in the 90% range in the first quarter 2008 and the first quarter 2007.  While the U.S. market experienced weaker domestic demand growth in the first quarter 2008, this was partially offset by continued strong export demand.  Polyethylene product margins, as indicated by spreads between benchmark sales prices and benchmark raw material prices were generally comparable.  U.S. demand for polyethylene decreased an estimated 4% in the first quarter 2008 compared to the first quarter 2007.

Equistar’s polymers segment operating results in the first quarter 2008 compared to the first quarter 2007 reflected the effects of lower product margins and lower sales volumes.  The first quarter 2008 product margins reflected a $24 million effect of selling inventories that were recorded at fair value in the acquisition, resulting in a reduction of operating results.

Revenues—Revenues of $939 million in the first quarter 2008 were 16% higher compared to revenues of $810 million in the first quarter 2007.  The increase in the first quarter 2008 revenues reflected higher average sales prices, which were partially offset by the effects of 8% lower sales volumes, compared to the same period in 2007.

Operating Income—The polymers segment had an operating loss of $19 million in the first quarter 2008 compared to operating income of $16 million in the first quarter 2007.  The $35 million decrease was primarily the result of lower product margins as well as 8% lower sales volumes in the first quarter 2008 compared to the first quarter 2007.  The lower product margins included the $24 million unfavorable effect of valuing inventories at a higher fair value in the acquisition.

FINANCIAL CONDITION

Operating Activities—Operating activities used cash of $142 million in the first quarter 2008 and provided cash of $23 million in the first quarter 2007.  The $165 million decrease primarily reflected lower first quarter 2008 earnings compared to the first quarter 2007.

The use of cash indicated by changes in other, net, in both periods reflects annual payments of employee bonus awards and property taxes.

Investing Activities—Investing activities provided cash of $92 million and used cash of $38 million in the first quarter 2008 and 2007, respectively.  Capital expenditures in the first quarter 2008 versus first quarter 2007 were comparable.  In the first quarter 2008, proceeds of notes receivable from related parties provided cash of $132 million.  The notes receivable from related parties relate to accounts receivable sold by Equistar to Lyondell.  Due to Equistar’s first quarter 2008 operating loss, Lyondell advanced additional amounts to Equistar.

Financing Activities—Cash provided by financing activities was $10 million in the first quarter 2008 and cash used by financing activities was $91 million in the first quarter 2007.  During the first quarter 2008, Equistar did not make any distributions to its owners compared to $100 million distributed in the first quarter 2007.

Liquidity and Capital Resources—At March 31, 2008, Equistar’s long-term debt, under which Equistar is the primary obligor, was $130 million, and there were no current maturities.  In addition, Equistar recognized in its financial statements a total of $17,669 million of acquisition-related or push-down debt for which it is a guarantor, as described below, but is not the primary obligor (see Note 11 to the Consolidated Financial Statements).  As a result of recognizing the push-down debt in its financial statements, Equistar has a $9.8 billion deficit in partners’ capital; however, Equistar does not expect that it will be required to fund a substantial portion of the push-down debt.

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

In May 2008, Moody’s Investors Service affirmed LyondellBasell Industries’ corporate rating at B1 and lowered its outlook for LyondellBasell Industries from stable to negative citing LyondellBasell Industries’ lower than expected operating results and the effect the current weakness in the U.S. olefins market may have on LyondellBasell Industries’ plan to substantially reduce debt.  In April 2008, Standard & Poor’s Rating Services (“S&P”) affirmed LyondellBasell Industries’ corporate rating at B+ and lowered its outlook for LyondellBasell Industries from stable to negative.  The outlook revision cited increased risks to LyondellBasell Industries in 2008 including weaker economic growth in the U.S. and Europe and a significant increase in oil prices.

On March 27, 2008, LyondellBasell Industries entered into a new senior unsecured $750 million, eighteen-month revolving credit facility, under which Lyondell and a subsidiary of the Basell Group are borrowers.  The $750 million revolving credit facility is in addition to the existing credit facilities available to LyondellBasell Industries and is provided to LyondellBasell Industries by Access Industries Holdings, LLC, an affiliate of Access Industries, which indirectly owns LyondellBasell Industries.  The revolving credit facility has substantially the same terms as the Senior Secured Credit Facility except that it is unsecured and is not guaranteed by the subsidiaries of LyondellBasell Industries.

As of March 31, 2008, there were no borrowings outstanding under the facility.  At each borrower’s option, loans under the revolving credit facility bear interest until the first full fiscal quarter commencing on or after June 30, 2008, at rates equal to LIBOR plus 6% or the higher of the (i) federal funds rate plus 0.5% and (ii) prime rate, plus, in each case, 5%.  Thereafter, interest rates will be adjusted, from time to time, based upon the First Lien Senior Secured Leverage Ratio as calculated at such time.  Neither Millennium nor Equistar can borrow under this facility.

At March 31, 2008, Equistar had cash on hand of $20 million, and the total amount available to borrowers under both the $1,000 million Senior Secured Inventory-Based Revolving Credit Facility and the $1,150 million Accounts Receivable Securitization Facility totaled approximately $300 million, giving effect to a total minimum unused availability requirement of $100 million under the Accounts Receivable Securitization Facility and the senior secured inventory-based credit facility.  In addition, Equistar has up to $1.88 billion available under the loan agreement with a Lyondell subsidiary.

Equistar believes that its cash balances, cash generated from operating activities, funds from lines of credit and cash generated from funding under various liquidity facilities available to Equistar through LyondellBasell Industries will be adequate to meet anticipated future cash requirements, including scheduled debt repayments, necessary capital expenditures, and ongoing operations.

Debt Agreement Amendments―Under the terms of the financing for the Lyondell acquisition, the joint lead arrangers retained the right to flex certain provisions of the financing, including pricing and the reallocation and retranching of the Term Loans.  Effective April 30, 2008, the joint lead arrangers exercised the price flex provisions and retranched the Tranche B Term Loans.  Upon exercise of the flex rights, the Senior Secured Credit Facility was amended to (i) convert each of the U.S. Tranche B Dollar Term Loan and the German Tranche B Euro Term Loan into three separate tranches, some of which tranches are subject to a prepayment penalty, and (ii) increase interest rates and fee rates by 0.5%.

In conjunction with the exercise by the joint lead arrangers of their flex rights, additional amendments were made to each of the Senior Secured Credit Facility, Senior Secured Interim Loan, Senior Secured Inventory-Based Credit Facility and Accounts Receivable Securitization Facility.  The amendments to the Senior Secured Credit Facility, Senior Secured Interim Loan and Senior Secured Inventory-Based Credit Facility were effective on April 30, 2008.  The amendments to the Accounts Receivable Securitization Facility were effective on May 6, 2008.

The Senior Secured Credit Facility was amended to (1) establish a LIBOR floor of 3.25% on the U.S. Tranche B Dollar Term Loan, (2) modify certain debt covenants, including increasing a general debt basket from $750 million to $1 billion, eliminating an interest rate hedging requirement, increasing the asset backed facility basket by $500 million, and adding a covenant prohibiting reduction of aggregate commitments under the Revolving Credit Facility with Access Industries before its initial maturity, (3) set EBITDA at specific levels for the last three quarters of 2007, and (4) make other changes, including technical and typographical corrections.

Each of the Senior Secured Interim Loan, the Senior Secured Inventory-Based Credit Facility and the Accounts Receivable Securitization Facility were amended to (i) conform to certain of the amendments to the Senior Secured Credit Facility and (ii) make other changes, including technical and typographical corrections.  In addition, the Senior Secured Inventory-Based Credit Facility was amended to allow Lyondell the future option to increase the aggregate amount of commitments under the facility by a further $500 million.

Under the terms of the Senior Secured Inventory-Based Credit Facility, as amended, Lyondell could elect to increase commitments under the facility by up to an aggregate $1.1 billion.  Effective April 30, 2008, Lyondell exercised the option to increase the facility by $600 million and, as a result, aggregate commitments under the facility increased from $1 billion to $1.6 billion.  Concurrent with the exercise of the increase in commitments, Lyondell Chemical Company became a lien grantor and added the following as collateral: (i) a first priority pledge of all equity interests owned by Lyondell Chemical Company in, and all indebtedness owed to it by, LyondellBasell Receivables I, LLC (the seller under the Accounts Receivable Securitization Facility) and (ii) a first priority security interest in all accounts receivable, inventory and related assets owned by Lyondell Chemical Company, subject to customary exceptions.

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

Off-Balance Sheet Arrangements—Equistar’s off-balance sheet arrangements are described in Item 7 of its Annual Report on Form 10-K for the year ended December 31, 2007.  Equistar’s off-balance sheet arrangements did not change materially in the quarter ended March 31, 2008.

CURRENT BUSINESS OUTLOOK

Thus far in the second quarter 2008, the chemicals segment is experiencing positive price momentum in ethylene and co-products, but high raw material costs, particularly liquids, are offsetting these gains.  Supply and demand is more balanced for ethylene derivatives in the second quarter 2008.  Polymers segment sales volumes are somewhat depressed due to weaker demand for polyethylene in the U.S., but U.S. export sales volumes remain strong, driven by global demand and the weak U.S. dollar.

CRITICAL ACCOUNTING POLICIES

Equistar applies those accounting policies that management believes best reflect the underlying business and economic events, consistent with accounting principles generally accepted in the U.S.   Inherent in such policies are certain key assumptions and estimates made by management.  Management periodically updates its estimates used in the preparation of the financial statements based on its latest assessment of the current and projected business and general economic environment.   Information regarding Equistar’s Critical Accounting Policies is included in Item 7 of Equistar’s Annual Report on Form 10-K for the year ended December 31, 2007.

ACCOUNTING AND REPORTING CHANGES

On April 25, 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (Revised 2007), Business Combinations, and other U.S. generally accepted accounting principles. This FSP is effective for Equistar’s financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited.  Equistar does not expect the application of FSP 142-3 to have a material effect on its consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, which amends and expands the disclosure requirements of SFAS 133 Accounting for Derivative Instruments and Hedging Activities by requiring qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS 161 will be effective for Equistar beginning in 2009.  Equistar is currently evaluating the effect of SFAS No. 161 on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51, which establishes new accounting and disclosure requirements for noncontrolling, or minority, interests, including their classification as a separate component of equity and the adjustment of net income to include amounts attributable to minority interests.  SFAS No. 160 also establishes new accounting standards requiring recognition of a gain or loss upon deconsolidation of a subsidiary.  SFAS No. 160 will be effective for Equistar beginning in 2009, with earlier application prohibited.

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

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115, which permits election of fair value to measure many financial instruments and certain other items, was applicable to Equistar effective January 1, 2008.   Equistar has elected not to apply the fair value option to any assets or liabilities.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  The new standard defines fair value, establishes a framework for its measurement and expands disclosures about such measurements.  In February 2008, the FASB issued FASB Staff Position FAS 157-2, delaying the effective date of SFAS No. 157 for certain nonfinancial assets and liabilities until January 1, 2009.   Equistar is currently evaluating the effect to its consolidated financial statements of prospectively applying the provisions of SFAS No. 157 to those assets and liabilities.

Implementation of the provisions of SFAS No. 157 to financial assets and liabilities beginning January 1, 2008 did not have a material effect on Equistar consolidated financial statements.

Item 3.  Disclosure of Market Risk

Equistar’s exposure to market risk is described in Item 7A of its Annual Report on Form 10-K for the year ended December 31, 2007.  Equistar’s exposure to market risk has not changed materially in the quarter ended March 31, 2008.

Item 4.  Controls and Procedures

Equistar performed an evaluation, under the supervision and with the participation of its management, including the President and Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of Equistar’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2008.  Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Equistar’s disclosure controls and procedures are effective.

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

All forward-looking statements in this Form 10-Q are qualified in their entirety by the cautionary statements contained in this section, elsewhere in this report and in Equistar’s Annual Report on Form 10-K for the year ended December 31, 2007.  See “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  These factors are not necessarily all of the important factors that could affect Equistar.  Use caution and common sense when considering these forward-looking statements.  Equistar does not intend to update these statements unless securities laws require it to do so.

In addition, this Form 10-Q contains summaries of contracts and other documents.  These summaries may not contain all of the information that is important to an investor, and reference is made to the actual contract or document for a more complete understanding of the contract or document involved.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material developments with respect to Equistar’s legal proceedings previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2007.

Item 1A.  Risk Factors

There have been no material developments with respect to Equistar’s risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2007.

Item 6.  Exhibits

3.2(a)	First Supplement to Amended and Restated Limited Partnership Agreement (filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 14, 2008 and incorporated herein by reference)

4.2
Amended and Restated Senior Secured Credit Agreement Dated as of April 30, 2008 (filed as an exhibit to Lyondell Chemical Company’s Current Report on Form 8-K filed on May 6, 2008 and incorporated herein by reference)

4.3
Amended and Restated Bridge (Interim) Loan Credit Agreement Dated as of April 30, 2008 (filed as an exhibit to Lyondell Chemical Company’s Current Report on Form 8-K filed on May 6, 2008 and incorporated herein by reference)

4.5(a)
Amendment No. 1 to Senior Secured Inventory-Based Credit Agreement Dated as of April 30, 2008 (filed as an exhibit to Lyondell Chemical Company’s Current Report on Form 8-K filed on May 6, 2008 and incorporated herein by reference)

4.8(a)
Amendment No. 1 to Receivables Purchase Agreement and Undertaking Agreement Dated as of April 30, 2008 (filed as an exhibit to Lyondell Chemical Company’s Current Report on Form 8-K filed on May 7, 2008 and incorporated herein by reference)

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

Equistar Chemicals, LP

Dated: May 15, 2008	/s/ Eberhard Faller
Eberhard Faller
Vice President, Controller and Chief Accounting Officer
(Duly Authorized and Principal Accounting Officer)