Form 10-Q
period 2008-06-30
EQUISTAR CHEMICALS LP
filed 2008-08-14
CIK 1081158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

                        [✓]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

PART I.  FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

EQUISTAR CHEMICALS, LP

CONSOLIDATED STATEMENTS OF INCOME

	Successor	Predecessor	Successor	Predecessor
	For the three months ended June 30,		For the six months ended June 30,
Millions of dollars	2008	2007	2008	2007
Sales and other operating revenues:
Trade	$3,159	$2,560	$6,091	$4,680
Related parties	977	974	1,866	1,723
	4,136	3,534	7,957	6,403
Operating cost and expenses:
Cost of sales	4,362	3,362	8,269	6,100
Selling, general and administrative expenses	59	72	129	131
Research and development expenses	8	9	16	18
	4,429	3,443	8,414	6,249
Operating income (loss)	(293)	91	(457)	154
Interest expense:
Push-down debt	(374)	- -	(760)	- -
Related party	(2)	- -	(6)	- -
Debt of Equistar	(5)	(54)	(8)	(108)
Interest income:
Related parties	8	- -	20	- -
Other	1	4	1	5
Other expense, net	- -	(33)	(2)	(32)
Net income (loss)	$(665)	$8	$(1,212)	$19

See Notes to the Consolidated Financial Statements.

EQUISTAR CHEMICALS, LP

CONSOLIDATED BALANCE SHEETS

Millions of dollars	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$23	$60
Accounts receivable:
Trade, net	78	95
Related parties	71	43
Inventories	1,674	1,754
Prepaid expenses and other current assets	125	60
Total current assets	1,971	2,012

Notes receivable from related party	685	785
Property, plant and equipment, net	5,170	5,116
Investments	67	65
Intangible assets, net:
Debt issuance costs on push-down debt	251	334
Intangible assets of Equistar	822	998
Goodwill	639	750
Other assets, net	11	12
Total assets	$9,616	$10,072

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current maturities of long-term debt:
Push-down debt	$144	$146
Debt of Equistar	- -	27
Related party borrowings:
Notes payable	200	80
Push-down debt	740	717
Accounts payable:
Trade	1,122	975
Related parties	143	191
Accrued liabilities	182	295
Total current liabilities	2,531	2,431

Long-term debt:
Push-down debt	16,764	16,829
Debt of Equistar	130	129
Other liabilities and deferred revenues	297	295
Commitments and contingencies
Partners’ capital:
Partners’ accounts	7,293	7,746
Push-down debt	(17,397)	(17,358)
Accumulated other comprehensive loss	(2)	- -
Total partners’ capital	(10,106)	(9,612)
Total liabilities and partners’ capital	$9,616	$10,072

See Notes to the Consolidated Financial Statements.

EQUISTAR CHEMICALS, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Predecessor
	For the six months ended June 30,
Millions of dollars	2008	2007
Cash flows from operating activities:
Net income (loss)	$(1,212)	$19
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Push-down debt interest	760	- -
Depreciation and amortization	283	162
Debt prepayment premiums and charges	1	34
Deferred maintenance turnaround expenditures	- -	- -
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(11)	(160)
Inventories	80	105
Accounts payable	99	130
Other, net	(140)	(99)
Net cash provided by (used in) operating activities	(140)	191
Cash flows from investing activities:
Expenditures for property, plant and equipment	(79)	(90)
Proceeds from related party notes receivable	100	- -
Other	- -	8
Net cash provided by (used in) investing activities	21	(82)
Cash flows from financing activities:
Repayment of long-term debt	(28)	(632)
Distributions to owners	- -	(100)
Net proceeds from related party notes payable	120	500
Other	(10)	- -
Net cash provided by (used in) financing activities	82	(232)
Decrease in cash and cash equivalents	(37)	(123)
Cash and cash equivalents at beginning of period	60	133
Cash and cash equivalents at end of period	$23	$10

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

As a result of the acquisition of Lyondell by LyondellBasell Industries on December 20, 2007, Equistar’s assets and liabilities were revalued to reflect the values assigned in LyondellBasell Industries’ accounting for the purchase of Lyondell, resulting in a new basis of accounting.   In addition, Equistar has recognized in its financial statements $17,648 million of debt at June 30, 2008 for which it is not the primary obligor, but which it has guaranteed, and which was used by LyondellBasell Industries in the acquisition of Lyondell (“push-down debt”), and $251 million of related unamortized debt issuance costs at June 30, 2008.

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

Equistar's carrying value of push-down debt could be adjusted based on repayment or refinancing of the push-down debt by affiliates or if Equistar is required to repay push-down debt on an affiliate's behalf.  Any adjustment to the carrying value of push-down debt would result in a corresponding adjustment to partner's capital.

The consolidated statements of income for the three and six months ended June 30, 2008 reflect post-acquisition depreciation and amortization expense based on the new value of the related assets and interest expense that resulted from the debt used to finance the acquisition; therefore, the financial information for the periods prior to and subsequent to the acquisition on December 20, 2007 is not generally comparable.  To indicate the application of a different basis of accounting for the period subsequent to the acquisition, periods prior to the acquisition are designated “predecessor” periods and those subsequent to the acquisition are designated “successor” periods.

2.      Company Ownership

Equistar became an indirect wholly owned subsidiary of Lyondell Chemical Company (together with its consolidated subsidiaries, “Lyondell”) as a result of Lyondell’s acquisition of Millennium Chemicals Inc. (together with its consolidated subsidiaries, “Millennium”) in 2004.  Prior to December 20, 2007, Equistar was owned 70.5% by Lyondell and 29.5% by Millennium.

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

3.      Accounting and Reporting Changes

On April 25, 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets in order to improve the consistency between the useful life of a recognized intangible asset under Statement No. 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), Business Combinations, and other U.S. generally accepted accounting principles. This FSP is effective for Equistar beginning in 2009.  Early adoption is prohibited.  Equistar does not expect the application of FSP 142-3 to have a material effect on its consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, which amends and expands the disclosure requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, by requiring qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS No. 161 will be effective for Equistar beginning in 2009.  Equistar is currently evaluating the effect of SFAS No. 161 on its disclosures.

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

Also in December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which requires an acquiring entity to recognize all assets acquired and liabilities assumed in a transaction at the acquisition date at fair value with limited exceptions.  SFAS No. 141 (revised 2007) will change the accounting treatment for certain specific items, including: expensing of most acquisition and restructuring costs; recording acquired contingent liabilities, in-process research and development and noncontrolling, or minority, interests at fair value; and recognizing changes in income tax valuations and uncertainties after the acquisition date as income tax expense.  SFAS No. 141 (revised 2007) also includes new disclosure requirements.  For Equistar, SFAS No. 141 (revised 2007) will apply to business combinations with acquisition dates beginning in 2009.  Earlier adoption is prohibited.

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

From December 20, 2007, Equistar’s consolidated financial statements reflect a revaluation of Equistar’s assets and liabilities, to reflect the allocation of $7,811 million of the purchase price to Equistar assigned in LyondellBasell Industries’ accounting for the purchase of Lyondell.  In addition, at June 30, 2008, Equistar recognized in its financial statements $17,648 million of push-down debt for which it is not the primary obligor and $251 million of related unamortized debt issuance costs.

The purchase price allocations used in the preparation of the June 30, 2008 and December 31, 2007 financial statements are preliminary due to the continuing analyses relating to the determination of the fair values of the assets acquired and liabilities assumed.  Based upon additional information received to date, the fair value of the assets and liabilities acquired were adjusted in the six month period ended June 30, 2008.  The adjustments and their effect on goodwill for the six month period ended June 30, 2008 are summarized in Note 8.  Any further changes to the estimates of fair value of net assets acquired would result in additional adjustments to assets and liabilities and corresponding adjustments to goodwill.  Management does not expect the finalization of these matters to have a material effect on the allocation.

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

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5.      Related Party Transactions

Effective December 2007, Equistar and a subsidiary of Lyondell entered into two loan agreements.  Under one of the loan agreements, Equistar may borrow from, and under the other loan agreement Equistar may make advances to the Lyondell subsidiary amounts up to and not exceeding $2,000 million.  The loans, which bear interest at London Interbank Offered Rate (“LIBOR”) plus 4%, mature in 2012.  Accrued interest may, at the option of the parties, be added to the outstanding principal amount of the note.  At June 30, 2008, Equistar had a note payable of $200 million and at December 31, 2007 Equistar had a note receivable of $44 million, under the respective loan agreements.  It is anticipated that Equistar and Lyondell will replace the loan agreements with a current account agreement for an indefinite period, under which Equistar may deposit excess cash balances with the Lyondell subsidiary and have access to uncommitted revolving lines of credit in excess of deposits.

In 2007, Equistar and Millennium entered into loan agreements permitting Equistar to borrow up to $600 million from Millennium.  In connection with the acquisition of Lyondell by LyondellBasell Industries (see Note 2), the maturity of the notes was extended to February 16, 2008 from December 21, 2007, or earlier upon demand.  The notes bore interest, which was payable quarterly, at LIBOR plus 1.75%.  The balance of the notes outstanding at December 31, 2007 was $80 million and was repaid in January 2008.

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

At June 30, 2008, the outstanding amount of receivables sold by Equistar to Lyondell was $1,402 million, for which Equistar received cash of $717 million and a note receivable of $685 million.  At December 31, 2007, the outstanding amount of receivables sold by Equistar to Lyondell was $1,407 million for which Equistar received cash proceeds of $666 million and a note receivable from Lyondell for $741 million.

7.      Inventories

Inventories consisted of the following:

Millions of dollars	June 30, 2008	December 31, 2007
Finished goods	$921	$902
Work-in-process	49	40
Raw materials	545	650
Materials and supplies	159	162
Total inventories	$1,674	$1,754

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8.      Property, Plant and Equipment and Goodwill

The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows:

Millions of dollars	June 30, 2008	December 31, 2007
Land	$45	$46
Manufacturing facilities and equipment	5,223	4,890
Construction in progress	166	193
Total property, plant and equipment	5,434	5,129
Less accumulated depreciation	(264)	(13)
Property, plant and equipment, net	$5,170	$5,116

Depreciation and amortization is summarized as follows:

	Successor	Predecessor	Successor	Predecessor
	For the three months ended June 30,		For the six months ended June 30,
Millions of dollars	2008	2007	2008	2007
Property, plant and equipment	$130	$74	$257	$148
Software costs	2	5	3	9
Other	12	2	23	5
Total depreciation and amortization	$144	$81	$283	$162

Equistar believes that there are asset retirement obligations associated with some of its facilities, but that the present value of those obligations normally is not material in the context of an indefinite expected life of the facilities.  Equistar continually reviews the optimal future alternatives for its facilities.  Any decision to retire one or more facilities would result in an increase in the present value of such obligations.  The liabilities that had been recognized for all asset retirement obligations were $15 million and $16 million at June 30, 2008 and December 31, 2007, respectively.

Based on additional information received to date, adjustments to the preliminary purchase price allocated to the fair value of assets and liabilities acquired as a result of Lyondell’s acquisition by LyondellBasell Industries resulted in a decrease of Equistar’s goodwill from $750 million at December 31, 2007 to $639 million at June 30, 2008.

The following table summarizes the changes to Equistar’s goodwill during the six months ended June 30, 2008, by reportable segment. Equistar’s reportable segments include chemicals and polymers.

Millions of dollars	Chemicals	Polymers	Total
Goodwill at January 1, 2008	$500	$250	$750
Acquisition of Lyondell
Adjustment to the estimated fair value of contracts	(92)	- -	(92)
Adjustments to property, plant and equipment and other assets and liabilities	(14)	(5)	(19)
	(106)	(5)	(111)
Goodwill at June 30, 2008	$394	$245	$639

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9.      Accounts Payable

Accounts payable included liabilities in the amounts of $5 million and $7 million as of June 30, 2008 and December 31, 2007, respectively, for checks issued in excess of associated bank balances but not yet presented for collection.

10.    Deferred Revenues

Deferred revenues at June 30, 2008 and December 31, 2007 of $130 million and $142 million, respectively, represent advances from customers as partial prepayments for products to be delivered under long-term product supply contracts.  Trade sales and other operating revenues included $21 million and $9 million in the three-month periods ended June 30, 2008 and 2007, respectively, and $26 million and $18 million in the six-month periods ended June 30, 2008 and 2007, respectively, of such previously deferred revenues.

11.    Long-Term Debt

As a result of the December 20, 2007 acquisition of Lyondell by LyondellBasell Industries, Equistar recorded the following long-term push-down debt for which it is not a primary obligor:

Millions of dollars	June 30, 2008	December 31, 2007
Term loan A due 2013	$1,465	$1,500
Term loan B due 2014 ($69 million of discount)	7,443	7,475
Senior Secured Interim Loan	8,000	8,000
Total long-term debt	16,908	16,975
Less current maturities	(144)	(146)
Total long-term debt, net	$16,764	$16,829

Long-term debt under which Equistar is the primary obligor consisted of the following:

Millions of dollars	June 30, 2008		December 31, 2007
Senior Notes due 2008, 10.125%	$	- -	$8
Senior Notes due 2011, 10.625%		- -	4
Debentures due 2026, 7.55% ($21 million of discount)		129	129
Notes due 2009, 8.75%		- -	15
Other		1	- -
Total long-term debt		130	156
Less current maturities		- -	(27)
Total long-term debt, net		$130	$129

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11.    Long-Term Debt – (Continued)

Debt Agreement Amendments—Under the terms of the financing for the Lyondell acquisition, the joint lead arrangers (“JLAs”) retained the right to flex certain provisions of the financing, including pricing and the reallocation and retranching of the Term Loans.  Effective April 30, 2008, the JLAs exercised the price flex provisions and, in conjunction with the exercise, the Senior Secured Credit Facility was amended to (i) convert each of the U.S. Tranche B Dollar Term Loan and the German Tranche B Euro Term Loan into three separate tranches, some of which tranches are subject to a prepayment penalty, (ii) increase interest rates and fee rates by 0.5%, (iii) establish a LIBOR floor of 3.25% on the U.S. Tranche B Dollar Term Loan, (iv) modify certain debt covenants, including increasing a general debt basket from $750 million to $1,000 million, eliminating an interest rate hedging requirement, increasing the asset backed facility basket by $500 million, and adding a covenant prohibiting reduction of aggregate commitments under the Revolving Credit Facility with Access Industries before its initial maturity, (v) amend the calculation of Consolidated EBITDA, as defined, for the purpose of determining compliance with the debt requirements, to reflect adjustments for 2007 cost of sales in accordance with FIFO inventory accounting, and (vi) make other changes, including technical and typographical corrections.

In conjunction with the exercise by the JLAs of their flex rights, additional amendments were made to each of the Senior Secured Interim Loan, Senior Secured Inventory-Based Credit Facility, Revolving Credit Facility with Access Industries and Accounts Receivable Securitization Facility.  The amendments to the Senior Secured Interim Loan and Senior Secured Inventory-Based Credit Facility and the Revolving Credit Facility with Access Industries were effective on April 30, 2008.  The amendments to the Accounts Receivable Securitization Facility were effective on May 6, 2008.

Each of the Senior Secured Interim Loan, the Senior Secured Inventory-Based Credit Facility, the Accounts Receivable Securitization Facility and Revolving Credit Facility with Access Industries were amended to (i) conform to certain of the amendments to the Senior Secured Credit Facility and (ii) make other changes, including technical and typographical corrections.  In addition, the Senior Secured Inventory-Based Credit Facility was amended to allow Lyondell the future option to increase the aggregate amount of commitments under the facility by a further $500 million.

Under the terms of the Senior Secured Inventory-Based Credit Facility, as amended, Lyondell could elect to increase commitments under the facility by up to an aggregate $1,100 million.  Effective April 30, 2008, Lyondell exercised the option to increase the facility by $600 million and, as a result, aggregate commitments under the facility increased from $1,000 million to $1,600 million.  Concurrent with the exercise of the increase in commitments, Lyondell Chemical Company became a lien grantor and added the following as collateral: (i) a first priority pledge of all equity interests owned by Lyondell Chemical Company in, and all indebtedness owed to it by, LyondellBasell Receivables I, LLC (the seller under the Accounts Receivable Securitization Facility) and (ii) a first priority security interest in all accounts receivable, inventory and related assets owned by Lyondell Chemical Company, subject to customary exceptions.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11.    Long-Term Debt – (Continued)

Other—Lyondell is a guarantor of Equistar’s 7.55% Debentures due 2026.

In addition to push-down debt, Equistar is a guarantor of certain LyondellBasell Industries debt, comprising the Basell Group’s 8.375% High Yield Notes due 2015, comprising borrowings of $615 million and €500 million ($789 million), and amounts borrowed by the Basell Group under the Senior Secured Credit Facility, consisting of $488 million borrowed under term loan A, €1,294 million ($2,043 million) under term loan B and outstanding borrowings under the revolving credit facility of which there was none at June 30, 2008.  Equistar is also a guarantor for amounts borrowed under the Senior Secured Inventory-Based Credit Facility by Lyondell Chemical Company and another Lyondell subsidiary as well as a U.S.-based subsidiary of the Basell Group.  At June 30, 2008, borrowings of $1,183 million were outstanding under the Senior Secured Inventory-Based Credit Facility; $1,053 million on the part of Lyondell and $130 million on the part of the Basell Group.

Amortization of debt discounts and debt issuance costs resulted in expenses of $51 million and $1 million for the three-month periods ended June 30, 2008 and 2007, respectively, and $101 million and $2 million for the six-month periods ended June 30, 2008 and 2007, respectively, which are included in interest expense.  Amounts related to pushdown debt are included in “Interest Expense: Push-Down Debt” in the Consolidated Statements of Income for the three and six months ended June 30, 2008.

12.    Pension and Other Postretirement Benefits

Net periodic pension and other postretirement benefits included the following cost components:

	Successor	Predecessor	Successor	Predecessor
	For the three months ended June 30,		For the six months ended June 30,
Millions of dollars	2008	2007	2008	2007
Pension benefits:
Service cost	$6	$5	$11	$11
Interest cost	5	4	9	8
Recognized return on plan assets	(6)	(4)	(11)	(8)
Amortization	- -	1	- -	1
Net periodic pension benefit cost	$5	$6	$9	$12
Other postretirement benefits:
Service cost	$ - -	$ - -	$1	$1
Interest cost	2	2	3	3
Net periodic other postretirement benefit cost	$2	$2	$4	$4

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13.    Commitments and Contingencies

Environmental Remediation—Equistar’s accrued liability for future environmental remediation costs totaled $3 million and $4 million as of June 30, 2008 and December 31, 2007, respectively.  In the opinion of management, there is no material estimable range of reasonably possible loss in excess of the liability recorded for environmental remediation.  However, it is possible that new information about the sites for which the accrual has been established, new technology or future developments such as involvement in investigations by regulatory agencies, could require Equistar to reassess its potential exposure related to environmental matters.

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

14.    Segment and Related Information

At the time of the acquisition of Lyondell by LyondellBasell Industries, LyondellBasell Industries established new business segments. Equistar’s operations, which are managed as part of LyondellBasell Industries, are primarily in two of these segments:

•
Chemicals, primarily manufacturing and marketing of ethylene; its co-products, including propylene, butadiene and aromatics, which include benzene and toluene; ethylene derivatives, including ethylene glycol, ethylene oxide (“EO”) and other EO derivatives, as well as ethanol; and

•	Polymers, including manufacturing and marketing of polyethylene, including high density polyethylene, low density polyethylene and linear low density polyethylene, and polypropylene.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14.    Segment and Related Information – (Continued)

Segment operating results reported to management reflect cost of sales determined under the first-in, first-out (“FIFO”) method of accounting for inventory.  These FIFO-basis operating results are reconciled to LIFO-basis operating results in the following table.

Millions of dollars	Chemicals	Polymers	Other		Total
Successor
For the three months ended June 30, 2008
Sales and other operating revenues:
Customers	$3,070	$1,066	$	- -	$4,136
Intersegment	800	- -		(800)	- -
	3,870	1,066		(800)	4,136
Segment operating income (loss)	45	(16)		39	68
Adjustment to LIFO basis					(361)
Operating loss					(293)
Predecessor
For the three months ended June 30, 2007
Sales and other operating revenues:
Customers	$2,652	$882	$	- -	$3,534
Intersegment	586	- -		(586)	- -
	3,238	882		(586)	3,534
Segment operating income	185	20		- -	205
Adjustment to LIFO basis					(114)
Operating income					91
Successor
For the six months ended June 30, 2008
Sales and other operating revenues:
Customers	$5,952	$2,005	$	- -	$7,957
Intersegment	1,510	- -		(1,510)	- -
	7,462	2,005		(1,510)	7,957
Segment operating loss	(52)	(35)		(27)	(114)
Adjustment to LIFO basis					(343)
Operating loss					(457)
Predecessor
For the six months ended June 30, 2007
Sales and other operating revenues:
Customers	$4,711	$1,692	$	- -	$6,403
Intersegment	1,080	- -		(1,080)	- -
	5,791	1,692		(1,080)	6,403
Segment operating income	294	36		- -	330
Adjustment to LIFO basis					(176)
Operating income					154

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14.    Segment and Related Information – (Continued)

The 2007 segment information presented above has been reclassified to conform with the new business segments created during the acquisition of Lyondell by LyondellBasell Industries.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with information contained in the Consolidated Financial Statements of Equistar Chemicals, LP, together with its consolidated subsidiaries (collectively, “Equistar”) and the notes thereto.

In addition to comparisons of current operating results with the same period in the prior year, Equistar has included, as additional disclosure, certain “trailing quarter” comparisons of second quarter 2008 operating results to first quarter 2008 operating results.  Equistar’s businesses are highly cyclical, in addition to experiencing some less significant seasonal effects.  Trailing quarter comparisons may offer important insight into current business directions.

The consolidated statements of income for the three and six months ended June 30, 2008 reflect post-acquisition depreciation and amortization expense based on the new value of the related assets and interest expense that resulted from the debt used to finance the acquisition; therefore, the financial information for the periods prior to and subsequent to the acquisition on December 20, 2007 is not generally comparable.  To indicate the application of a different basis of accounting for the period subsequent to the acquisition, the 2007 financial information presents separately the period prior to the acquisition (“Predecessor”) and the period after the acquisition (“Successor”).

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

In the first six months of 2008 compared to the same period in 2007, record high prices for crude oil and higher prices for natural gas liquids contributed to higher raw material costs for chemical producers, putting pressure on chemical product margins, particularly ethylene.  Chemicals and polymers markets generally experienced balanced supply and demand conditions with some weakening of demand.

During the second quarter and first six months of 2008 compared to the same periods in 2007, Equistar experienced lower profitability as sales price increases failed to keep pace with significantly higher average raw material costs.  Equistar’s operating results in the second quarter and first six months of 2008, compared to the same periods in 2007, reflected the effects of lower product margins in both the chemicals and polymers segments.  The segment operating results are reviewed in the “Segment Analysis” below.

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

Equistar has the ability to shift its ratio of raw materials used in the production of ethylene and its co-products to take advantage of the relative costs of heavy liquids and NGLs.  However, this ability is limited and, in the first six months of 2008, was not sufficient to offset the unprecedented differential increase in the price of liquids versus NGLs and the failure of co-product price increases to offset this differential increase.

The following table shows the average U.S. benchmark prices for crude oil and natural gas for the applicable three- and six-month periods, as well as benchmark U.S. sales prices for ethylene, propylene, benzene and HDPE, which Equistar produces and sells.  The benchmark weighted average cost of ethylene production, which is reduced by co-product revenues, is based on CMAI’s estimated ratio of heavy liquid raw materials and NGLs used in U.S. ethylene production and is subject to revision.

	Average Benchmark Price
	For the three months ended		For the six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Crude oil – dollars per barrel	123.90	64.87	110.95	61.43
Natural gas – dollars per million BTUs	11.07	7.25	9.55	6.91
NWE Naphtha-dollars per barrel	110.00	74.46	101.73	68.04
Weighted average cost of ethylene production – cents per pound	55.46	33.79	52.62	31.34
Ethylene – cents per pound	65.67	44.67	63.08	42.33
Propylene – cents per pound	68.17	49.92	63.92	46.52
Benzene – cents per gallon	397.67	394.67	381.50	373.83
HDPE – cents per pound	91.67	69.67	88.33	66.83

While the increases in natural gas prices were not as dramatic as those of crude oil, NGL prices were significantly higher during the second quarter and first six months of 2008 compared to the same periods in 2007.  These increases were indicative of the pressure on Equistar’s raw material costs, primarily crude oil-based, but also NGL-based.

RESULTS OF OPERATIONS

Revenues—Equistar’s revenues of $4,136 million in the second quarter 2008 were 17% higher compared to revenues of $3,534 million in the second quarter 2007, while the first six months of 2008 revenues of $7,957 million were 24% higher compared to revenues of $6,403 million in the first six months of 2007.  The higher revenues in the second quarter and first six months of 2008 reflected the effects of higher average sales prices, partially offset by the effect of lower sales volumes, compared to the same periods in 2007.  As noted in the table above, benchmark sales prices in the second quarter 2008 averaged higher compared to the second quarter 2007.  Ethylene and derivative sales volumes in the second quarter 2008 were 8% lower, while ethylene co-product sales volumes were 18% lower and polymer sales volumes were 5% lower compared to the second quarter 2007.

Cost of Sales—Equistar’s cost of sales of $4,362 million in the second quarter 2008 was 30% higher compared to $3,362 million in the second quarter 2007, while cost of sales in the fist six months of 2008 of $8,269 million was 36% higher compared to $6,100 million in the first six months of 2007.  The increases were primarily due to higher raw material costs resulting from the effects of higher crude oil and NGL-based raw material prices.

SG&A Expenses—Selling, general and administrative (“SG&A”) expenses were $59 million in the second quarter of 2008 compared to $72 million in the second quarter of 2007 and $129 million for the first six months of 2008 compared to $131 million for the first six months of 2007.  The decreases were primarily attributable to lower compensation expense partially offset by $18 million and $48 million of higher fees incurred in the second quarter and first six months of 2008,respectively, under Equistar’s receivables sales agreement with Lyondell reflecting higher utilization of that facility compared to the 2007 periods.

Operating Income—Equistar had an operating loss of $293 million in the second quarter 2008 compared to operating income of $91 million in the second quarter 2007 and an operating loss of $457 million in the first six months of 2008 compared to operating income of $154 million in the first six months of 2007.  The operating losses in the second quarter and first six months of 2008 were primarily due to lower product margins as sales prices did not increase as rapidly as raw material costs compared to the same periods in 2007.  In addition, depreciation and amortization expense increased by $63 million and $121 million in the second quarter and first six months of 2008, respectively, as a result of the higher values assigned to Equistar’s assets in the acquisition.

Interest Expense—Equistar’s interest expense, excluding push-down and related party debt, was $5 million in the second quarter 2008 compared to $54 million in the second quarter 2007 and $8 million in the first six months of 2008 compared to $108 million in the first six months of 2007.  The decrease was primarily due to a decrease in debt, for which Equistar is the primarily obligor, of approximately $1.4 billion from second quarter 2007 to second quarter 2008.  Equistar also recognized $2 million in related party interest expense and $374 million of interest expense on push-down debt in the second quarter 2008 and $6 million in related party interest expense and $760 million of interest expense on push-down debt in the first six months of 2008.

Net Income (Loss)—Equistar’s net loss was $665 million in the second quarter 2008 compared to net income of $8 million in the second quarter 2007 and a net loss of $1,212 million in the first six months of 2008 compared to net income of $19 million in the first six months of 2007.  The net loss during the second quarter of 2008 was primarily due to $374 million of interest expense on push-down debt and the operating loss in the second quarter 2008 compared to operating income in second quarter of 2007.  The net loss during the first six months of 2008 was primarily due to $760 million of interest expense on push-down debt and the operating loss in the first six months of 2008 compared to operating income during the first six months of 2007.  Segment operating results are discussed under the “Segment Analysis.”

Second Quarter 2008 versus First Quarter 2008

Equistar’s second quarter 2008 net loss was $665 million compared to a net loss of $547 million in the first quarter 2008.  The increase of $118 million in the net loss is primarily due to higher liquid and NGL-based raw material costs, which were partly offset by increases in sales prices.

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

The following table sets forth Equistar’s sales and other operating revenues, operating income and selected product sales volumes.

	Successor	Predecessor	Successor	Predecessor
	For the three months ended		For the six months ended
	June 30,		June 30,
Millions of dollars	2008	2007	2008	2007
Sales and other operating revenues:
Chemicals segment	$3,870	$3,238	$7,462	$5,791
Polymers segment	1,066	882	2,005	1,692
Intersegment eliminations	(800)	(586)	(1,510)	(1,080)
Total	$4,136	$3,534	$7,957	$6,403

Operating income (loss):
Chemicals segment	$45	$185	$(52)	$294
Polymers segment	(16)	20	(35)	36
Other, including intersegment eliminations	39	- -	(27)	- -
LIFO adjustment	(361)	(114)	(343)	(176)
Total	$(293)	$91	$(457)	$154

Sales volumes, in millions
Ethylene and derivatives (pounds):	2,826	3,070	5,703	5,982
Intersegment sales to polymers included above (pounds)	1,269	1,391	2,537	2,729
Other ethylene derivatives included above (pounds)	603	604	1,105	1,152
Ethylene co-products:
Non-aromatics (pounds)	1,645	2,009	3,488	4,034
Aromatics (gallons)	70	87	149	182
Polyethylene (pounds)	1,347	1,404	2,643	2,788
Polypropylene (pounds)	49	62	91	132

Chemicals Segment

Overview—In its chemicals segment, Equistar manufactures and markets ethylene and its co-products, primarily propylene, butadiene and aromatics, which include benzene and toluene.  Equistar also manufactures and markets ethylene derivatives, including ethylene glycol, ethylene oxide (“EO”) and other EO derivatives, and ethanol.

During the second quarter and first six months of 2008 compared to the same periods in 2007, U.S. ethylene markets experienced lower profitability as increases in benchmark ethylene and co-products sales prices did not keep pace with rapidly rising raw material costs.  As discussed above, prices of both crude oil-based liquid raw materials and natural gas liquids-based raw materials averaged higher in the 2008 periods, with crude oil prices reaching record levels.  U.S. ethylene operating rates were in the 90% to 95% range.  U.S. demand for ethylene decreased an estimated 5% and 3% in the second quarter and first six months of 2008, respectively, compared to the same periods in 2007.

The chemicals segment’s operating results in the second quarter and first six months of 2008 compared to the same 2007 periods reflected the negative effects of higher raw material costs on ethylene product margins.  The operating results for the first six months of 2008 also reflected the negative effect of selling inventories recorded at fair value in the acquisition of Lyondell.

Revenues—Revenues of $3,870 million in the second quarter 2008 were 20% higher compared to revenues of $3,238 million in the second quarter 2007 and revenues of $7,462 million in the first six months of 2008 were 29% higher compared to revenues of $5,791 million in the first six months of 2007.  The higher revenues in the second quarter and first six months of 2008 reflected higher average sales prices, partially offset by the effect of lower sales volumes.

Operating Income—The operating income in the second quarter 2008 was $45 million compared to operating income of $185 million in the second quarter 2007, while an operating loss of $52 million in the first six months of 2008 compared to operating income of $294 million in the first six months of 2007.  The decreases were primarily due to lower ethylene product margins, reflecting higher raw material costs for ethylene, and, in the first six months of 2008, a $14 million negative effect of selling inventories recorded at fair value in the acquisition.

Polymers Segment

Overview—In its polymers segment, Equistar manufactures and markets polyethylene, including high density polyethylene (“HDPE”) low density polyethylene (“LDPE”) and linear low density polyethylene (“LLDPE”), and polypropylene.

During the first six months of 2008 compared to the same 2007 period, U.S. polyethylene operating rates continued in the 90% range.  While the U.S. market experienced weaker domestic demand growth in the 2008 periods, this was partly offset by continued strong export demand as a result of the weak U.S. dollar.  Total U.S. demand for polyethylene increased an estimated 2% in the second quarter 2008 and decreased an estimated 1% in the first six months of 2008 compared to the same periods in 2007.  Higher raw material costs in the first six months of 2008 compared to the same 2007 period put pressure on polymers product margins.

Equistar’s polymers segment operating results in the second quarter and first six months of 2008 compared to the same 2007 periods primarily reflected the effects of lower product margins due to higher raw material costs.  In addition, the first six months of 2008 included an unfavorable effect from selling inventories that were recorded at fair value as a result of the Lyondell acquisition.

Revenues—Revenues of $1,066 million in the second quarter 2008 were 21% higher compared to revenues of $882 million in the second quarter 2007 and revenues of $2,005 million in the first six months of 2008 were 18% higher compared to revenues of $1,692 million in the first six months of 2007.  The increase in the second quarter 2008 and first six months of 2008 revenues reflected higher average sales prices, which were partially offset by the effects of 4% and 5% lower sales volumes in the second quarter and first six months of 2008, respectively, compared to the same periods in 2007.

Operating Income—The polymers segment had an operating loss of $16 million in the second quarter 2008 compared to operating income of $20 million in the second quarter 2007 and an operating loss of $35 million in the first six months of 2008 compared to operating income of $36 million in the first six months of 2007.  The decreases were primarily the result of lower product margins as well as lower sales volumes in the second quarter and first six months of 2008 compared to the same periods in 2007.  In addition, the first six months of 2008 included a $24 million negative effect of selling inventories that were recorded at fair value in the acquisition.

FINANCIAL CONDITION

Operating Activities—Operating activities used cash of $140 million in the first six months of 2008 and provided cash of $191 million in the first six months of 2007.  The $331 million change primarily reflected the negative effect of the net loss in the first six months of 2008 and, as indicated by changes in other, net, an increase in cash used in the 2008 period for annual payments of employee bonus awards and property taxes.  This was partly offset by the effects of changes in the main components of working capital – accounts receivable and inventory, net of accounts payable – which provided cash of $168 million in the first six months of 2008 compared to $75 million in the first six months of 2007.  The improvement in the 2008 period was primarily due to accelerated collections of certain customer accounts receivable as a result of Equistar’s use of discounts for early payment.

Investing Activities—Investing activities provided cash of $21 million in the first six months of 2008 and used cash of $82 million in the first six months of 2007.  The $103 million improvement primarily reflected $100 million of proceeds of notes receivable from related parties and an $11 million decrease in capital expenditures in the first six months of 2008 compared to the same period in 2007.  The notes receivable from related parties relate to accounts receivable sold by Equistar to Lyondell under the receivables sales agreement (see Note 6 to the Consolidated Financial Statements).

Financing Activities—Financing activities provided cash of $82 million in the first six months of 2008 and used cash of $232 million in the first six months of 2007.

In the first six months of 2008, Equistar had net borrowings of $120 million under related party loan agreements.  Also during the first six months of 2008, Equistar called and repaid the remaining $28 million principal amount due under notes that were not tendered in December 2007, and paid premiums totaling $2 million.

During the first six months of 2007, Equistar borrowed $500 million under loan agreements with Millennium and used the proceeds of the Millennium loans, along with cash on hand, to repay $300 million principal amount of its 10.125% Senior Notes due 2008, $300 million principal amount of its 10.625% Senior Notes due 2011 and related premiums totaling $32 million (see Notes 5 and 11 to the Consolidated Financial Statements).

During the first six months of 2008, Equistar did not make any distributions to its owners compared to $100 million distributed in the first six months of 2007.

Liquidity and Capital Resources—At June 30, 2008, Equistar’s long-term debt, under which Equistar is the primary obligor, was $130 million, and there were no current maturities.  In addition, Equistar recognized in its financial statements a total of $17,648 million of acquisition-related or push-down debt for which it is a guarantor, as described below, but is not the primary obligor (see Note 11 to the Consolidated Financial Statements).  As a result of recognizing the push-down debt in its financial statements, Equistar has a $10,106 million deficit in partners’ capital; however, Equistar does not expect that it will be required to fund a substantial portion of the push-down debt.

LyondellBasell Industries manages the cash and liquidity of Equistar and its other subsidiaries as a single group and a global cash pool.  Substantially all of the group’s cash is managed centrally, with operating subsidiaries participating through an intercompany uncommitted revolving credit facility. The majority of the operating subsidiaries of LyondellBasell Industries, including Equistar, have provided guarantees or collateral for the new debt of various LyondellBasell Industries subsidiaries totaling approximately $22 billion that was used primarily to acquire Lyondell.  Accordingly, the major bond rating agencies have assigned a corporate rating to LyondellBasell Industries as a group relevant to such borrowings. Management believes this corporate rating is reflective of the inherent credit for Equistar, as well as for the group as a whole.

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

In March 2008, LyondellBasell Industries entered into a senior unsecured $750 million, eighteen-month revolving credit facility, under which Lyondell and a subsidiary of the Basell Group are borrowers.  The $750 million revolving credit facility is in addition to the existing credit facilities available to LyondellBasell Industries and is provided to LyondellBasell Industries by Access Industries Holdings, LLC, an affiliate of Access Industries, which indirectly owns LyondellBasell Industries.  The revolving credit facility has substantially the same terms as the Senior Secured Credit Facility except that it is unsecured and is not guaranteed by the subsidiaries of LyondellBasell Industries.

As of June 30, 2008, there were no borrowings outstanding under the facility.  At each borrower’s option, loans under the revolving credit facility bear interest until the first full fiscal quarter commencing on or after June 30, 2008, at rates equal to LIBOR plus 6% or the higher of the (i) federal funds rate plus 0.5% and (ii) prime rate, plus, in each case, 5%.  Thereafter, interest rates will be adjusted, from time to time, based upon the First Lien Senior Secured Leverage Ratio as calculated at such time.  Neither Millennium nor Equistar can borrow under this facility.

At June 30, 2008, Equistar had cash on hand of $23 million.  The total amount available to borrowers under both the $1,600 million Senior Secured Inventory-Based Credit Facility and the $1,150 million Accounts Receivable Securitization Facility totaled approximately $241 million, giving effect to a total minimum unused availability requirement of $100 million under the Accounts Receivable Securitization Facility and the Senior Secured Inventory-Based Credit Facility and the total amount of outstanding letters of guarantee and letters of credit under the Senior Secured Inventory-Based Credit Facility.  In addition, Equistar has up to $1,800 million available under the loan agreement with a Lyondell subsidiary subject to availability through LyondellBasell Industries’ global cash management program.

Equistar believes that its cash balances, cash generated from operating activities, funds from lines of credit and cash generated from funding under various liquidity facilities available to Equistar through LyondellBasell Industries will be adequate to meet anticipated future cash requirements, including scheduled debt repayments, necessary capital expenditures, and ongoing operations.

Debt Agreement Amendments—Under the terms of the financing for the Lyondell acquisition, the joint lead arrangers (“JLAs”) retained the right to flex certain provisions of the financing, including pricing and the reallocation and retranching of the Term Loans.  Effective April 30, 2008, the JLAs exercised the price flex provisions and, in conjunction with the exercise, the Senior Secured Credit Facility was amended to (i) convert each of the U.S. Tranche B Dollar Term Loan and the German Tranche B Euro Term Loan into three separate tranches, some of which tranches are subject to a prepayment penalty, (ii) increase interest rates and fee rates by 0.5%, (iii) establish a LIBOR floor of 3.25% on the U.S. Tranche B Dollar Term Loan, (iv) modify certain debt covenants, including increasing a general debt basket from $750 million to $1,000 million, eliminating an interest rate hedging requirement, increasing the asset backed facility basket by $500 million, and adding a covenant prohibiting reduction of aggregate commitments under the Revolving Credit Facility with Access Industries before its initial maturity, (v) amend the calculation of Consolidated EBITDA, as defined, for the purpose of determining compliance with the debt requirements, to reflect adjustments  to present 2007 cost of sales in accordance with FIFO inventory accounting, and (vi) make other changes, including technical and typographical corrections.

In conjunction with the exercise by the JLAs of their flex rights, additional amendments were made to each of the Senior Secured Interim Loan, Senior Secured Inventory-Based Credit Facility, Revolving Credit Facility with Access Industries and Accounts Receivable Securitization Facility.  The amendments to the Senior Secured Interim Loan and Senior Secured Inventory-Based Credit Facility and the Revolving Credit Facility with Access Industries were effective on April 30, 2008.  The amendments to the Accounts Receivable Securitization Facility were effective on May 6, 2008.

Each of the Senior Secured Interim Loan, the Senior Secured Inventory-Based Credit Facility, the Accounts Receivable Securitization Facility and Revolving Credit Facility with Access Industries were amended to (i) conform to certain of the amendments to the Senior Secured Credit Facility and (ii) make other changes, including technical and typographical corrections.  In addition, the Senior Secured Inventory-Based Credit Facility was amended to allow Lyondell the future option to increase the aggregate amount of commitments under the facility by a further $500 million.

Under the terms of the Senior Secured Inventory-Based Credit Facility, as amended, Lyondell could elect to increase commitments under the facility by up to an aggregate $1,100 million.  Effective April 30, 2008, Lyondell exercised the option to increase the facility by $600 million and, as a result, aggregate commitments under the facility increased from $1,000 million to $1,600 million.  Concurrent with the exercise of the increase in commitments, Lyondell Chemical Company became a lien grantor and added the following as collateral: (i) a first priority pledge of all equity interests owned by Lyondell Chemical Company in, and all indebtedness owed to it by, LyondellBasell Receivables I, LLC (the seller under the Accounts Receivable Securitization Facility) and (ii) a first priority security interest in all accounts receivable, inventory and related assets owned by Lyondell Chemical Company, subject to customary exceptions.

Equistar is a guarantor of certain debt of the Basell Group and Lyondell.  The Basell Group debt includes an $8,000 million Senior Secured Interim Loan and 8.375% High Yield Notes due 2015, comprising borrowings of $615 million and €500 million ($789 million).  The Senior Secured Interim Loan, together with proceeds of other borrowings, was used to finance the acquisition of Lyondell.  If not repaid or exchanged prior to the 12 months tenure, the Senior Secured Interim Loan converts to a senior secured loan in December 2008 and is due June 2015.  The Senior Secured Interim Loan bears interest at LIBOR plus an initial margin of 4.625%, which margin increased in June 2008 to 5.125%, and increases by 0.5% for each three-month period thereafter, subject to a maximum interest rate of 12% per annum (or 12.5% in the event of certain ratings declines).  Through a series of actions, the validity of which LyondellBasell Industries disputes, the JLAs have attempted to increase the applicable rate under the Senior Secured Interim Loan to 12% per annum.  Since June 20, 2008, LyondellBasell Industries has been paying 12% interest, which is approximately 4% higher than the currently applicable rate under the Senior Secured Interim Loan as at June 30, 2008, in order to avoid any allegation of default by the lenders.  LyondellBasell Industries has protested the higher rate of interest and has reserved its right to recover any such amounts based upon a determination that the JLAs’ attempt to impose a rate increase is not supported by the terms of the applicable loan documentation.

Equistar is also committed to lend amounts to Lyondell through the accounts receivable sales facility with Lyondell.  Under the accounts receivable sales facility with Lyondell, Equistar sells substantially all of its domestic accounts receivable to a subsidiary of Lyondell in exchange for, at the option of Lyondell, a combination of cash and promissory notes from the subsidiary.

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

At June 30, 2008, amounts borrowed by the Basell Group under the Senior Secured Credit Facility consisted of $488 million borrowed under term loan A and €1,294 million ($2,043 million) under term loan B, and Lyondell borrowings included $1,465 million borrowed under term loan A and $7,512 million under term loan B.  At June 30, 2008, borrowings of $1,183 million were outstanding under the Senior Secured Inventory-Based Credit Facility, $1,053 million on the part of Lyondell and $130 million on the part of the Basell Group.

In view of the interrelated nature of the credit and liquidity position of LyondellBasell Industries and its subsidiaries, and pursuant to Staff Accounting Bulletin Topic 5(j) of the Securities and Exchange Commission, Equistar has recognized debt of $17,648 million for which it is not the primary obligor, but which it has guaranteed (the push-down debt), that was used in the acquisition of Lyondell by LyondellBasell Industries.

The Senior Secured Credit Facility, Accounts Receivable Securitization Facility, senior secured inventory-based credit facility and the Senior Secured Interim Loan contain restrictive covenants, including covenants that establish maximum levels of annual capital expenditures and require the maintenance of specified financial ratios by LyondellBasell Industries on a consolidated basis.  These covenants, as well as debt guarantees, are described in Note 13 to Equistar’s Consolidated Financial Statements in Item 8 of its Annual Report on Form 10-K for the year ended December 31, 2007.  See “Effects of a Breach” below for discussion of the potential impact of a breach of these covenants.

The indenture governing Equistar’s 7.55% Notes due 2026 contains restrictive covenants.  These covenants are described in Note 13 to Equistar’s Consolidated Financial Statements in Item 8 of its Annual Report on Form 10-K for the year ended December 31, 2007.

Effects of a Breach—A breach by Equistar or any other obligor of the covenants or the failure to pay principal and interest when due under any of the Senior Secured Credit Facility, Senior Secured Interim Loan, senior secured inventory-based credit facility, Accounts Receivable Securitization Facility or other indebtedness of Equistar or its affiliates could result in a default or cross-default under all or some of those instruments, although Equistar’s 7.55% Notes due 2026 do not have cross-acceleration or cross-default provisions.  If any such default or cross default occurs, the applicable lenders may elect to declare all outstanding borrowings, together with accrued interest and other amounts payable thereunder, to be immediately due and payable.  In such circumstances, the lenders under the Senior Secured Credit Facility and the Senior Secured Inventory-Based Credit Facility also have the right to terminate any commitments they have to provide further borrowings, and the counterparties under the Accounts Receivable Securitization Facility may terminate further purchases of interests in accounts receivable and receive all collections from previously sold interests until they have collected on their interests in those receivables, thus reducing the entity’s liquidity.  In addition, following such an event of default, the lenders under the Senior Secured Facility and the Senior Secured Interim Loan and the counterparties under the senior secured inventory–based credit facility have the right to proceed against the collateral granted to them to secure the obligations, which in some cases includes Equistar’s available cash.  If the obligations under the Senior Secured Credit Facility, the Senior Secured Interim Loan, the Senior Secured Inventory-Based Credit Facility, Accounts Receivable Securitization Facility or any other material financing arrangement were to be accelerated, it is not likely that the obligors would have, or be able to obtain, sufficient funds to make these accelerated payments, and as a result, Equistar could be forced into bankruptcy or liquidation.

Off-Balance Sheet Arrangements—Equistar’s off-balance sheet arrangements are described in Item 7 of its Annual Report on Form 10-K for the year ended December 31, 2007.  Equistar’s off-balance sheet arrangements did not change materially in the quarter ended June 30, 2008.

CURRENT BUSINESS OUTLOOK

Through mid-August 2008, crude oil prices have declined from the peak levels of late June and early July 2008 and averaged close to second quarter 2008 levels, resulting in some moderation of raw material cost pressures for chemical products, but also creating downward pressure on product sales prices

The U.S. ethylene business has continued to experience volatile raw material costs and pressure on product margins.  NGL raw materials have been favored over naphtha, a heavy liquid raw material, but select naphthas are economically competitive with NGLs.  Chemical product sales prices have displayed positive price momentum early in the third quarter of 2008, driven by raw material costs and market tightness in certain product areas.  More recently, the decline in the price of crude oil and natural gas has pressured sales prices downward in most chemical markets.  Supply and demand is generally balanced with demand lagging in some areas.

In the polymers segment, U.S. product sales prices also moved up early in the quarter, but are now facing downward pressure.  U.S. polyolefin products continue to be pressured by high ethylene and propylene costs, while demand is consistent with a slowing U.S. economy.

In both segments, cost and price volatility creates an uncertain outlook.

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

ACCOUNTING AND REPORTING CHANGES

For a discussion of the potential impact of new accounting pronouncements on Equistar’s consolidated financial statements, see Note 3 to the Consolidated Financial Statements.

Item 3.  Disclosure of Market Risk

Equistar’s exposure to market risk is described in Item 7A of its Annual Report on Form 10-K for the year ended December 31, 2007.  Equistar’s exposure to market risk has not changed materially in the quarter ended June 30, 2008.

Item 4.  Controls and Procedures

Equistar performed an evaluation, under the supervision and with the participation of its management, including the President and Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of Equistar’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2008.  Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Equistar’s disclosure controls and procedures are effective.

There were no changes in Equistar’s internal control over financial reporting that occurred during Equistar’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, Equistar’s internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this report are “forward-looking statements” within the meaning of the federal securities laws.  Forward-looking statements can be identified by words such as “estimate,” “believe,” “expect,” “anticipate,” “plan,” “budget” or other words that convey the uncertainty of future events or outcomes.  Many of these forward-looking statements have been based on expectations and assumptions about future events that may prove to be inaccurate.  While management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond Equistar’s control.  Equistar’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to the following:

•	the availability, cost and price volatility of raw materials and utilities,
•	the supply/demand balances for Equistar’s products, and the related effects of industry production capacities and operating rates,
•	uncertainties associated with the U.S. and worldwide economies
•	legal and environmental proceedings,
•	the cyclical nature of the chemical industry,
•	Equistar’s ability to service its indebtedness,
•	available cash and access to capital markets,
•	technological developments,
•
operating interruptions (including leaks, explosions, fires, weather-related incidents, mechanical failures, unscheduled downtimes, supplier disruptions, labor shortages or other labor difficulties, transportation interruptions, spills and releases and other environmental risks),

•	current and potential governmental regulatory actions in the U.S. and in other countries,
•	international political unrest and terrorist acts,
•	competitive products and pricing pressures, and
•	Equistar’s ability to implement its business strategies, including integration within LyondellBasell Industries.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material developments with respect to Equistar’s legal proceedings previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2007 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, except as disclosed below.

Environmental Matters

In December 2006, the State of Texas filed a lawsuit in the District Court, Travis County, Texas, against Equistar and its owners, Lyondell and Millennium, alleging past violations of various environmental regulatory requirements at Equistar’s Channelview, Chocolate Bayou and La Porte, Texas facilities and Millennium’s La Porte, Texas facility, and seeking an unspecified amount of damages.  The previously disclosed Texas Commission on Environmental Quality (“TCEQ”) notifications alleging noncompliance of emissions monitoring requirements at Equistar’s Channelview facility and Millennium’s La Porte facility and seeking civil penalties of $167,000 and $179,520, respectively, have been included as part of this lawsuit.  In July 2008, Equistar signed an Agreed Final Judgment resolving this lawsuit.  Under the terms of the settlement, Equistar Chemicals and Millennium Petrochemicals Inc. each agreed to pay $3,250,000 in penalties (with $500,000 being offset by funding of various local supplemental environmental projects by each company).  The companies also agreed to each pay $250,000 in attorney fees to the state.  This agreement resolved outstanding alleged violations at several company-owned and/or operated Texas facilities.  No other additional expenditures are required.  The settlement is still subject to public comment and final review by the Texas Attorney General and the district court.

Item 1A.  Risk Factors

There have been no material developments with respect to Equistar’s risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2007 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 except as disclosed below.

Risks Relating to the Businesses

Costs of raw materials and energy, as well as reliability of supply, may result in increased operating expenses and reduced results of operations.

Equistar purchases large amounts of raw materials and energy for its businesses.  The cost of these raw materials and energy, in the aggregate, represents a substantial portion of its operating expenses.  The costs of raw materials and energy used for Equistar’s products generally follow price trends of, and vary with the market conditions for, crude oil and natural gas, which may be highly volatile and cyclical.  Raw material and energy cost are at or near historically record high levels, and a weak U.S. dollar adds to the volatility in Equistar’s raw material costs.  There have been, and will likely continue to be, periods of time when Equistar is unable to pass raw material and energy cost increases on to customers quickly enough to avoid adverse impacts on its results of operations.  Customer consolidation also has made it more difficult to pass along cost increases to customers.  Equistar’s results of operations have been, and could be in the future, significantly affected by increases and volatility in these costs.  Cost increases also may increase working capital needs, which could reduce Equistar’s liquidity and cash flow.  In addition, when raw material and energy costs increase rapidly and are passed along to customers as product price increases, the credit risks associated with certain customers can be compounded.  To the extent Equistar increases its product sales prices to reflect rising raw material and energy costs, demand for products may decrease as customers reduce their consumption or use substitute products, which may have an adverse impact on Equistar’s results of operations.

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

In addition, in light of near record raw material costs and Equistar’s current debt levels, the cost to Equistar of trade credit from its suppliers could increase or credit lines from those suppliers could be reduced, resulting in shorter payment cycles.

Risks Relating to Debt and Other Financial Obligations

Equistar’s available cash, access to additional capital and business and future prospects could be limited by its significant amount of debt and other financial obligations and the current weak condition of the capital markets.

At June 30, 2008, Equistar had $330 million of consolidated debt, including $200 million owed to related parties and the current portion of long-term debt.  On December 20, 2007, Equistar recognized in its financial statements $17,692 million of acquisition-related debt or “push-down debt” under which Equistar is not the primary obligor but which it had guaranteed.  In addition to the push-down debt, Equistar had also guaranteed $1.1 billion and €1.8 billion of debt of related parties.  Substantially all of the indebtedness owed or guaranteed by Equistar is secured by assets of Equistar pledged as collateral.  Equistar is also committed to lend substantial amounts to Lyondell, including through a $2.0 billion intercompany revolving loan agreement, which had no amount outstanding at June 30, 2008, and through its accounts receivable sales facility with Lyondell under which it is required to sell substantially all of its domestic accounts receivable to a subsidiary of Lyondell in exchange for, at the option of Lyondell, a combination of cash and promissory notes from the subsidiary.  A portion of the Equistar accounts receivable sold under the facility with Lyondell may then be sold under Lyondell’s Accounts Receivable Securitization Facility.

In addition, Equistar has contractual commitments and ongoing pension and post-retirement benefit obligations that will require cash contributions in the future.  See “—Contractual and Other Obligations” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Equistar’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Subsequent to the acquisition of Lyondell, LyondellBasell Industries manages the cash and liquidity of Equistar and its other subsidiaries as a single group and a global cash pool.  Substantially all of the group’s cash is managed centrally, with operating subsidiaries participating through an intercompany uncommitted revolving credit facility. The majority of the operating subsidiaries of LyondellBasell Industries, including Equistar, have provided guarantees or collateral for the new debt of various LyondellBasell Industries subsidiaries totaling approximately $22 billion that was used primarily to acquire Lyondell.  Accordingly, the major credit rating agencies have assigned a corporate rating to LyondellBasell Industries as a group relevant to such borrowings. Management believes this corporate rating is reflective of the inherent credit for Equistar, as well as for the group as a whole.

In the event that LyondellBasell Industries’ ratings are lowered by any of the major credit rating agencies, LyondellBasell Industries (including Equistar) may have increased borrowing costs for trade credit and other indebtedness, and any new financing or credit facilities, if available at all, may not be on terms as attractive as those LyondellBasell Industries and Equistar have currently or other terms acceptable to LyondellBasell Industries and Equistar.  LyondellBasell Industries’ operating subsidiaries (including Equistar) also could be required to provide cash collateral to obtain surety bonds or other forms of credit, which would reduce available cash or require additional financing.

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

Equistar’s variable rate obligations subject it to interest rate risk and, in addition, interest rates under the Senior Secured Interim Loan are subject to increase for other reasons, which could cause its debt service obligations to increase significantly.

As of June 30, 2008, Equistar was an obligor with respect to variable rate borrowings under the Senior Secured Credit Facilities and the Senior Secured Interim Loan of approximately $20,622 million.  Although Equistar and its co-obligors may have interest rate hedge arrangements in effect from time to time, its interest expense could increase if interest rates increase, because its variable rate obligations may not be fully hedged and they bear interest at floating rates, generally equal to adjusted EURIBOR and LIBOR plus an applicable margin.  Additionally, the Senior Secured Credit Facility, the Senior Secured Asset-Based Facilities, consisting of an Accounts Receivable Securitization Facility and a Senior Secured Inventory-Based Credit Facility, may bear interest at an alternate base rate plus an applicable margin.  In addition, the Senior Secured Interim Loan bears interest at LIBOR plus an initial margin of 4.625%, which margin increased in June 2008 to 5.125%, and increases by 0.5% for each three-month period thereafter, subject to a maximum interest rate of 12% per annum (or 12.5% in the event of certain ratings declines).  Through a series of actions, the validity of which LyondellBasell Industries disputes, the joint lead arrangers of the Senior Secured Interim Loan have attempted to increase the applicable rate under the Senior Secured Interim Loan to 12% per annum.  Since June 20, 2008, LyondellBasell Industries has been paying 12% interest, which is approximately 4% higher than the currently applicable rate under the Senior Secured Interim Loan as at June 20, 2008, in order to avoid any allegation of default by the lenders. LyondellBasell Industries has protested the higher rate of interest and has reserved its right to recover any such amounts based upon a determination that the joint lead arrangers’ attempt to impose a rate increase is not supported by the terms of the applicable loan documentation.  A 0.5% increase in the interest rate on variable rate obligations as at June 30, 2008 would cost Equistar approximately $89 million per year in incremental interest expense.

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

Equistar Chemicals, LP

Dated: August 14, 2008	/s/ Eberhard Faller
Eberhard Faller
Vice President, Controller and Chief Accounting Officer
(Duly Authorized and Principal Accounting Officer)