Form 10-Q
period 2008-09-30
EQUISTAR CHEMICALS LP
filed 2008-11-13
CIK 1081158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

PART I.  FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

EQUISTAR CHEMICALS, LP

CONSOLIDATED STATEMENTS OF INCOME

	Successor	Predecessor	Successor	Predecessor
	For the three months ended September 30,		For the nine months ended September 30,
Millions of dollars	2008	2007	2008	2007
Sales and other operating revenues:
Trade	$3,039	$2,416	$9,130	$7,096
Related parties	936	1,048	2,802	2,771
	3,975	3,464	11,932	9,867
Operating cost and expenses:
Cost of sales	3,806	3,314	12,075	9,414
Selling, general and administrative expenses	53	71	182	202
Research and development expenses	7	10	23	28
	3,866	3,395	12,280	9,644
Operating income (loss)	109	69	(348)	223
Interest expense:
Push-down debt	(382)	- -	(1,142)	- -
Related party	(4)	(9)	(10)	(10)
Debt of Equistar	(5)	(38)	(13)	(145)
Interest income:
Related parties	11	- -	31	5
Other	(1)	- -	- -	- -
Other expense, net	1	- -	(1)	(32)
Net income (loss)	$(271)	$22	$(1,483)	$41

See Notes to the Consolidated Financial Statements.

EQUISTAR CHEMICALS, LP

                    CONSOLIDATED BALANCE SHEETS

Millions of dollars	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$52	$60
Accounts receivable:
Trade, net	74	95
Related parties	47	43
Inventories	1,657	1,754
Prepaid expenses and other current assets	66	60
Total current assets	1,896	2,012

Notes receivable from related party	416	785
Property, plant and equipment, net	5,057	5,304
Investments	63	65
Intangible assets, net:
Debt issuance costs on push-down debt	203	334
Intangible assets of Equistar	811	810
Goodwill	639	750
Other assets, net	11	12
Total assets	$9,096	$10,072

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current maturities of long-term debt:
Push-down debt	$143	$146
Debt of Equistar	- -	27
Related party borrowings:
Notes payable	101	80
Push-down debt	751	717
Accounts payable:
Trade	686	975
Related parties	80	191
Accrued liabilities	196	295
Total current liabilities	1,957	2,431

Long-term debt:
Push-down debt	16,731	16,829
Debt of Equistar	130	129
Other liabilities and deferred revenues	269	295
Commitments and contingencies
Partners’ capital:
Partners’ accounts	7,405	7,746
Push-down debt	(17,422)	(17,358)
Accumulated other comprehensive income	26	- -
Total partners’ capital	(9,991)	(9,612)
Total liabilities and partners’ capital	$9,096	$10,072

See Notes to the Consolidated Financial Statements.

EQUISTAR CHEMICALS, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Predecessor
	For the nine months ended September 30,
Millions of dollars	2008	2007
Cash flows from operating activities:
Net income (loss)	$(1,483)	$41
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Push-down debt interest	1,142	- -
Depreciation and amortization	428	243
Debt prepayment premiums and charges	1	34
Deferred maintenance turnaround expenditures	(22)	(15)
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	17	(271)
Inventories	90	130
Accounts payable	(399)	175
Other, net	(36)	(84)
Net cash provided by (used in) operating activities	(262)	253
Cash flows from investing activities:
Expenditures for property, plant and equipment	(108)	(152)
Proceeds from related party notes receivable	369	- -
Other	10	8
Net cash provided by (used in) investing activities	271	(144)
Cash flows from financing activities:
Repayment of long-term debt	(28)	(632)
Distributions to owners	- -	(100)
Net proceeds from related party notes payable	22	515
Other	(11)	- -
Net cash used in financing activities	(17)	(217)
Decrease in cash and cash equivalents	(8)	(108)
Cash and cash equivalents at beginning of period	60	133
Cash and cash equivalents at end of period	$52	$25

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

As a result of the acquisition of Lyondell by LyondellBasell Industries on December 20, 2007, Equistar’s assets and liabilities were revalued to reflect the values assigned in LyondellBasell Industries’ accounting for the purchase of Lyondell, resulting in a new basis of accounting.  In addition, Equistar has recognized in its financial statements $17,625 million of debt at September 30, 2008 for which it is not the primary obligor, but which it has guaranteed, and which was used by LyondellBasell Industries in the acquisition of Lyondell (“push-down debt”), and $203 million of related unamortized debt issuance costs at September 30, 2008.

Also, with the new basis of accounting, Equistar applied the accounting policies of LyondellBasell Industries.  For those U.S. inventories for which the last-in, first-out (“LIFO”) method of determining inventory costs is used for reporting for U.S. federal income taxation, the LIFO method has been adopted as LyondellBasell Industries’ accounting policy.  For all other inventories except materials and supplies, costs are determined by LyondellBasell Industries using the first-in, first-out (“FIFO”) method.  Previously, Equistar used the LIFO method to determine costs of all inventories except materials and supplies.

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

The consolidated statements of income for the three and nine months ended September 30, 2008 reflect post-acquisition depreciation and amortization expense based on the new value of the related assets and interest expense that resulted from the debt used to finance the acquisition; therefore, the financial information for the periods prior to and subsequent to the acquisition on December 20, 2007 is not generally comparable.  To indicate the application of a different basis of accounting for the period subsequent to the acquisition, periods prior to the acquisition are designated “predecessor” periods and those subsequent to the acquisition are designated “successor” periods.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.      Basis of Preparation – (Continued)

LyondellBasell Industries manages the cash and liquidity of Equistar and its other subsidiaries as a single group and a global cash pool.  Substantially all of the group’s cash is managed centrally, with operating subsidiaries participating through an intercompany uncommitted revolving credit facility. The majority of the operating subsidiaries of LyondellBasell Industries, including Equistar, have provided guarantees or collateral for the new debt of various LyondellBasell Industries subsidiaries totaling approximately $23 billion that was used primarily to acquire Lyondell.  Accordingly, Equistar's liquidity and capital resources are integrated with LyondellBasell Industries.

The current global financial crisis and recessionary concerns have created substantial uncertainty for the global economy and the markets in which LyondellBasell Industries, including Equistar operates.  LyondellBasell Industries’ markets are experiencing a softening of demand combined with continued unprecedented volatility in raw material costs.  During the fourth quarter of 2008, polymer demand in major markets and spot prices for some of LyondellBasell Industries’ products have declined significantly.  In addition, demand for gasoline in North America has declined substantially compared to the third quarter of 2007, which in turn has reduced LyondellBasell Industries’ margins in its fuels business.  These conditions have also had a negative impact on trade credit available to LyondellBasell Industries and its suppliers and customers.

These conditions, which are expected to continue during the fourth quarter of 2008 and which may continue into 2009, could place further demands on LyondellBasell Industries’ liquidity particularly in the first quarter when it historically has had significant operating cash flow requirements for annual compensation costs, property taxes, annual insurance premiums and annual rebate payments to customers.  In addition, LyondellBasell has two key debt compliance ratios based on EBITDA that LyondellBasell Industries must continue to comply with in the fourth quarter of 2008 and in each quarter of 2009 and thereafter.

LyondellBasell Industries is taking steps to reduce costs, working capital and discretionary capital spending, including the temporary idling of one of its U.S. Gulf Coast ethylene facilities, representing 11 percent of its U.S. olefins capacity, and reduction of operating rates of certain integrated cracker operations as well as adjusting operating rates at its polymers facilities globally to optimize working capital requirements.  Furthermore, LyondellBasell Industries has expanded its synergy program to a broader, more substantial cost reduction program in anticipation of a potentially deeper economic downturn. As part of this program, LyondellBasell Industries is evaluating all of its strategic options with respect to asset utilization, including possible sales or other monetization of some assets, and a restructuring of the organization, including anticipated head count reductions of approximately 15 percent, to reduce costs.  LyondellBasell Industries expects full implementation of these programs within the next 12 to 18 months, but the benefits of these programs may not be realized until later periods.  LyondellBasell Industries expects to record a charge related to severance and related costs associated with the reorganization in the fourth quarter of 2008 and charges related to other costs, associated with the potential impacts to LyondellBasell Industries’ assets, as incurred.

LyondellBasell Industries believes that, with lower raw material costs, the post-hurricane restoration of substantially all of its U.S. Gulf Coast operations, the anticipated early December 2008 restart of the second coker unit at the Houston Refinery, reduced capital expenditures and the implementation of its cost reduction initiatives, conditions will be such that the Company can comply with its debt covenants and that operating cash flows, together with  availability under various liquidity facilities, will be adequate to meet anticipated future cash requirements, including scheduled debt service obligations, necessary capital expenditures and ongoing operations, for the foreseeable future.  However, should demand for its products be significantly below LyondellBasell Industries’ expectations, unplanned plant outages occur or product margins compress below expectations, whether because raw material prices return to the high levels experienced in the first part of 2008 or otherwise, LyondellBasell Industries’ cash flow could be lower than expected or negative. While liquidity at the present time is adequate, a sustained lower-than-expected or negative cash flow could result in existing sources of liquidity not being adequate to fund operations and meet debt service requirements.  Failure to comply with quarterly debt covenants will result in a default under LyondellBasell Industries’ loan agreements.  See "Effects of Breach" in Note 12.

The consolidated financial statements of LyondellBasell Industries and Equistar have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

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

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, which amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, by requiring qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS No. 161 will be effective for Equistar beginning in 2009.  Equistar is currently evaluating the effect of SFAS No. 161 on its disclosures.

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

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3.      Accounting and Reporting Changes – (Continued)

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

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.  FSP FAS 157-3, which is effective October 10, 2008, including prior periods for which financial statements have not yet been issued, provides guidance on the application of SFAS No. 157 in determining the fair value of a financial asset in the current financial environment when the market for that financial asset is not active.  The application of FSP FAS 157-3 by Equistar did not have a material effect on its consolidated financial statements at September 30, 2008.

4.      Hurricane Effects

During late August and mid-September 2008, two hurricanes, Gustav and Ike, disrupted U.S. Gulf Coast refining and chemical industry operations.

As a result of Hurricane Ike, Equistar incurred various costs that, to the extent they exceed the deductible amount under the relevant policies, will be subject to insurance reimbursements.  Such costs,  including costs incurred in conjunction with suspending operations at substantially all of its Gulf Coast plants, damage to facilities, including a $7 million pretax charge for impairment of the carrying value of assets, and costs to restore operations totaled $24 million as of September 30, 2008.  Additional amounts, including damage to facilities, are currently estimated to range from $10 million to $50 million.  This estimate includes the cost of restoring operations of a plant that has not yet restarted.

5.      Acquisition of Lyondell by LyondellBasell Industries

On December 20, 2007, LyondellBasell Industries indirectly acquired the outstanding common shares of Lyondell and, as a result, Lyondell and Equistar became indirect wholly owned subsidiaries of LyondellBasell Industries.

From December 20, 2007, Equistar’s consolidated financial statements reflect a revaluation of Equistar’s assets and liabilities, to reflect the allocation of $7,811 million of the purchase price to Equistar assigned in LyondellBasell Industries’ accounting for the purchase of Lyondell.  In addition, at September 30, 2008, Equistar recognized in its financial statements $17,625 million of push-down debt it has guaranteed, but for which it is not the primary obligor, and $203 million of related unamortized debt issuance costs.

The purchase price allocations used in the preparation of the September 30, 2008 and December 31, 2007 financial statements are preliminary due to the continuing analyses relating to the determination of the fair values of the assets and liabilities acquired.  Equistar completed a preliminary assignment of the goodwill to reportable segments.  Goodwill of $500 million was assigned to the chemicals segment and $250 million was assigned to the polymers segment.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5.      Acquisition of Lyondell by LyondellBasell Industries – (Continued)

Based upon additional information received to date, the fair values of the assets and liabilities acquired were adjusted during the nine month period ended September 30, 2008.  The adjustments and their effect on goodwill for the nine month period ended September 30, 2008 are summarized in Note 9.  Any further changes to the estimates of fair value of net assets acquired would result in additional adjustments to assets and liabilities and corresponding adjustments to goodwill.  Management does not expect the finalization of these matters to have a material effect on the purchase price allocation or the assignment of goodwill to reportable segments.

6.      Related Party Transactions

Effective December 2007, Equistar and a subsidiary of Lyondell entered into two loan agreements.  Under one of the loan agreements, Equistar may borrow from, and under the other loan agreement Equistar may make advances to the Lyondell subsidiary for amounts up to and not exceeding $2,000 million.  The loans, which bear interest at London Interbank Offered Rate (“LIBOR”) plus 4%, mature in 2012.  Accrued interest may, at the option of the parties, be added to the outstanding principal amount of the note.  At December 31, 2007 Equistar had a note receivable of $44 million, under the respective loan agreements.  On September 1, 2008, Equistar and Lyondell terminated these loan agreements and transferred the amount outstanding under the loan to a new intercompany account agreement.   Under the new agreement, Equistar may deposit excess cash balances with Lyondell and have access to uncommitted revolving lines of credit in excess of deposits.  Deposits bear interest at the London Interbank Offered Rate (“LIBOR”) 1 month rate for the U.S. dollar (“LIBOR 1 month rate for USD”) minus fifteen basis points and borrowings under the lines of credit bear interest at the LIBOR 1 month rate for USD plus 350 basis points.  The initial term of the agreement extends one year and will automatically renew unless a notice of termination is provided by either party.  At September 30, 2008, the balance outstanding under this agreement was $101 million and is reflected in the Consolidated Balance Sheets as related party borrowings – notes payable.

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

For additional related party transactions associated with the receivable sale agreement entered into in 2007 by Equistar and Lyondell, see Note 7.

7.      Accounts Receivable

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

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

7.      Accounts Receivable – (Continued)

At September 30, 2008, the outstanding amount of receivables sold by Equistar to Lyondell was $1,073 million, for which Equistar received cash of $657 million and a note receivable of $416 million.  At December 31, 2007, the outstanding amount of receivables sold by Equistar to Lyondell was $1,407 million for which Equistar received cash proceeds of $666 million and a note receivable from Lyondell for $741 million.

8.      Inventories

Inventories consisted of the following:

Millions of dollars	September 30, 2008	December 31, 2007
Finished goods	$825	$902
Work-in-process	50	40
Raw materials	617	650
Materials and supplies	165	162
Total inventories	$1,657	$1,754

9.      Property, Plant and Equipment and Goodwill

The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows:

Millions of dollars	September 30, 2008	December 31, 2007
Land	$70	$46
Manufacturing facilities and equipment	5,212	5,080
Construction in progress	171	193
Total property, plant and equipment	5,453	5,319
Less accumulated depreciation	(396)	(15)
Property, plant and equipment, net	$5,057	$5,304

Depreciation and amortization is summarized as follows:

	Successor	Predecessor	Successor	Predecessor
	For the three months ended September 30,		For the nine months ended September 30,
Millions of dollars	2008	2007	2008	2007
Property, plant and equipment	$133	$76	$390	$224
Software costs	- -	1	3	10
Other	12	4	35	9
Total depreciation and amortization	$145	$81	$428	$243

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9.      Property, Plant and Equipment and Goodwill – (Continued)

Equistar believes that there are asset retirement obligations associated with some of its facilities, but that the present value of those obligations normally is not material in the context of an indefinite expected life of the facilities.

Equistar continually reviews the optimal future alternatives for its facilities.  Any decision to retire one or more facilities would result in an increase in the present value of such obligations.  The liabilities that had been recognized for all asset retirement obligations were $15 million and $16 million at September 30, 2008 and December 31, 2007, respectively.

Based on additional information received to date, adjustments to the preliminary purchase price allocated to the fair value of assets and liabilities acquired as a result of Lyondell’s acquisition by LyondellBasell Industries resulted in a decrease of Equistar’s goodwill from $750 million at December 31, 2007 to $639 million at September 30, 2008.

The following table summarizes the changes to Equistar’s goodwill during the nine months ended September 30, 2008, by reportable segment. Equistar’s reportable segments include chemicals and polymers.

Millions of dollars	Chemicals	Polymers	Total
Goodwill at January 1, 2008	$500	$250	$750
Acquisition of Lyondell
Adjustment to the estimated fair value of contracts	(91)	- -	(91)
Adjustments to property, plant and equipment and other assets and liabilities	(15)	(5)	(20)
	(106)	(5)	(111)
Goodwill at September 30, 2008	$394	$245	$639

Equistar evaluates the carrying value of goodwill and other intangible assets in the fourth quarter of each year to test whether the carrying amounts may exceed fair value.  The Company has experienced declines in its operating results during 2008.  Continuing adverse changes in the Company’s future estimated operating results compared to the estimated operating results on the date of acquisition, when the goodwill and intangible assets were recorded, could result in non-cash impairment charges in the future related to the goodwill and the intangible asset valuations.

10.           Accounts Payable

Accounts payable included liabilities in the amounts of $3 million and $7 million as of September 30, 2008 and December 31, 2007, respectively, for checks issued in excess of associated bank balances but not yet presented for collection.

11.           Deferred Revenues

Deferred revenues at September 30, 2008 and December 31, 2007 of $122 million and $142 million, respectively, represent advances from customers as partial prepayments for products to be delivered under long-term product supply contracts.  Trade sales and other operating revenues included $11 million and $13 million in the three-month periods ended September 30, 2008 and 2007, respectively, and $37 million and $31 million in the nine-month periods ended September 30, 2008 and 2007, respectively, of such previously deferred revenues.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12.           Long-Term Debt

As a result of the December 20, 2007 acquisition of Lyondell by LyondellBasell Industries, Equistar recorded the following long-term push-down debt for which it is not a primary obligor:

Millions of dollars	September 30, 2008	December 31, 2007
Term loan A due 2013	$1,447	$1,500
Term loan B due 2014 ($67 million of discount)	7,427	7,475
Interim Loan	8,000	8,000
Total long-term debt	16,874	16,975
Less current maturities	(143)	(146)
Total long-term debt, net	$16,731	$16,829

Long-term debt under which Equistar is the primary obligor consisted of the following:

Millions of dollars	September 30, 2008		December 31, 2007
Senior Notes due 2008, 10.125%	$	- -	$8
Senior Notes due 2011, 10.625%		- -	4
Debentures due 2026, 7.55% ($20 million of discount)		130	129
Notes due 2009, 8.75%		- -	15
Total long-term debt		130	156
Less current maturities		- -	(27)
Total long-term debt, net		$130	$129

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

In conjunction with the exercise by the JLAs of their flex rights, additional amendments were made to each of the Interim Loan, Senior Secured Inventory-Based Credit Facility, Revolving Credit Facility with Access Industries and Accounts Receivable Securitization Facility.  The amendments to the Interim Loan and Senior Secured Inventory-Based Credit Facility and the Revolving Credit Facility with Access Industries were effective on April 30, 2008.  The amendments to the Accounts Receivable Securitization Facility were effective on May 6, 2008.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12.             Long-Term Debt – (Continued)

Each of the Interim Loan, the Senior Secured Inventory-Based Credit Facility, the Accounts Receivable Securitization Facility and Revolving Credit Facility with Access Industries were amended to (i) conform to certain of the amendments to the Senior Secured Credit Facility and (ii) make other changes, including technical and typographical corrections.  In addition, the Senior Secured Inventory-Based Credit Facility was amended to allow Lyondell the future option to increase the aggregate amount of commitments under the facility by a further $500 million.

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

Equistar is a guarantor of certain debt of the Basell Group and Lyondell.  The Basell Group debt includes an $8,000 million Interim Loan and 8.375% High Yield Notes due 2015, comprising borrowings of $615 million and €500 million ($717 million).

Interim Loan and Amendment—The Interim Loan, together with proceeds of other borrowings, was used to finance the acquisition of Lyondell.  If not repaid or exchanged prior to the 12 months tenure, the Interim Loan converts to an extended senior secured loan in December 2008 and is due June 2015.  Prior to giving effect to the amendment discussed below, the Interim Loan bore interest at LIBOR plus an initial margin of 4.625%, which margin increased by 0.5% in each of June 2008 and September 2008 and increases by 0.5% for each three-month period thereafter, subject to a maximum interest rate of 12% per annum (or 12.5% in the event of certain ratings declines) (“the “Applicable Margin”).  Through a series of actions, the validity of which LyondellBasell Industries disputes, the JLAs (as defined below) have attempted to increase the applicable rate under the Interim Loan to 12% per annum.  Since June 16, 2008, LyondellBasell Industries had been paying 12% interest, which was approximately 4% higher than the applicable rate under the Interim Loan as at June 30, 2008, in order to avoid any allegation of default by the lenders.  LyondellBasell Industries had protested the higher rate of interest and had reserved its right to recover any such amounts based upon a determination that the JLA’s attempt to impose a rate increase is not supported by the terms of the applicable loan documentation.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12.           Long-Term Debt – (Continued)

On October 17, 2008, the agreement governing the Interim Loan was amended and restated, and the disputed interest settled.  Under the amended and restated agreement, the $8 billion principal amount of initial loans outstanding were retranched into:

(a)	$3.5 billion of fixed rate second lien loans, which bear interest at a rate equal to 12% per annum (12.5% in the case of certain ratings downgrades),

(b)	$2.0 billion of floating rate second lien loans and

(c)	$2.5 billion of floating rate third lien loans.

All of the floating rate loans bear interest at a rate equal to LIBOR (in the case of U.S. dollar loans) or EURIBOR (in the case of euro loans) plus the Applicable Margin.

The economic impact on the interest rates applicable to the retranched loans are effective as of June 16, 2008.

The amendments also include provisions allowing lenders

(i)
within 180 days after October 17, 2008, to convert retranched fixed rate second lien loans into fixed rate second lien notes or a combination of fixed rate second lien notes and up to $1 billion in aggregate principal amount of fixed rate third lien notes and/or fixed rate unsecured notes (and pursuant to a notice given on October 17, 2008, all of the fixed rate second lien loans will automatically convert into fixed rate second lien notes if no election is made by the lenders to convert a portion of the fixed rate second lien loans to fixed rate third lien or unsecured notes within this 180-day period) and

(ii)
following the time that the fixed rate second lien loans have been converted into exchange notes and certain lenders under the amended and restated agreement hold, in aggregate, less than $950 million of such notes, to convert new floating rate second lien loans into fixed rate second lien notes and to convert new floating rate third lien loans into fixed rate third lien notes and/or fixed rate unsecured notes.  In all such cases, the exchange notes will bear interest at a rate equal to 12% per annum (12.5% in the case of certain ratings downgrades), may be denominated in euro or dollars, and will have maturity dates between June 2015 and December 2019.

In addition, the amendments include revisions to some of the terms of the exchange notes to make them consistent, in some instances, with similar provisions of the senior secured credit facility.  The amendments also make other changes, including technical and typographical corrections.

In May 2008, an affiliate of Access Industries, which indirectly owns LyondellBasell Industries, entered into a swap, with one of the JLAs based on a notional amount of $1.6 billion of the Interim Loan.  Under the swap, Access will receive a single payment at maturity determined with reference to the payments made by LyondellBasell Industries on the Interim Loan prior to maturity.  Access’s obligations under the swap are partly collateralized with collateral posted by Access Industries or its affiliates (excluding LyondellBasell Industries and its subsidiaries). Neither LyondellBasell Industries nor its affiliates are a party to this transaction.

Other—Lyondell is a guarantor of Equistar’s 7.55% Debentures due 2026.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12.           Long-Term Debt – (Continued)

In addition to push-down debt, Equistar is a guarantor of certain LyondellBasell Industries debt, comprising the Basell Group’s 8.375% High Yield Notes due 2015, comprising borrowings of $615 million and €500 million ($717 million), and amounts borrowed by the Basell Group under the Senior Secured Credit Facility, consisting of $482 million borrowed under term loan A, €1,290 million ($1,849 million) under term loan B and $860 million outstanding borrowings under the revolving credit facility at September 30, 2008.  Equistar is also a guarantor for amounts borrowed under the Senior Secured Inventory-Based Credit Facility by Lyondell Chemical Company and another Lyondell subsidiary as well as a U.S.-based subsidiary of the Basell Group.  At September 30, 2008, borrowings of $1,293 million were outstanding under the Senior Secured Inventory-Based Credit Facility; $1,163 million on the part of Lyondell and $130 million on the part of the Basell Group.

Amortization of debt discounts and debt issuance costs resulted in expenses of $52 million and $1 million for the three-month periods ended September 30, 2008 and 2007, respectively, and $153 million and $3 million for the nine-month periods ended September 30, 2008 and 2007, respectively, which are included in interest expense.  Amounts related to push-down debt are included in “Interest Expense: Push-Down Debt” in the Consolidated Statements of Income for the three and nine months ended September 30, 2008.

Effects of a Breach— A breach by Equistar or any other obligor of the covenants or the failure to pay principal and interest when due under any of the Interim Loan, Senior Secured Credit Facilities, Asset-Based Facilities or other indebtedness of Equistar or its affiliates could result in a default or cross-default under all or some of those instruments.  If any such default or cross-default occurs, the applicable lenders may elect to declare all outstanding borrowings, together with accrued interest and other amounts payable thereunder, to be immediately due and payable.  In such circumstances, the lenders under the Senior Secured Credit Facilities, the Access Revolving Credit Facility and the ABL Inventory-Based Credit Facility also have the right to terminate any commitments they have to provide further borrowings, and the counterparties under the ABL Asset-Based Receivables Facility, as well as under legacy Basell U.S. and European securitization programs, may terminate further purchases of interests in accounts receivable and receive all collections from previously sold interests until they have collected on their interests in those receivables, thus reducing the entity’s liquidity.  In addition, following such an event of default, the lenders under the Senior Secured Credit Facilities and the counterparties under the ABL Inventory-Based Credit Facility have the right to proceed against the collateral granted to them to secure the obligations, which in some cases includes its available cash.  If the obligations under the Interim Loan, Senior Secured Credit Facilities, the Asset-Based Facilities or any other material financing arrangement were to be accelerated, it is not likely that the obligors would have, or be able to obtain, sufficient funds to make these accelerated payments, and as a result Equistar could be forced into bankruptcy or liquidation.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13.           Pension and Other Postretirement Benefits

Net periodic pension and other postretirement benefits included the following cost components:

	Successor	Predecessor	Successor	Predecessor
	For the three months ended September 30,		For the nine months ended September 30,
Millions of dollars	2008	2007	2008	2007
Pension benefits:
Service cost	$5	$6	$16	$17
Interest cost	4	3	13	11
Expected return on plan assets	(5)	(5)	(16)	(13)
Amortization	- -	1	- -	2
Net periodic pension benefit cost	$4	$5	$13	$17
Other postretirement benefits:
Service cost	$1	$1	$2	$2
Interest cost	2	1	5	4
Net periodic other postretirement benefit cost	$3	$2	$7	$6

In the third quarter of 2008, Equistar announced that it would amend its existing defined benefit plan effective January 1, 2009.  Under this change, which was approved by management in July 2008, retirement benefits for affected employees will be based on a cash balance formula.  As a result of the amendment, the affected plan was remeasured as of September 30, 2008, resulting in a reduction of the projected benefit obligation of $46 million due to the plan amendment and $26 million due to an increase in the discount rate.  The declining market values resulted in a decrease of $154 million in plan assets at September 30, 2008.  The discount rate used to determine the projected benefit obligation at September 30, 2008 was 7.5% compared to the 6.25% discount rate used at December 31, 2007.  The net increase in the funded status of the plan is reflected as a credit in Accumulated Other Comprehensive Income at September 30, 2008 and will be recognized as a reduction in net periodic pension costs beginning in the fourth quarter of 2008.

The assumptions used in the remeasurement of the affected benefit plans were as follows at September 30:

	2008	2007
Discount rate	7.50%	6.25%
Expected return on plan assets	8.00%	8.00%
Rate of compensation increase	4.50%	4.50%

The decrease in the fair value of the amended plans’ assets and the increase in the discount rate reflected the significant turmoil in financial markets since December 31, 2007 that included declines in asset values and increases in corporate bond yields.  The decrease in the value of the amended plans’ assets represented a decrease of approximately 17% since December 31, 2007.  Equistar has other pension plans, which are remeasured annually at December 31 and, absent changes in financial market conditions, are subject to decreases in plan asset values and increases in discount rates.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14.           Commitments and Contingencies

Environmental Remediation—Equistar’s accrued liability for future environmental remediation costs totaled $3 million and $4 million as of September 30, 2008 and December 31, 2007, respectively.  In the opinion of management, there is no material estimable range of reasonably possible loss in excess of the liability recorded for environmental remediation.  However, it is possible that new information about the sites for which the accrual has been established, new technology or future developments such as involvement in investigations by regulatory agencies, could require Equistar to reassess its potential exposure related to environmental matters.

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

15.           Comprehensive Income (Loss)

The components of comprehensive income were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
Millions of dollars	2008	2007	2008	2007
Net income (loss)	$(271)	$22	$(1,483)	$41
Other comprehensive income -
Effect of pension plan amendment on funded status	26	- -	26	- -
Amortization of actuarial and investment income included in net periodic pension cost	- -	1	- -	2
Derivative instruments	2	- -	- -	- -
Total other comprehensive income	28	1	26	2
Comprehensive income (loss)	$(243)	$23	$(1,457)	$43

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16.           Segment and Related Information

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

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16.           Segment and Related Information – (Continued)

Segment operating results reported to management reflect cost of sales determined under the FIFO method of accounting for inventory.  These FIFO-basis operating results are reconciled to LIFO-basis operating results in the following table.

Millions of dollars	Chemicals	Polymers	Other		Total
Successor
For the three months ended September 30, 2008
Sales and other operating revenues:
Customers	$2,985	$990	$	- -	$3,975
Intersegment	750	- -		(750)	- -
	3,735	990		(750)	3,975
Segment operating loss	(106)	(33)		(57)	(196)
Adjustment to LIFO basis					305
Operating income					109
Predecessor
For the three months ended September 30, 2007
Sales and other operating revenues:
Customers	$2,561	$903	$	- -	$3,464
Intersegment	652	- -		(652)	- -
	3,213	903		(652)	3,464
Segment operating income	73	62		- -	135
Adjustment to LIFO basis					(66)
Operating income					69
Successor
For the nine months ended September 30, 2008
Sales and other operating revenues:
Customers	$8,937	$2,995	$	- -	$11,932
Intersegment	2,260	- -		(2,260)	- -
	11,197	2,995		(2,260)	11,932
Segment operating loss	(158)	(68)		(84)	(310)
Adjustment to LIFO basis					(38)
Operating loss					(348)
Predecessor
For the nine months ended September 30, 2007
Sales and other operating revenues:
Customers	$7,272	$2,595	$	- -	$9,867
Intersegment	1,732	- -		(1,732)	- -
	9,004	2,595		(1,732)	9,867
Segment operating income	367	98		- -	465
Adjustment to LIFO basis					(242)
Operating income					223

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16.           Segment and Related Information – (Continued)

The 2007 segment information presented above has been reclassified to conform with the new business segments created during the acquisition of Lyondell by LyondellBasell Industries.

17.           Subsequent Event

As part of LyondellBasell Industries’ efforts to reduce fixed costs and respond to significant market volatility, LyondellBasell Industries has determined that it is necessary to pursue a reorganization which will decrease the size of the top levels of LyondellBasell Industries, including Equistar, and streamline the remaining levels.  The program is expected to result in approximately a 15 percent reduction in the total workforce with potential impacts on production and office facilities in every region, aside from the fastest-growing areas, over the next 12 to 18 months, but the benefits of these programs may not be realized until later periods.  Equistar expects to record a charge related to severance and related costs associated with the reorganization in the fourth quarter of 2008 and charges related to other costs associated with the potential impacts to Equistar’s assets as incurred.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with information contained in the Consolidated Financial Statements of Equistar Chemicals, LP, together with its consolidated subsidiaries (collectively, “Equistar”) and the notes thereto.

Equistar’s consolidated operating results are determined using the last-in, first-out (“LIFO”) method of accounting for certain inventory and are discussed in the following “Overview” and “Results of Operations” sections.  This discussion is supplemented by a discussion of Equistar’s segment operating results under the “Segment Analysis” heading of “Results of Operations.”  For purposes of evaluating segment results, management reviews operating results determined using the first-in, first-out (“FIFO”) method of accounting for inventory.

In addition to comparisons of current operating results with the same period in the prior year, Equistar has included, as additional disclosure, certain “trailing quarter” comparisons of third quarter 2008 operating results to second quarter 2008 operating results.  Equistar’s businesses are highly cyclical, in addition to experiencing some less significant seasonal effects.  Trailing quarter comparisons may offer important insight into current business directions.

The consolidated statements of income for the three and nine months ended September 30, 2008 reflect post-acquisition depreciation and amortization expense based on the new value of the related assets and interest expense that resulted from the debt used to finance the acquisition; therefore, the financial information for the periods prior to and subsequent to the acquisition on December 20, 2007 is not generally comparable.  To indicate the application of a different basis of accounting for the period subsequent to the acquisition, the 2007 financial information presents separately the period prior to the acquisition (“Predecessor”) and the period after the acquisition (“Successor”).

References to industry benchmark prices or costs, including the weighted average cost of ethylene production, are generally to industry prices and costs reported by Chemical Marketing Associates, Incorporated (“CMAI”), except that crude oil and natural gas benchmark price references are to industry prices reported by Platts, a reporting service of The McGraw-Hill Companies.

Equistar’s operating income in the periods under review has been adversely affected by lost production during an approximately two to three week period in September 2008 when substantially all of the Company‘s U.S. Gulf Coast operations were temporarily off-line as a result of Hurricane Ike.

We present below the estimated effect of this lost production on our operating income.  The effect on operating income is calculated by multiplying the profit margins being achieved by the relevant facility during or prior to the relevant period by the estimated amount of lost production volume in that period and may not give effect to any market driven increase or decrease in profit margins in the relevant periods or any potential recovery of lost production volume in future periods.  The estimated effect on operating income is provided for illustrative purposes only, and does not purport to present what Equistar’s actual results of operations would have been in the absence of the events described above.

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

The third quarter 2008 was marked by a number of significant events, including slowing world economic growth, decreasing crude oil prices, two U.S. Gulf Coast hurricanes and a crisis in global financial markets.  The U.S. Gulf Coast hurricanes, Gustav and Ike, disrupted Gulf Coast chemical industry operations during late August and mid-September 2008, resulting in a significant loss of third quarter 2008 North American industry production.  Underlying operating results reflected the crude oil price decrease, which led to lower prices for crude oil-related raw materials used in the production of chemical products.  Although they decreased during the third quarter 2008, crude oil prices averaged higher compared to the third quarter 2007.

In the first nine months of 2008 compared to the same period in 2007, record high prices for crude oil and higher prices for natural gas liquids contributed to higher raw material costs for chemical producers, putting pressure on chemical product margins, particularly ethylene.  Chemicals and polymers markets experienced some weakening of demand during the 2008 period.

Equistar’s third quarter 2008 operating results were negatively affected by the impacts of unplanned outages related to Hurricane Ike, which resulted in lost production and higher costs.  During September 2008, Equistar suspended chemical operations at almost all of its U.S. Gulf Coast plants as a result of the hurricane.

In addition to the negative effects of the hurricane, Equistar experienced lower profitability during the first nine months of 2008 compared to the same periods in 2007 as significantly higher average raw material costs outpaced sales price increases.  Equistar’s operating results in the third quarter and first nine months of 2008, compared to the same periods in 2007, reflected the effects of lower product margins in both the chemicals and polymers segments.  The segment operating results are reviewed in the “Segment Analysis” below.

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

Equistar has the ability to shift its ratio of raw materials used in the production of ethylene and its co-products to take advantage of the relative costs of heavy liquids and NGLs.  However, this ability is limited and, in the first nine months of 2008, was not sufficient to offset the significant differential increase in the price of liquids versus NGLs and the failure of co-product price increases to offset this differential increase.  During the third quarter 2008, the price differential between liquids and NGLs decreased as crude oil prices began to decline, making liquids more competitive.

The following table shows the average U.S. benchmark prices for crude oil and natural gas for the applicable three- and nine-month periods, as well as benchmark U.S. sales prices for ethylene, propylene, benzene and HDPE, which Equistar produces and sells.  The benchmark weighted average cost of ethylene production, which is reduced by co-product revenues, is based on CMAI’s estimated ratio of heavy liquid raw materials and NGLs used in U.S. ethylene production and is subject to revision.

	Average Benchmark Price
	For the three months ended		For the nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Crude oil – dollars per barrel	117.83	75.40	113.24	66.09
Natural gas – dollars per million BTUs	9.28	6.19	9.46	6.67
NWE Naphtha – dollars per barrel	109.72	74.97	106.50	70.35
Weighted average cost of ethylene production – cents per pound	52.22	38.73	52.36	33.80
Ethylene – cents per pound	68.00	50.17	64.94	44.94
Propylene – cents per pound	76.83	50.83	68.22	47.96
Benzene – cents per gallon	436.00	355.00	399.67	367.56
HDPE – cents per pound	100.67	76.00	92.44	69.89

While the increases in natural gas prices were not as dramatic as those of crude oil, NGL prices were significantly higher during the third quarter and first nine months of 2008 compared to the same periods in 2007.  These increases were indicative of the pressure on Equistar’s raw material costs, primarily crude oil-based, but also NGL-based.

RESULTS OF OPERATIONS

Revenues—Equistar’s revenues of $3,975 million in the third quarter 2008 were 15% higher compared to revenues of $3,464 million in the third quarter 2007, while the first nine months of 2008 revenues of $11,932 million were 21% higher compared to revenues of $9,867 million in the first nine months of 2007.  The higher revenues in the third quarter and first nine months of 2008 reflected the effects of higher average sales prices, partially offset by the effect of lower sales volumes, compared to the same periods in 2007.  As noted in the table above, benchmark sales prices in the third quarter 2008 averaged higher compared to the third quarter 2007.  Ethylene and derivative sales volumes in the third quarter 2008 were 18% lower, while ethylene co-product sales volumes were 25% lower and polymer sales volumes were 20% lower compared to the third quarter 2007.

Cost of Sales—Equistar’s cost of sales of $3,806 million in the third quarter 2008 was 15% higher compared to $3,314 million in the third quarter 2007, while cost of sales in the first nine months of 2008 of $12,075 million was 28% higher compared to $9,414 million in the first nine months of 2007.  The increases were primarily due to higher raw material costs resulting from the effects of higher crude oil and NGL-based raw material prices.

SG&A Expenses—Selling, general and administrative (“SG&A”) expenses were $53 million in the third quarter of 2008 compared to $71 million in the third quarter of 2007 and $182 million for the first nine months of 2008 compared to $202 million for the first nine months of 2007.  The decreases were primarily attributable to lower compensation expense partially offset by $15 million and $62 million of higher fees incurred in the third quarter and first nine months of 2008, respectively, under Equistar’s receivables sales agreement with Lyondell reflecting higher utilization of that facility compared to the 2007 periods.

Operating Income—Equistar had operating income of $109 million in the third quarter 2008 compared to operating income of $69 million in the third quarter 2007 and an operating loss of $348 million in the first nine months of 2008 compared to operating income of $223 million in the first nine months of 2007.  Operating income in the third quarter 2008 reflected an increase over the third quarter 2007 despite the $90 million estimated effect of lost production due to Hurricane Ike and related costs totaling $24 million,  including a $7 million impairment of the carrying value of assets.  The operating loss in the first nine months of 2008 was primarily due to lower product margins as sales prices did not increase as rapidly as raw material costs compared to the same period in 2007 and the negative effect of Hurricane Ike.  In addition, depreciation and amortization expense increased by $64 million and $185 million in the third quarter and first nine months of 2008, respectively, as a result of the higher values assigned to Equistar’s assets in the acquisition.

Interest Expense—Equistar’s interest expense, excluding push-down and related party debt, was $5 million in the third quarter 2008 compared to $38 million in the third quarter 2007 and $13 million in the first nine months of 2008 compared to $145 million in the first nine months of 2007.  The decrease was primarily due to a decrease in debt, for which Equistar is the primarily obligor, of approximately $1.0 billion from third quarter 2007 to third quarter 2008.  Equistar also recognized $4 million in related party interest expense and $382 million of interest expense on push-down debt in the third quarter 2008 and $10 million in related party interest expense and $1,142 million of interest expense on push-down debt in the first nine months of 2008.

Net Income (Loss)—Equistar’s net loss was $271 million in the third quarter 2008 compared to net income of $22 million in the third quarter 2007 and a net loss of $1,483 million in the first nine months of 2008 compared to net income of $41 million in the first nine months of 2007.  The net loss during the third quarter of 2008 was primarily due to $382 million of interest expense on push-down debt.  The net loss during the first nine months of 2008 was attributable to $1,142 million of interest expense on push-down debt coupled with a $348 million operating loss in the first nine months of 2008 compared to $223 million of operating income in the first nine months of 2007.  Segment operating results are discussed under the “Segment Analysis.”

Third Quarter 2008 versus Second Quarter 2008

Equistar’s third quarter 2008 net loss was $271 million compared to a net loss of $665 million in the second quarter 2008.  The $394 million improvement in results was primarily due to lower liquid raw material costs and higher ethylene co-product sales prices.

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

The following table sets forth Equistar’s sales and other operating revenues, operating income and selected product sales volumes.

	Successor	Predecessor	Successor	Predecessor
	For the three months ended		For the nine months ended
	September 30,		September 30,
Millions of dollars	2008	2007	2008	2007
Sales and other operating revenues:
Chemicals segment	$3,735	$3,213	$11,197	$9,004
Polymers segment	990	903	2,995	2,595
Intersegment eliminations	(750)	(652)	(2,260)	(1,732)
Total	$3,975	$3,464	$11,932	$9,867

Operating income (loss):
Chemicals segment	$(106)	$73	$(158)	$367
Polymers segment	(33)	62	(68)	98
Other, including intersegment eliminations	(57)	- -	(84)	- -
LIFO adjustment	305	(66)	(38)	(242)
Total	$109	$69	$(348)	$223

Sales volumes, in millions
Ethylene and derivatives (pounds):	2,500	2,952	8,203	8,934
Intersegment sales to polymers included above (pounds)	1,143	1,335	3,680	4,064
Other ethylene derivatives included above (pounds)	409	551	1,514	1,703
Ethylene co-products:
Non-aromatics (pounds)	1,575	1,951	5,063	5,985
Aromatics (gallons)	52	89	201	271
Polyethylene (pounds)	1,127	1,327	3,770	4,115
Polypropylene (pounds)	29	64	120	196

Chemicals Segment

Overview—In its chemicals segment, Equistar manufactures and markets ethylene and its co-products, primarily propylene, butadiene and aromatics, which include benzene and toluene.  Equistar also manufactures and markets ethylene derivatives, including ethylene glycol, ethylene oxide (“EO”) and other EO derivatives, and ethanol.

During a substantial portion of the first nine months of 2008 compared to the same period in 2007, U.S. ethylene producers using crude oil-based raw materials experienced lower profitability as increases in benchmark ethylene and co-products sales prices did not keep pace with rapidly rising raw material costs.  As discussed above, prices of both crude oil-based liquid raw materials and natural gas liquids-based raw materials averaged higher in the 2008 periods, with crude oil prices reaching record levels during the second quarter 2008.

Prior to the U.S. Gulf Coast hurricanes, which negatively affected third quarter 2008 U.S. operating rates and ethylene demand, U.S. ethylene operating rates, including the 2007 periods, were in the 90% to 95% range.  Demand for ethylene in the U.S. decreased an estimated 18% and 8% in the third quarter and first nine months of 2008, respectively, compared to the same periods in 2007.  During the first nine months of 2008, markets for ethylene and ethylene co-products began to experience weaker demand.

Although benchmark crude oil prices decreased during the third quarter 2008, leading to lower sales prices, chemicals segment operating results reflected the effect of higher-priced product sold from inventory.  The chemicals segment’s underlying operating results declined in the first nine months of 2008 compared to the same 2007 period due to significantly higher raw material costs, including the negative effect of selling inventories recorded at fair value in the acquisition of Lyondell.  Operating results were also negatively affected by Hurricane Ike, which resulted in lost production and additional costs during the third quarter and first nine months of 2008.

Revenues—Revenues of $3,735 million in the third quarter 2008 were 16% higher compared to revenues of $3,213 million in the third quarter 2007 and revenues of $11,197 million in the first nine months of 2008 were 24% higher compared to revenues of $9,004 million in the first nine months of 2007.  The higher revenues in the third quarter and first nine months of 2008 reflected higher average sales prices, partially offset by the effect of lower sales volumes.

Ethylene, ethylene derivatives and ethylene co-products sales volumes in the third quarter and first nine months of 2008 were lower compared to the same periods in 2007 as a result of lost production due to the suspension of operations in preparation for Hurricane Ike.  In addition, ethylene co-product sales volumes decreased, reflecting a shift to NGL-based raw materials, which yield lower co-product volumes than crude-oil based raw materials.

Operating Income—The operating loss in the third quarter 2008 was $106 million compared to operating income of $73 million in the third quarter 2007, while an operating loss of $158 million in the first nine months of 2008 compared to operating income of $367 million in the first nine months of 2007.  The decreases were primarily due to lower ethylene product margins and the effect of lower sales volumes in the 2008 periods.

Sales prices declined with the decreasing crude oil prices in the third quarter 2008, while the cost of sales reflected higher-priced product sold from inventory in the 2008 periods.  During the same 2007 periods, sales prices increased more than the cost of sales, as some of the raw material cost increases were deferred and carried in inventory.

Polymers Segment

Overview—In its polymers segment, Equistar manufactures and markets polyethylene, including high density polyethylene (“HDPE”) low density polyethylene (“LDPE”) and linear low density polyethylene (“LLDPE”), and polypropylene.

During the first nine months of 2008 compared to the same 2007 period, U.S. markets experienced weaker domestic demand growth with the third quarter 2008 U.S. Gulf Coast hurricanes having a significant negative effect on demand in that period.  Total U.S. demand for polyethylene decreased an estimated 11% in the third quarter and 4% in the first nine months of 2008 compared to the same periods in 2007.  Prior to the third quarter 2008, polyethylene operating rates, including the 2007 periods, were in the 85% to 90% range.  Higher raw material costs in the first nine months of 2008 compared to the same 2007 period put pressure on polymers product margins.

Equistar’s polymers segment operating results in the third quarter and first nine months of 2008 compared to the same 2007 periods were negatively affected by lower product sales volumes and margins.  The lower margins were primarily due to higher raw material costs, including in the first nine months of 2008, an unfavorable effect from selling inventories that were recorded at fair value as a result of the Lyondell acquisition.

Revenues—Revenues of $990 million in the third quarter 2008 were 10% higher compared to revenues of $903 million in the third quarter 2007 and revenues of $2,995 million in the first nine months of 2008 were 15% higher compared to revenues of $2,595 million in the first nine months of 2007.  The increases in both 2008 periods reflected higher average sales prices, which were partially offset by the effects of 17% and 10% lower sales volumes in the third quarter and first nine months of 2008, respectively, compared to the same periods in 2007.

Operating Income—The polymers segment had operating losses of $33 million and $68 million in the third quarter and first nine months of 2008, respectively, compared to operating income of $62 million and $98 million in the third quarter and first nine months of 2007, respectively.  The effect of lower sales volumes and lower product margins negatively affected profitability in the third quarter and first nine months of 2008.  The lower product margins reflected higher raw material costs that more than offset increases in average sales prices.  Operating results for the first nine months of 2008 included a $24 million negative effect of selling inventories that were recorded at fair value.

FINANCIAL CONDITION

Operating Activities—Operating activities used cash of $262 million in the first nine months of 2008 and provided cash of $253 million in the first nine months of 2007.  The $515 million change primarily reflected the negative effect of the net loss in the first nine months of 2008 and, the effects of changes in the main components of working capital – accounts receivable and inventory, net of accounts payable – which used cash of $292 million in the first nine months of 2008 compared to providing cash of $34 million in the first nine months of 2007.  The change in the 2008 period was primarily due to a decrease in accounts payable as a result of lower purchase volumes and prices of liquids and NGLs.

The third quarter 2008 decrease in liquidity reflected the negative effects of the hurricanes, a general tightening of trade credit in the industry, the credit rating downgrade by S&P, and, as discussed further below, the volatility in the capital markets since mid-September 2008.

Investing Activities—Investing activities provided cash of $271 million in the first nine months of 2008 and used cash of $144 million in the first nine months of 2007.  The $415 million improvement primarily reflected $369 million of proceeds of notes receivable from related parties and a $44 million decrease in capital expenditures in the first nine months of 2008 compared to the same period in 2007.  The notes receivable from related parties relate to accounts receivable sold by Equistar to Lyondell under the receivables sales agreement (see Note 6 to the Consolidated Financial Statements).

Financing Activities—Financing activities used cash of $17 million in the first nine months of 2008 and $217 million in the first nine months of 2007.

In the first nine months of 2008, Equistar had net borrowings of $22 million under related party loan agreements.  Also during the first nine months of 2008, Equistar called and repaid the remaining $27 million principal amount due under notes that were not tendered in December 2007, and paid premiums totaling $1 million.

During the first nine months of 2007, Equistar borrowed $515 million under loan agreements with Millennium and used the proceeds of the Millennium loans, along with cash on hand, to repay $300 million principal amount of its 10.125% Senior Notes due 2008, $300 million principal amount of its 10.625% Senior Notes due 2011 and related premiums totaling $32 million (see Notes 6 and 12 to the Consolidated Financial Statements).

During the first nine months of 2008, Equistar did not make any distributions to its owners compared to $100 million distributed in the first nine months of 2007.

Liquidity and Capital Resources—LyondellBasell Industries manages the cash and liquidity of Equistar and its other subsidiaries as a single group and a global cash pool.  Substantially all of the group’s cash is managed centrally, with operating subsidiaries participating through an intercompany uncommitted revolving credit facility. The majority of the operating subsidiaries of LyondellBasell Industries, including Equistar, have provided guarantees or collateral for the new debt of various LyondellBasell Industries subsidiaries totaling approximately $23 billion that was used primarily to acquire Lyondell.  Accordingly, Equistar's liquidity and capital resources are integrated with LyondellBasell Industries.

LyondellBasell Industries’ total liquidity, including cash on hand and unused availability under various liquidity facilities was $1,575 million at September, 30, 2008 compared to $2,856 million at June 30, 2008.  The primary factors for the decline in liquidity included:

•	The impacts of Hurricanes Ike and Gustav, which resulted in the temporary shutdown of 13 of LyondellBasell Industries’ 14 U.S. Gulf Coast plants.

•	The turnaround of the Houston refinery, which was extended by the collapse of a contractor company’s crane installed in preparation for the turnaround of a coker unit.

•
Inability to access $169 million of cash equivalents, which were reclassified as short term investments.  LyondellBasell Industries subsequently collected $89 million of this amount and expects the remainder to be forthcoming within the next 12 months.

•	Lower margins and a general decrease in demand for fuels, chemicals and polymers products, reflecting the present economic slowdown in a number of LyondellBasell Industries’ markets globally.

•
Payment of the working capital settlement of $373 million related to the Berre refinery acquisition, partly offset by the benefit of adding the Berre refinery and the Solvay Engineered Plastics business in 2008.

The current global financial crisis and recessionary concerns have created substantial uncertainty for the global economy and the markets in which LyondellBasell Industries, including Equistar operates.  The Company’s markets are experiencing a softening of demand combined with continued unprecedented volatility in raw material costs.  During the fourth quarter of 2008, polymer demand in major markets and spot prices for some of LyondellBasell Industries’ products have declined significantly.  In addition, demand for gasoline in North America has declined substantially compared to the third quarter of 2007, which in turn has reduced LyondellBasell Industries’ margins in its fuels business.  These conditions have also had a negative impact on trade credit available to LyondellBasell Industries and its suppliers and customers.

These conditions, which are expected to continue during the fourth quarter of 2008 and which may continue into 2009, could place further demands on LyondellBasell Industries’ liquidity particularly in the first quarter when it historically has had significant operating cash flow requirements for annual compensation costs, property taxes, annual insurance premiums and annual rebate payments to customers. In addition, LyondellBasell Industries has two key debt compliance ratios based on EBITDA that LyondellBasell Industries must continue to comply with in the fourth quarter of 2008 and in each quarter of 2009 and thereafter.

LyondellBasell Industries is taking steps to reduce costs, working capital and discretionary capital spending, including the temporary idling of one of its U.S. Gulf Coast ethylene facilities, representing 11 percent of its U.S. olefins capacity, and reduction of operating rates of certain integrated cracker operations as well as adjusting operating rates at its polymers facilities globally to optimize working capital requirements. Furthermore, LyondellBasell Industries has expanded its synergy program to a broader, more substantial cost reduction program in anticipation of a potentially deeper economic downturn. As part of this program, LyondellBasell Industries is evaluating all of its strategic options with respect to asset utilization, including possible sales or other monetization of some assets, and a restructuring of the organization, including anticipated head count reductions of approximately 15 percent, to reduce costs.  LyondellBasell Industries expects full implementation of these programs within the next 12 to 18 months, but the benefits of these programs may not be realized until later periods.  LyondellBasell Industries expects to record a charge related to severance and related costs associated with the reorganization in the fourth quarter of 2008 and charges related to other costs associated with the potential impacts to LyondellBasell Industries’ assets as incurred.

LyondellBasell Industries believes that, with lower raw material costs, the post-hurricane restoration of substantially all of its U.S. Gulf Coast operations, the anticipated early December 2008 restart of the second coker unit at the Houston Refinery, reduced capital expenditures and the implementation of its cost reduction initiatives, conditions will be such that LyondellBasell Industries can comply with its debt covenants and that operating cash flows, together with  availability under various liquidity facilities, will be adequate to meet anticipated future cash requirements, including scheduled debt service obligations, necessary capital expenditures and ongoing operations, for the foreseeable future.  However, should demand for its products be significantly below LyondellBasell Industries’ expectations, unplanned plant outages occur or product margins compress below expectations, whether because raw material prices return to the high levels experienced in the first part of 2008 or otherwise, LyondellBasell Industries’ cash flow could be lower than expected or negative.  While liquidity at the present time is adequate, a sustained lower-than-expected or negative cash flow could result in existing sources of liquidity not being adequate to fund operations and meet debt service requirements.  Failure to comply with quarterly debt covenants will result in a default under LyondellBasell Industries’ loan agreements.  See "Effects of Breach" below.

The consolidated financial statements of LyondellBasell Industries and Equistar have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

At September 30, 2008, Equistar’s long-term debt, under which Equistar is the primary obligor, was $130 million, and there were no current maturities.  In addition, Equistar recognized in its financial statements a total of $17,625 million of acquisition-related or push-down debt for which it is a guarantor, as described below, but is not the primary obligor (see Note 12 to the Consolidated Financial Statements).  As a result of recognizing the push-down debt in its financial statements, Equistar has a $9,991 million deficit in partners’ capital; however, Equistar does not expect that it will be required to fund a substantial portion of the push-down debt.

The major bond rating agencies have assigned a corporate rating to LyondellBasell Industries as a group relevant to such borrowings. Management believes this corporate rating is reflective of the inherent credit for Equistar, as well as for the group as a whole.

In August 2008, Standard & Poor’s Rating Services (“S&P”) lowered LyondellBasell Industries’ corporate rating to B from B+, citing weaker-than-expected earnings for the second quarter of 2008 and a more challenging business outlook for the coming quarters.  The S&P outlook for LyondellBasell Industries remains negative.  In May 2008, Moody’s Investors Service affirmed LyondellBasell Industries’ corporate rating at B1 and lowered its outlook for LyondellBasell Industries from stable to negative citing LyondellBasell Industries’ lower than expected operating results and the effect the current weakness in the U.S. olefins market may have on LyondellBasell Industries’ plan to substantially reduce debt.

At September 30, 2008, Equistar had cash on hand of $52 million.  The total amount available to borrowers under the Accounts Receivable Securitization Facility and the Senior Secured Inventory-Based Credit Facility totaled $83 million after giving effect to a total minimum unused availability requirement of $100 million and the total amount of outstanding letters of guarantee and letters of credit under the Senior Secured Inventory-Based Credit Facility.

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

As of September 30, 2008, there were no borrowings outstanding under the facility.  At each borrower’s option, loans under the revolving credit facility bear interest at rates equal to LIBOR plus 6% or the higher of the (i) federal funds rate plus 0.5% and (ii) prime rate, plus, in each case, 5%.  Interest rates may be adjusted, from time to time, based upon the First Lien Senior Secured Leverage Ratio as calculated at such time.  Neither Millennium nor Equistar can borrow under this facility.

Equistar is also committed to lend amounts to Lyondell through the accounts receivable sales facility with Lyondell.  Under the accounts receivable sales facility with Lyondell, Equistar sells substantially all of its domestic accounts receivable to a subsidiary of Lyondell in exchange for, at the option of Lyondell, a combination of cash and promissory notes from the subsidiary.

Equistar’s liquidity may be negatively affected in the short term due to the effects of the hurricane on accounts receivable and inventory levels, which determine availability under, respectively, the Accounts Receivable Securitization Facility and the Senior Secured Inventory-Based Credit Facility.  Illiquidity in global financial markets could also affect Equistar’s access to funds under its liquidity facilities.

The fair values of Equistar’s pension plans assets have decreased since December 31, 2007 as a result of significant turmoil in financial markets.  For additional information, see Note 13 to Equistar’s Consolidated Financial Statements.  Further declines in the fair values of the pension plans assets could require additional payments by Equistar in order to maintain specified funding levels.

Capital Markets—The recent volatility in global financial markets has created a considerable amount of uncertainty as major financial institutions undergo financial difficulties.  Equistar is monitoring its positions with these institutions and taking steps to minimize its exposure to potential loss.

In view of the interrelated nature of the credit and liquidity position of LyondellBasell Industries and its subsidiaries, and pursuant to Staff Accounting Bulletin Topic 5(j) of the Securities and Exchange Commission, Equistar has recognized debt of $17,625 million for which it is not the primary obligor, but which it has guaranteed (the push-down debt), that was used in the acquisition of Lyondell by LyondellBasell Industries.

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

In conjunction with the exercise by the JLAs of their flex rights, additional amendments were made to each of the Interim Loan, Senior Secured Inventory-Based Credit Facility, Revolving Credit Facility with Access Industries and Accounts Receivable Securitization Facility.  The amendments to the Interim Loan and Senior Secured Inventory-Based Credit Facility and the Revolving Credit Facility with Access Industries were effective on April 30, 2008.  The amendments to the Accounts Receivable Securitization Facility were effective on May 6, 2008.

Each of the Interim Loan, the Senior Secured Inventory-Based Credit Facility, the Accounts Receivable Securitization Facility and Revolving Credit Facility with Access Industries were amended to (i) conform to certain of the amendments to the Senior Secured Credit Facility and (ii) make other changes, including technical and typographical corrections.  In addition, the Senior Secured Inventory-Based Credit Facility was amended to allow Lyondell the future option to increase the aggregate amount of commitments under the facility by a further $500 million.

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

Equistar is a guarantor of certain debt of the Basell Group and Lyondell.  The Basell Group debt includes an $8,000 million Interim Loan and 8.375% High Yield Notes due 2015, comprising borrowings of $615 million and €500 million ($717 million).

The Interim Loan, together with proceeds of other borrowings, was used to finance the acquisition of Lyondell.  If not repaid or exchanged prior to the 12 months tenure, the Interim Loan converts to a senior secured loan in December 2008 and is due June 2015.  Prior to giving affect to the amendments discussed below, the Interim Loan bore interest at LIBOR plus an initial margin of 4.625%, which margin increased by 0.5% in each of June 2008 and September 2008 and increases by 0.5% for each three-month period thereafter, subject to a maximum interest rate of 12% per annum (or 12.5% in the event of certain ratings declines) (the “Applicable Margin”).  Through a series of actions, the validity of which LyondellBasell Industries disputes, the JLAs have attempted to increase the applicable rate under the Interim Loan to 12% per annum.  Since June 16, 2008, LyondellBasell Industries had been paying 12% interest, which was approximately 4% higher than the applicable rate under the Interim Loan as at June 30, 2008, in order to avoid any allegation of default by the lenders.  LyondellBasell Industries had protested the higher rate and had reserved its right to recover any such amounts based upon a determination that the JLAs’ attempt to impose a rate increase is not supported by the terms of the applicable loan documentation.

On October 17, 2008, the agreement governing the Interim Loan was amended and restated, and the disputed interest settled.  Under the amended and restated agreement, the $8 billion principal amount of initial loans outstanding were retranched into:

(a)	$3.5 billion of fixed rate second lien loans, which bear interest at a rate equal to 12% per annum (12.5% in the case of certain ratings downgrades),

(b)	$2.0 billion of floating rate second lien loans and

(c)	$2.5 billion of floating rate third lien loans.

All of the floating rate loans bear interest at a rate equal to LIBOR (in the case of U.S. dollar loans) or EURIBOR (in the case of euro loans) plus the Applicable Margin.

The economic impact of the interest rates applicable to the retranched loans is effective as of June 16, 2008.

The amendments also include provisions allowing lenders

(i)
within 180 days after October 17, 2008, to convert retranched fixed rate second lien loans into fixed rate second lien notes or a combination of fixed rate second lien notes and up to $1 billion in aggregate principal amount of fixed rate third lien notes and/or fixed rate unsecured notes (and pursuant to a notice given on October 17, 2008, all of the fixed rate second lien loans will automatically convert into fixed rate second lien notes if no election is made by the lenders to convert a portion of the fixed rate second lien loans to fixed rate third lien or unsecured notes within this 180-day period) and

(ii)
following the time that the fixed rate second lien loans have been converted into exchange notes and certain lenders under the amended and restated agreement hold, in aggregate, less than $950 million of such notes, to convert new floating rate second lien loans into fixed rate second lien notes and to convert new floating rate third lien loans into fixed rate third lien notes and/or fixed rate unsecured notes.  In all such cases, the exchange notes will bear interest at a rate equal to 12% per annum (12.5% in the case of certain ratings downgrades), may be denominated in euro or dollars, and will have maturity dates between June 2015 and December 2019.

In addition, the amendments include revisions to some of the terms of the exchange notes to make them consistent, in some instances, with similar provisions of the senior secured credit facility.  The amendments also make other changes, including technical and typographical corrections.

Equistar is also a guarantor under the Senior Secured Credit Facility entered into on December 20, 2007, in connection with the acquisition of Lyondell by LyondellBasell Industries.  Lyondell and other subsidiaries of the Basell Group are borrowers under the Senior Secured Credit Facility, which includes a six-year $2,000 million term loan A facility due 2013; a seven-year $7,550 million and €1,300 million term loan B facility due 2014; and a six-year $1,000 million multicurrency revolving credit facility due 2013.  Equistar is also a guarantor for amounts borrowed under the senior secured inventory-based credit facility by Lyondell and other subsidiaries of Lyondell and a U.S.-based subsidiary of the Basell Group.

At September 30, 2008, amounts borrowed by the Basell Group under the Senior Secured Credit Facility consisted of $482 million borrowed under term loan A and €1,290 million ($1,849 million) under term loan B, and Lyondell borrowings included $1,447 million borrowed under term loan A and $7,427 million under term loan B.  At September 30, 2008, borrowings of $1,293 million were outstanding under the Senior Secured Inventory-Based Credit Facility, $1,163 million on the part of Lyondell and $130 million on the part of the Basell Group.  Also at September 30, 2008, $860 million was outstanding under the senior secured revolving facility, of which $728 million was on the part of Lyondell and $132 million on the part of the Basell Group.

The Senior Secured Credit Facility, Accounts Receivable Securitization Facility, senior secured inventory-based credit facility and the Interim Loan contain restrictive covenants, including covenants that establish maximum levels of annual capital expenditures and require the maintenance of specified financial ratios by LyondellBasell Industries on a consolidated basis.  These covenants, as well as debt guarantees, are described in Note 13 to Equistar’s Consolidated Financial Statements in Item 8 of its Annual Report on Form 10-K for the year ended December 31, 2007.  See “Effects of a Breach” below for discussion of the potential impact of a breach of these covenants.

The indenture governing Equistar’s 7.55% Notes due 2026 contains restrictive covenants.  These covenants are described in Note 13 to Equistar’s Consolidated Financial Statements in Item 8 of its Annual Report on Form 10-K for the year ended December 31, 2007.

Effects of a Breach— A breach by Equistar or any other obligor of the covenants or the failure to pay principal and interest when due under any of the Interim Loan, Senior Secured Credit Facilities, Asset-Based Facilities or other indebtedness of Equistar or its affiliates could result in a default or cross-default under all or some of those instruments.  If any such default or cross-default occurs, the applicable lenders may elect to declare all outstanding borrowings, together with accrued interest and other amounts payable thereunder, to be immediately due and payable.  In such circumstances, the lenders under the Senior Secured Credit Facilities, the Access Revolving Credit Facility and the ABL Inventory-Based Credit Facility also have the right to terminate any commitments they have to provide further borrowings, and the counterparties under the ABL Asset-Based Receivables Facility, as well as under legacy Basell U.S. and European securitization programs, may terminate further purchases of interests in accounts receivable and receive all collections from previously sold interests until they have collected on their interests in those receivables, thus reducing the entity’s liquidity.  In addition, following such an event of default, the lenders under the Senior Secured Credit Facilities and the counterparties under the ABL Inventory-Based Credit Facility have the right to proceed against the collateral granted to them to secure the obligations, which in some cases includes its available cash.  If the obligations under the Interim Loan, Senior Secured Credit Facilities, the Asset-Based Facilities or any other material financing arrangement were to be accelerated, it is not likely that the obligors would have, or be able to obtain, sufficient funds to make these accelerated payments, and as a result Equistar could be forced into bankruptcy or liquidation.

Off-Balance Sheet Arrangements—Equistar’s off-balance sheet arrangements are described in Item 7 of its Annual Report on Form 10-K for the year ended December 31, 2007.  Equistar’s off-balance sheet arrangements did not change materially in the quarter ended September 30, 2008.

CURRENT BUSINESS OUTLOOK

The current global financial crisis and recessionary concerns have created substantial uncertainty for the global economy and the markets in which LyondellBasell Industries, including Equistar, operates.  Equistar’s markets are experiencing a softening of demand combined with continued unprecedented volatility in raw material costs.  During the fourth quarter of 2008, demand in major markets and spot prices for some of Equistar’s products have declined significantly.  These conditions have also had a negative impact on trade credit available to Equistar and its suppliers and customers.

These conditions, which are expected to continue during the fourth quarter of 2008 and which may continue into 2009, could place further demands on Equistar’s liquidity as it historically has had significant operating cash flow requirements in the first quarter for annual compensation costs, property taxes, annual insurance premiums and annual rebate payments to customers. In addition, LyondellBasell Industries has two key debt compliance ratios based on EBITDA that it must continue to comply with in the fourth quarter of 2008 and in each quarter of 2009 and thereafter.

Equistar is taking steps to reduce costs, working capital and discretionary capital spending, including the temporary idling of one of its U.S. Gulf Coast ethylene facilities, representing 11 percent of its U.S. olefins capacity, and reduction of operating rates of certain integrated cracker operations as well as adjusting operating rates at its polymers facilities to optimize working capital requirements.  Furthermore, LyondellBasell Industries has expanded its synergy program to a broader, more substantial cost reduction program in anticipation of a potentially deeper economic downturn.  As part of this program, it is evaluating all of its strategic options with respect to asset utilization, including possible sale or other monetization of some assets, and a restructuring of the organization, including anticipated head count reductions of approximately 15 percent, to reduce costs.  Equistar expects full implementation of these programs within the next 12 to 18 months, but the benefits of these programs may not be realized until later periods.  Equistar expects to record a charge related to severance and related costs associated with the reorganization in the fourth quarter of 2008 and charges related to other costs, associated with the potential impacts to Equistar’s assets, as incurred.

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

Item 3.  Disclosure of Market Risk

Equistar’s exposure to market risk is described in Item 7A of its Annual Report on Form 10-K for the year ended December 31, 2007.  Equistar’s exposure to market risk has not changed materially in the nine months ended September 30, 2008.

Item 4.  Controls and Procedures

Equistar performed an evaluation, under the supervision and with the participation of its management, including the President and Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of Equistar’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2008.  Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Equistar’s disclosure controls and procedures are effective.

There were no changes in Equistar’s internal control over financial reporting that occurred during Equistar’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, Equistar’s internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this report are “forward-looking statements” within the meaning of the U.S. federal securities laws.  Forward-looking statements can be identified by words such as “estimate,” “believe,” “expect,” “anticipate,” “plan,” “budget” or other words that convey the uncertainty of future events or outcomes.  Many of these forward-looking statements have been based on expectations and assumptions about future events that may prove to be inaccurate.  While Equistar’s management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond Equistar’s control.  Equistar’s actual results (including the results of its joint ventures) could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to:

•	Equistar’s ability to comply with debt covenants and service its substantial debt,
•	the availability, cost and price volatility of raw materials and utilities, particularly the cost of oil and natural gas,
•	uncertainties associated with the U.S. and worldwide capital markets and economies,
•	the supply/demand balances for Equistar’s and its joint ventures' products, and the related effects of industry production capacities and operating rates,
•	legal, tax and environmental proceedings,
•	the cyclical nature of the chemical and refining industries,
•	available cash and access to capital markets,
•	technological developments, and Equistar’s ability to develop new products and process technologies,
•
operating interruptions (including leaks, explosions, fires, weather-related incidents, mechanical failure, unscheduled downtime, supplier disruptions, labor shortages or other labor difficulties, transportation interruptions, spills and releases and other environmental risks),

•	current and potential governmental regulatory actions in the U.S. and in other countries,
•	international political unrest and terrorist acts,
•	competitive products and pricing pressures,
•	Lyondell’s (including Equistar) ability to implement its business strategies, including integration within LyondellBasell Industries, and
•	risks and uncertainties posed by international operations, including foreign currency fluctuations.

Any of these factors, or a combination of these factors, could materially affect Equistar’s future results of operations (including those of its joint ventures) and the ultimate accuracy of the forward-looking statements.  These forward-looking statements are not guarantees of future performance, and Equistar’s actual results and future developments (including those of its joint ventures) may differ materially from those projected in the forward-looking statements.  Equistar’s management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or prior earnings levels.

All forward-looking statements in this Form 10-Q are qualified in their entirety by the cautionary statements contained in this section, elsewhere in this report and in Equistar’s Annual Report on Form 10-K for the year ended December 31, 2007.  See “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Equistar” for additional information about factors that may affect Equistar’s businesses and operating results (including those of its joint ventures).  These factors are not necessarily all of the important factors that could affect Equistar and its joint ventures.  Use caution and common sense when considering these forward-looking statements.  Equistar does not intend to update these statements unless applicable securities laws require it to do so.

In addition, this Form 10-Q contains summaries of contracts and other documents.  These summaries may not contain all of the information that is important to an investor, and reference is made to the actual contract or document for a more complete understanding of what is discussed in this 10-Q, the contract or document involved.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material developments with respect to Equistar’s legal proceedings previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2007 and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008, except as disclosed below.

Environmental Matters

In December 2006, the State of Texas filed a lawsuit in the District Court, Travis County, Texas, against Equistar and its owners, Lyondell and Millennium, alleging past violations of various environmental regulatory requirements at Equistar’s Channelview, Chocolate Bayou and La Porte, Texas facilities and Millennium’s La Porte, Texas facility, and seeking an unspecified amount of damages.  The previously disclosed Texas Commission on Environmental Quality (“TCEQ”) notifications alleging noncompliance of emissions monitoring requirements at Equistar’s Channelview facility and Millennium’s La Porte facility and seeking civil penalties of $167,000 and $179,520, respectively, have been included as part of this lawsuit.  In July 2008, Equistar signed an Agreed Final Judgment resolving this lawsuit.  Under the terms of the settlement, Equistar Chemicals and Millennium Petrochemicals Inc. each agreed to pay $3,250,000 in penalties (with $500,000 being offset by funding of various local supplemental environmental projects by each company).  The companies also agreed to each pay $250,000 in attorney fees to the state.  This agreement resolved outstanding alleged violations at several company-owned and/or operated Texas facilities.  No other additional expenditures are required.  In September 2008, the settlement was entered by the court.

Item 1A.  Risk Factors

There have been no material developments with respect to Equistar’s risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2007 and in the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008 except as disclosed below.

Risks Related to Indebtedness

Equistar requires a significant amount of cash to service its indebtedness, and its ability to generate cash depends on many factors beyond its control, and on the performance of its subsidiaries and their ability to make distributions to Equistar.

Equistar’s businesses may not generate sufficient cash flow from operations to meet debt service obligations, future borrowings may not be available under current or future credit facilities in an amount sufficient to enable it to pay its indebtedness at or before maturity and Equistar may not be able to refinance its indebtedness on reasonable terms, if at all.  Factors beyond its control affect its results of operation and accordingly its ability to make these payments and refinancings.  These factors are discussed elsewhere in "Risk Factors" and "Forward-Looking Statements."

Further, its ability to fund capital expenditures and working capital may depend on the availability of funds under lines of credit and other liquidity facilities.  If, in the future, sufficient cash is not generated from operations to meet debt service obligations and funds are not available under lines of credit or other liquidity facilities, Equistar may need to reduce or delay non-essential expenditures, such as capital expenditures and research and development efforts.  In addition, Equistar may need to refinance debt, obtain additional financing or sell assets, which Equistar may not be able to do on reasonable terms, if at all.  Global financial markets have been, and continue to be, volatile, which has caused a substantial deterioration in the credit and capital markets.  These conditions will likely continue and may make it difficult to obtain funding for Equistar’s ongoing capital needs.  In particular, the cost of raising money in the debt and equity capital markets has increased substantially while the availability of funds from those markets generally has diminished significantly.  Also, as a result of concerns about the stability of financial markets generally and the solvency of counterparties specifically, the cost of obtaining money from the credit markets generally has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, refused to refinance existing debt at maturity on terms that are similar to existing debt, and reduced, or in some cases ceased, to provide funding to borrowers.

The current difficult economic market environment is causing contraction in the availability of credit in the marketplace.  This could potentially reduce Equistar’s sources of liquidity.  In addition, Equistar rely upon trade creditors to meet a substantial portion of its working capital requirements.  These suppliers could decrease payment periods, reduce the amount of credit extended to us, demand letters of credit or prepayments or cease doing business with it as a result of its significant leverage, a further ratings downgrade, any default under its debt instruments or as a result of the state of credit markets generally.

Although Equistar is highly leveraged, subject to limitations in its debt instruments, its parent may cause it to pay dividends for the benefit of the parent and its affiliates.  Cash used to pay dividends would not be available to pay principal of or interest on its debt, to make capital expenditures or for general corporate purposes.

Failure to comply with covenants or to pay principal of, and interest on, indebtedness when due could result in an acceleration of debt.

A breach by Equistar or any other obligor of the covenants or the failure to pay principal and interest when due under any of the Interim Loan, Senior Secured Credit Facilities, Asset-Based Facilities or other indebtedness of Equistar or its affiliates could result in a default or cross-default under all or some of those instruments.  If any such default or cross-default occurs, the applicable lenders may elect to declare all outstanding borrowings, together with accrued interest and other amounts payable thereunder, to be immediately due and payable.  In such circumstances, the lenders under the Senior Secured Credit Facilities, the Access Revolving Credit Facility and the ABL Inventory-Based Credit Facility also have the right to terminate any commitments they have to provide further borrowings, and the counterparties under the ABL Asset-Based Receivables Facility, as well as under legacy Basell U.S. and European securitization programs, may terminate further purchases of interests in accounts receivable and receive all collections from previously sold interests until they have collected on their interests in those receivables, thus reducing the entity's liquidity.  In addition, following such an event of default, the lenders under the Senior Secured Credit Facilities and the counterparties under the ABL Inventory-Based Credit Facility have the right to proceed against the collateral granted to them to secure the obligations, which in some cases includes its available cash.  If the obligations under the Interim Loan, Senior Secured Credit Facilities, the Asset-Based Facilities or any other material financing arrangement were to be accelerated, it is not likely that the obligors would have, or be able to obtain, sufficient funds to make these accelerated payments, and as a result Equistar could be forced into bankruptcy or liquidation.

The terms of the Interim Loan, Senior Secured Credit Facilities, the Access Revolving Credit Facility, Basell Notes due 2015, Asset-Based Facilities and other financing instruments may restrict Equistar’s current and future operations, particularly its ability to respond to changed business conditions or to take certain actions.

The Interim Loan, Senior Secured Credit Facilities, Access Revolving Credit Facility, Basell Notes due 2015, Asset-Based Facilities and other financing instruments contain a number of restrictive covenants that impose significant operating and financial restrictions on Equistar, as well as LyondellBasell Industries, and may limit Equistar’s ability to engage in acts that may be in its long-term best interests.  These include covenants restricting, among other things, Equistar’s ability to: incur, assume or permit to exist indebtedness or guarantees; incur, assume or permit to exist liens; make loans and investments; make external dividends or distributions, engage in mergers, acquisitions, and other business combinations; prepay, redeem or purchase certain indebtedness; amend or otherwise alter terms of certain indebtedness, and other material agreements; make dispositions of assets; engage in transactions with affiliates; enter into or permit to exist contractual obligations limiting its ability to make distributions or to incur or permit to exist liens; and alter the conduct of business.  In addition, the Senior Secured Credit Facilities, Access Revolving Credit Facility and Asset-Based Facilities contain covenants that limit the level of capital expenditures per year.  The Senior Secured Credit Facilities and Access Revolving Credit Facility also require the maintenance by LyondellBasell Industries of specified financial ratios: (1) a maximum First Lien Senior Secured Leverage Ratio (as defined) of 3.75:1.0 on a consolidated basis; and (2) a minimum Consolidated Debt Service Ratio (as defined) of 1.1:1.0 on a consolidated basis.  The Asset-Based Facilities require that total excess availability (as defined) under the Asset-Based Facilities may not be less than $100 million for two or more consecutive business days.  The Asset-Based Facilities also provide that if for any period of four consecutive fiscal quarters LyondellBasell Industries’ Fixed Charge Coverage Ratio (as defined), on a consolidated basis, is less than 1.10:1.0, then LyondellBasell Industries must maintain minimum levels of total excess availability (as defined).  In addition, due to a recent credit downgrade, LyondellBasell Industries is required to consult on a daily basis with the lenders under its securitization program in Europe, which could impact the availability of funds under such facility in the future.  Similar provisions could be triggered under the Basell securitization program in the U.S. The ability to meet those financial ratios and other requirements can be affected by events beyond Equistar’s control and, over time, these covenants may not be satisfied.  Given Equistar’s high debt level and other financial obligations, these and other financial ratios could significantly restrict its liquidity and its ability to incur additional debt through its various credit facilities or by accessing the financial markets.

A ratings downgrade may increase its interest costs and make it more difficult to finance Equistar’s operations.

Any downgrade in Equistar’s corporate ratings by any of the major credit rating agencies may result in more onerous terms for trade credit and higher borrowing costs for other indebtedness, and any new financing or credit facilities, if available at all, may not be on terms as attractive as those Equistar have currently or other terms acceptable to Equistar.  As a result, ratings downgrades could adversely affect its ability to obtain financing for working capital, capital expenditures or acquisitions or to refinance existing indebtedness.  The failure to obtain sufficient financing or to refinance existing indebtedness could increase the risk that its leverage may adversely affect its future financial and operating flexibility.

The current instability and uncertainty in the global financial markets have created increased counterparty risk.

Equistar has exposure to various financial institutions under hedging arrangements, including interest rate, commodity and currency hedging contracts, and the risk of counterparty default is currently higher in light of existing capital market and economic conditions.  The recent credit crisis has also resulted in the potential losses on certain of its assets as a result of counterparty risk.  Reduced liquidity or financial losses resulting from exposure to the risk of counterparties could have a material adverse effect on our cash flow and financial condition.

The instability and uncertainty in the financial markets has also made it difficult to assess the risk of counterparties to current and future financing arrangements, investments and other contracts.  The financial markets, the U.S. economy  and most European economies have altered the ability and willingness of certain financial institutions to extend credit in line with past practices.

Despite current indebtedness levels, Equistar may still be able to incur more debt.  This could increase the risks associated with its substantial level of financial obligations.

Although Equistar currently has limited ability to incur additional debt under certain of its debt arrangements, Equistar may be able to incur additional indebtedness in the future.  Although its debt instruments contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and Equistar could incur additional indebtedness in compliance with these restrictions.  Among other things, Equistar may guarantee or incur additional obligations to the extent there is available capacity under the revolving credit facility portion of the Senior Secured Credit Facilities or under the Asset-Based Facilities.  See the "—Liquidity and Capital Resources" section under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Equistar’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.  If Equistar incurs or guarantees additional financial obligations above the existing levels, the risks associated with its substantial level of financial obligations would increase.

Equistar’s variable rate obligations subject it to interest rate risk, which could cause its debt service obligations to increase significantly.

As of September 30, 2008, taking into account the amendment and restatement of the Interim Loan on October 17, 2008, Equistar was an obligor with respect to approximately $21.4 billion of variable rate borrowings.  Although Equistar and its co-obligors may have interest rate hedge arrangements in effect from time to time, its interest expense could increase if interest rates increase, because its variable rate obligations may not be fully hedged and they bear interest at floating rates, generally equal to EURIBOR and LIBOR plus an applicable margin or, in the case of the Senior Secured Credit Facilities, may instead bear interest at the alternate base rate plus an applicable margin.  Additionally, the Asset-Based Facilities, consisting of the ABL Asset-Based Receivables Facility entered into in connection with the Lyondell acquisition and the ABL Inventory-Based Credit Facility, bear interest at floating rates or the alternate base rate plus an applicable margin.  In addition, $4.5 billion principal amount of loans under the Interim Loan bear interest at a floating rate equal to LIBOR or EURIBOR plus an applicable margin.  A change of 100 basis points or 1% of the floating rates as of September 30, 2008, taking into account the amendment and restatement of the Interim Loan on October 17, 2008, would change its total pre-tax interest charges by $181 million annually.

Risks Relating to the Business

The cyclicality and volatility of the industries in which Equistar participates may cause significant fluctuations in Equistar’s operating results.

Equistar’s historical operating results are subject to the cyclical and volatile nature of the supply-demand balance in the chemical industry, and its future operating results are expected to continue to be affected by this cyclicality and volatility.  The chemical industry historically has experienced alternating periods of capacity shortages leading to tight supply, causing prices and profit margins to increase, followed by periods when substantial capacity is added, resulting in oversupply, declining capacity utilization rates and declining prices and profit margins.  The volatility the chemical industry experiences occurs as a result of changes in the supply and demand for products, changes in energy prices and changes in various other economic conditions around the world.  This cyclicality and volatility results in significant fluctuations in profits and cash flow from period to period and over the business cycles.

The global economic and political environment continues to be uncertain, and a decline in demand could place further pressure on its results of operations.  In addition, new capacity additions by some participants in the industry, especially those in Asia, including the Middle East, that began in 2006 and are expected to continue, could lead to another period of oversupply and low profitability.  The timing and extent of any changes to currently prevailing market conditions is uncertain and supply and demand may be unbalanced at any time.  As a consequence, Equistar is unable to accurately predict the extent or duration of future industry cycles or their effect on its business, financial condition or results of operations, and can give no assurances as to any predictions made in this report with respect to the timing, extent or duration of future industry cycles.

Equistar may reduce production at or idle a facility for an extended period of time or exit a business because of an oversupply of a particular product and/or a lack of demand for that particular product, or high raw material prices, which makes production uneconomical.  Equistar may also reduce production at its facilities because it has either fixed or minimum off-take arrangements with joint ventures or third parties.  Any decision to permanently close facilities or exit a business would result in impairment and other charges to earnings.  Temporary outages sometimes last for several quarters or, in certain cases, longer, and could cause it to incur costs, including the expenses of maintaining and restarting these facilities.  In addition, even though Equistar may need to reduce production, Equistar may still be required to continue to purchase or pay for utilities or raw materials under take-or-pay supply agreements.  It is possible that factors such as increases in raw material costs or lower demand in the future will cause it to reduce operating rates, idle facilities or exit uncompetitive businesses.

Costs of raw materials and energy, as well as reliability of supply, may result in increased operating expenses and reduced results of operations.

Equistar purchase large amounts of raw materials and energy for its businesses.  The cost of these raw materials and energy, in the aggregate, represents a substantial portion of its operating expenses.  The costs of raw materials and energy generally follow price trends of, and vary with the market conditions for, crude oil and natural gas, which may be highly volatile and cyclical.  Many raw material and energy costs have recently experienced significant fluctuations, reaching historically record high levels.  Moreover, a weak U.S. dollar adds to the volatility in its raw material costs.  There have been, and will likely continue to be, periods of time when Equistar is unable to pass raw material and energy cost increases on to customers quickly enough to avoid adverse impacts on its results of operations.  Customer consolidation also has made it more difficult to pass along cost increases to customers.  Its results of operations have been, and could be in the future, significantly affected by increases and volatility in these costs.  Cost increases also may increase working capital needs, which could reduce its liquidity and cash flow.  In addition, when raw material and energy costs increase rapidly and are passed along to customers as product price increases, the credit risks associated with certain customers can be compounded.  To the extent Equistar increase its product sales prices to reflect rising raw material and energy costs, demand for products may decrease as customers reduce their consumption or use substitute products, which may have an adverse impact on its results of operations.  See "—Equistar sells products in highly competitive global markets and face significant price pressures" below.

In addition, higher North American natural gas prices relative to natural gas cost-advantaged regions, such as the Middle East, have diminished the ability of many domestic chemical producers to compete internationally since natural gas prices affect a significant portion of the industry's raw materials and energy sources.  This environment has in the past caused, and may in the future cause, a reduction in Equistar’s exports from North America, and has in the past reduced, and may in the future reduce, the competitiveness of U.S. producers.  It also has in the past increased the competition for product sales within North America, as production that would otherwise have been sold in other geographic regions.  This resulted in excess supply and lower margins in North America and Europe, and may do so in the future.

Furthermore, across its business, there are a limited number of suppliers for some of its raw materials and utilities and, in some cases, the number of sources for and availability of raw materials and utilities is specific to the particular geographic region in which a facility is located.  It is also common in the chemical industry for a facility to have a sole, dedicated source for its utilities, such as steam, electricity and gas.  Having a sole or limited number of suppliers may result in it having limited negotiating power, particularly in the case of rising raw material costs.  Alternatively, where Equistar have multiple suppliers for a raw material or utility, these suppliers may not make up for the loss of a major supplier.  Any new supply agreements Equistar enter into may not have terms as favorable as those contained in its current supply agreements.  For some of its products, the facilities and/or distribution channels of raw material suppliers and utilities suppliers and Equistar form an integrated system.  This is especially true in the U.S. Gulf Coast where the infrastructure of the chemical and refining industries is tightly integrated such that a major disruption of supply of a given commodity or utility can negatively affect numerous participants, including suppliers of other raw materials.

If one or more of its significant raw material or utility suppliers were unable to meet its obligations under present supply arrangements, raw materials become unavailable within the geographic area from which they are now sourced, or supplies are otherwise disrupted, its businesses could suffer reduced supplies or be forced to incur increased costs for their raw materials or utilities, which would have a direct negative impact on plant operations.  For example, Hurricanes Katrina and Rita negatively affected crude oil and natural gas supplies, as well as supplies of some of its other raw materials, contributing to increases in raw material prices during the second half of 2005 and, in some cases, disrupting production.  In addition, hurricane-related disruption of rail and pipeline traffic in the U.S. Gulf Coast area will negatively affect shipments of raw materials and product.

In addition, in light of recent volatility in raw material costs and its current debt levels, its suppliers could impose more onerous terms on it, resulting in shorter payment cycles and increasing its working capital requirements

Disruptions in financial markets and an economic downturn could adversely affect Equistar’s customers, and, therefore, its business.

Equistar’s results of operations are materially affected by conditions in the financial markets and economic conditions generally, both in the U.S. and elsewhere around the world.  An economic downturn in the businesses or geographic areas in which it sells its products could substantially reduce demand for these products and result in a decrease in sales volumes.  Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining residential real estate market in the U.S. have contributed to increased volatility and diminished expectations for the global economy and markets.  These factors, combined with volatile raw material prices, declining business and consumer confidence, increased unemployment and continuing financial market fluctuations, have precipitated an economic slowdown and could lead to an extended worldwide economic recession.  An economic slowdown caused by a recession could adversely effect Equistar’s business as these events would likely reduce worldwide demand for its products, in particular from its customers in industrial markets generally and specifically in the automotive, housing and consumer packaging industries.  Any of the foregoing events could result in an impairment of its assets, including goodwill.

Moreover, many of Equistar’s customers and suppliers rely on access to credit to adequately fund their operations.  These disruptions in financial markets and an economic slowdown could also adversely impact the ability of customers to finance the purchase of its products and creditworthiness of customers, and could adversely impact the ability or willingness of suppliers to provide us with raw materials for its business.

External factors beyond Equistar’s control can cause fluctuations in demand for its products and in its prices and margins, which may result in lower operating results.

External factors beyond Equistar’s control can cause volatility in the price of raw materials and other operating costs, as well as significant fluctuations in demand for its products, and can magnify the impact of economic cycles on its businesses.  Examples of external factors include:

•	supply of and demand for crude oil and other raw materials;

•	changes in customer buying patterns and demand for its products;

•	general economic conditions;

•	domestic and international events and circumstances;

•	competitor actions;

•	governmental regulation; and

•	severe weather and natural disasters.

Also, Equistar believes that global events have had an impact on its businesses in recent years and may continue to do so.

        Equistar sells products in highly competitive global markets and faces significant price pressures.

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

In addition, Equistar faces increased competition from companies that may have greater financial resources and different cost structures or strategic goals than us, such as large integrated oil companies (many of which also have chemical businesses), government-owned businesses, and companies that receive subsidies or other government incentives to produce certain products in a specified geographic region.  Increased competition from these companies could limit its ability to increase product sales prices in response to raw material and other cost increases, or could cause it to reduce product sales prices to compete effectively, which could reduce its profitability.  Competitors which have greater financial resources than Equistar do may be able to invest significant capital into their businesses, including expenditures for research and development.  In addition, specialty products Equistar produce may become commoditized over time.

Accordingly, increases in raw material and other costs may not necessarily correlate with changes in prices for its products, either in the direction of the price change or in magnitude.  In addition, its ability to increase product sales prices, and the timing of those increases, are affected by the supply-demand balances for its products, as well as the capacity utilization rates for those products.  Timing differences in pricing between rising raw material costs, which may change daily, and contract product prices, which in many cases are negotiated only monthly or less often, sometimes with an additional lag in effective dates for increases, have reduced and may continue to reduce profitability.  Even in periods during which raw material prices decline, Equistar may suffer decreasing profits if raw material price reductions occur at a slower rate than decreases in the selling prices of its products.

Further, volatility in costs and pricing can result in commercial disputes with customers and suppliers with respect to interpretations of complex contractual arrangements.  Significant adverse resolution of any such disputes also could reduce profitability.

Interruptions of operations at its facilities may result in liabilities or lower operating results.

Equistar owns and operates large-scale facilities, and its operating results are dependent on the continued operation of its various production facilities and the ability to complete construction and maintenance projects on schedule.  Material operating interruptions at its facilities, including interruptions caused by the events described below, may materially reduce the productivity and profitability of a particular manufacturing facility, or it as a whole, during and after the period of such operational difficulties.

Although Equistar take precautions to enhance the safety of its operations and minimize the risk of disruptions, its operations, along with the operations of other members of the chemical and refining industries, are subject to hazards inherent in chemical manufacturing and refining and the related storage and transportation of raw materials, products and wastes.  These potential hazards include:

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

Some of these hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment and environmental damage, and may result in suspension of operations, the shutdown of affected facilities and the imposition of civil or criminal penalties.  Furthermore, Equistar also will continue to be subject to present and future claims with respect to workplace exposure, exposure of contractors on its premises as well as other persons located nearby, workers' compensation and other matters.

Equistar maintain property, business interruption, product, general liability, casualty and other types of insurance, including pollution and legal liability, that Equistar believe are in accordance with customary industry practices, but Equistar is not fully insured against all potential hazards incident to its businesses, including losses resulting from natural disasters, war risks or terrorist acts.  Changes in insurance market conditions have caused, and may in the future cause, premiums and deductibles for certain insurance policies to increase substantially and, in some instances, for certain insurance to become unavailable or available only for reduced amounts of coverage.  If Equistar were to incur a significant liability for which Equistar were not fully insured, Equistar might not be able to finance the amount of the uninsured liability on terms acceptable to it or at all, and might be obligated to divert a significant portion of its cash flow from normal business operations.

Equistar’s operations and assets are subject to extensive environmental, health and safety and other laws and regulations, which could result in material costs or liabilities.

Equistar cannot predict with certainty the extent of future liabilities and costs under environmental, health and safety and other laws and regulations and whether liabilities and costs will be material.  Equistar also may face liability for alleged personal injury or property damage due to exposure to chemicals or other hazardous substances at its current or former facilities or chemicals that Equistar manufactures, handles or owns.  In addition, because its products are components of a variety of other end-use products, Equistar, along with other members of the chemical industry, is inherently subject to potential claims related to those end-use products.  Although claims of the types described above have not historically had a material impact on its operations, a substantial increase in the success of these types of claims could result in the expenditure of a significant amount of cash by it to pay claims, and could reduce its operating results.

Equistar (together with the industries in which it operates) is subject to extensive national, regional, state and local environmental laws, regulations, directives, rules and ordinances concerning, and is required to have permits and licenses regulating, emissions to the air, discharges onto land or waters and the generation, handling, storage, transportation, treatment, disposal and remediation of hazardous substances and waste materials.  Many of these laws and regulations provide for substantial fines and potential criminal sanctions for violations, and permits and licenses are subject to renewal, modification and in some circumstances, revocation.  Some of these laws and regulations are subject to varying and conflicting interpretations.  In addition, some of these laws and regulations require it to meet specific financial responsibility requirements.  Equistar generally expects that regulatory controls worldwide will become increasingly more demanding, but cannot accurately predict future developments, such as increasingly strict environmental laws, and inspection and enforcement policies, as well as higher compliance costs, which might affect the handling, manufacture, use, emission or disposal of products, other materials or hazardous and non-hazardous waste.  Stricter environmental, safety and health laws, regulations and enforcement policies could result in increased costs and liabilities to it or limitations on its operations, and could subject its handling, manufacture, use, reuse or disposal of substances or pollutants to more rigorous scrutiny than at present.

For example, under the EU Integrated Pollution Prevention and Control Directive (“IPPC”), EU Member State governments are to adopt rules and implement an environmental permitting program relating to air, water and waste for individual facilities.  While the EU countries are at varying stages in their respective implementation of the IPPC permit program, Equistar has submitted all necessary IPPC permit applications required to date, and in some cases received completed permits from the applicable government agency.  However, Equistar does not know with certainty what future IPPC permits will require, or the costs of compliance with the IPPC permit program.  The EU also has passed legislation governing the registration, evaluation and authorization of chemicals (Regulation on Registration, Evaluation, Authorisation and Restriction of Chemicals, or “REACH”).  Under REACH, Equistar is required to register chemicals and gain authorization for the use of certain substances.  As an importer of chemicals and materials from outside the EU, Equistar is subject to additional registration obligations.  Furthermore, within the framework of EU emissions trading, Equistar was allocated certain allowances of carbon dioxide per year for the affected plants of its European sites for the 2005 to 2007 period.  For the second trading period (2008 to 2012), a number of its chemical plants will also be included in the Europe-wide trading system.  Equistar expects to incur additional costs as a result of the existing emissions trading scheme and could incur additional costs in relation to any future carbon or other greenhouse gas emission trading schemes.  The costs could be higher to the extent that it sells credits that it needs in the future.

Some risk of environmental costs and liabilities is inherent in its operations and products, and there is no assurance that material costs and liabilities will not be incurred.

Environmental laws may have a significant effect on the nature and scope of cleanup of contamination at current and former operating facilities, the costs of transportation and storage of raw materials and finished products and the costs of the storage and disposal of wastewater.  In the U.S., the Superfund Amendments and Reauthorization Act of 1986 (the "Superfund") statutes may impose joint and several liability for the costs of remedial investigations and actions on the entities that generated waste, arranged for disposal of the wastes, transported to or selected the disposal sites and the past and present owners and operators of such sites.  All such responsible parties (or any one of them, including Equistar) may be required to bear all of such costs regardless of fault, the legality of the original disposal or ownership of the disposal site.  Under the EU Environmental Liability Directive, EU Member States may require the remediation of soil and groundwater contamination in certain circumstances, under the “polluter pays principle.”  The scope of events and circumstances that could trigger remediation requirements and the level of remediation required may vary from Member State to Member State.  Similar environmental laws and regulations that have been or may be enacted in other countries outside of the U.S. may impose similar liabilities and costs upon Equistar.

Some of Equistar’s manufacturing sites have an extended history of industrial chemical manufacturing and use, including on-site waste disposal.  Equistar is aware of soil, groundwater and surface water contamination at some of its sites, and Equistar may find contamination at other sites in the future.  It is anticipated that corrective measures will be necessary to comply with national and state requirements with respect to some of these facilities.  Equistar also have liabilities under the U.S. Resource Conservation and Recovery Act and various U.S. state and non-U.S. government regulations related to several current and former plant sites.  Equistar also is responsible for a portion of the remediation of certain off-site waste disposal facilities.  Equistar is contributing funds to the cleanup of several waste sites throughout the U.S. under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") and the Superfund.  Equistar also have been named as a Potentially Responsible Party (“PRP”) under CERCLA or similar law at several other sites.  Its policy is to accrue remediation expenses when it is probable that such efforts will be required and the related expenses can be reasonably estimated.  Estimated costs for future environmental compliance and remediation are necessarily imprecise due to such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of presently unknown remediation sites and the allocation of costs among the potentially responsible parties under applicable statutes.  For further discussion regarding its environmental matters, related accruals and environmentally related capital expenditures, see Note 14 to the Consolidated Financial Statements, and Note 17 to the Consolidated Financial Statements, “Item 1. Legal Proceedings—Environmental Matters” and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Environmental and Other Matters" included in Equistar’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and "Item 1. Business—Environmental Capital Expenditures" included in Equistar’s Annual Report on Form 10-K for the year ended December 31, 2007.  If actual expenditures exceed the amounts accrued, that could have an adverse effect on its results of operations and financial position.

Other regulatory requirements—In addition to the matters described above, Equistar is subject to other material regulatory requirements that could result in higher operating costs, such as regulatory requirements relating to the security of its facilities, and the transportation, exportation or registration of its products.  Although Equistar has compliance programs and other processes intended to ensure compliance with all such regulations, Equistar is subject to the risk that its compliance with such regulations could be challenged.  Non-compliance with certain of these regulations could result in the incurrence of additional costs, penalties or assessments that could be significant.

Legislative and other actions have eliminated substantially all U.S. demand for MTBE.  Therefore, Equistar has been selling its U.S.-produced MTBE for use outside of the U.S., and may in the future produce an alternative gasoline blending component in the U.S., which may be less profitable than MTBE.

Substantially all refiners and blenders have discontinued the use of MTBE in the U.S., partly as a result of U.S. federal governmental initiatives to increase use of bio-ethanol in gasoline as well as some state legislation to reduce or ban the use of MTBE.  Accordingly, Equistar is marketing its U.S.-produced MTBE for use outside of the U.S. However, there are higher distribution costs and import duties associated with exporting MTBE outside the U.S., and the increased supply of MTBE may reduce profitability of MTBE in these export markets.  Its U.S.-based and European-based MTBE plants generally have the flexibility to produce either MTBE or ETBE to accommodate market needs.  Equistar produce and sell ETBE in Europe to address Europe's growing demand for bio-based fuels.  In addition, Equistar may, in the future, modify equipment at its Channelview, Texas facility to provide it with the flexibility to produce an alternative gasoline blending component or either MTBE or ETBE at that facility in the future.  Any decision to produce an alternative gasoline blending component will depend on the timing and cost of equipment modifications, and product decisions will continue to be influenced by regulatory and market developments.  The profit contribution related to an alternative gasoline blending component may be significantly lower than that historically realized on MTBE and ETBE.

Equistar obtains a portion of its raw materials from sources outside the U.S., which subjects it to exchange controls, political risks and other risks.

Equistar obtains a portion of its raw materials from sources outside the U.S., which subjects it to risks such as transportation delays and interruptions, war, terrorist activities, epidemics, pandemics, political and economic instability and disruptions, restrictions on the transfer of funds, the imposition of duties and tariffs, import and export controls, changes in governmental policies, labor unrest and current and changing regulatory environments.  These events could increase the prices at which Equistar can obtain raw materials or disrupt the supply of raw materials, which could reduce Equistar’s operating results.  Its compliance with applicable customs, currency exchange control regulations, transfer pricing regulations or any other laws or regulations to which Equistar may be subject could be challenged.  Furthermore, these laws may be modified, the result of which may be to prevent or limit subsidiaries from transferring cash to Equistar.

Equistar pursues acquisitions, dispositions, partnerships and joint ventures, which may require significant resources and may not yield the expected benefits.

Equistar seeks opportunities to generate value through business combinations, purchases and sales of assets, partnerships, contractual arrangements or joint ventures.  Any future transaction may require that Equistar make significant cash investment, incur substantial debt or assume substantial liabilities.  In addition, these transactions may require significant managerial attention, which may be diverted from its other operations.  These capital, equity and managerial commitments may impair the operation of its businesses.

Transactions that Equistar pursue may be intended to, among other things, result in the realization of synergies, the creation of efficiencies or the generation of cash to reduce debt.  Although these transactions may be expected to yield longer-term benefits if the expected efficiencies and synergies of the transactions are realized, they could reduce its operating results in the short term because of the costs, charges and financing arrangements associated with such transactions or the benefits of a transaction may not be realized to the extent anticipated.  Other transactions may advance future cash flows from some of its businesses, thereby yielding increased short-term liquidity, but consequently resulting in lower cash flows from these operations over the longer term.  Also, any future acquisitions of businesses or facilities could entail a number of additional risks, including, problems with effective integration of operations, the inability to maintain key pre-acquisition business relationships, increased operating costs, exposure to unanticipated liabilities, and difficulties in realizing projected efficiencies, synergies and cost savings.

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
Amended and Restated Bridge (Interim) Loan Credit Agreement Dated as of October 17, 2008 (filed as an exhibit to Lyondell Chemical Company’s Current Report on Form 8-K filed on October 23, 2008 and incorporated herein by reference)

4.5(a)
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

Equistar Chemicals, LP

Dated: November 13, 2008	/s/ Eberhard Faller
Eberhard Faller
Vice President, Controller and Chief Accounting Officer
(Duly Authorized and Principal Accounting Officer)